Form 10-Q
period 2017-09-30
TPG Pace Holdings Corp.
filed 2017-11-08
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At November 1, 2017, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2017
Assets
Current assets:
Cash	$1,636,543
Prepaid expenses	165,429
Total current assets	1,801,972
Cash held in Trust Account	450,000,000
Total assets	$451,801,972
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs, formation costs and other expenses	$1,295,110
Total current liabilities	1,295,110
Deferred underwriting compensation	15,750,000
Total liabilities	17,045,110
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,975,686 shares at September 30, 2017, at a redemption value of $10.00 per share	429,756,860
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,024,314 shares issued and outstanding (excluding 42,975,686 shares subject to possible redemption) at September 30, 2017	202
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	5,217,590
Accumulated deficit	(218,915)
Total shareholders' equity	5,000,002
Total liabilities and shareholders' equity	$451,801,972

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Operations

(unaudited)

		For the Period
	For the Three	from February 14, 2017
	Months Ended	(inception) to
	September 30, 2017	September 30, 2017
Revenue	$—	$—
Formation costs and other expenses	94,400	218,938
Loss from operations	(94,400)	(218,938)
Interest income	—	23
Net loss attributable to ordinary shares	$(94,400)	$(218,915)
Net loss per ordinary share:
Basic and diluted	$—	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	56,369,565	29,320,961

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statement of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds from initial public offering of Units on June 30, 2017 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor on June 30, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discount	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,299,223)	—	(1,299,223)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F common stock forfeited by Sponsor on August 14, 2017	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,975,686 shares at a redemption value of $10.00 per share	—	—	(42,975,686)	(4,298)	—	—	(429,752,562)	—	(429,756,860)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(218,915)	(218,915)
Balance at September 30, 2017	—	$—	2,024,314	$202	11,250,000	$1,125	$5,217,590	$(218,915)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from February 14, 2017
(inception) to
September 30, 2017
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(218,915)
Changes in operating assets and liabilities:
Prepaid expenses	(165,429)
Accrued offering costs, formation costs and other expenses	323,987
Net cash used in operating activities	(60,357)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(450,000,000)
Net cash used in investing activities	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(9,000,000)
Payment of accrued offering costs	(328,100)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	451,696,900
Net change in cash	1,636,543
Cash at beginning of period	—
Cash at end of period	$1,636,543
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$971,123

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on February 14, 2017 (“Inception”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace II Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”), which is an affiliate of TPG Global, LLC.

All activity for the period from Inception to September 30, 2017 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity on the balance sheet, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final Prospectus dated June 27, 2017 filed by the Company with the SEC and the audited balance sheet and notes thereto included in the Current Report on Form 8-K dated June 30, 2017 filed by the Company with the SEC.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at September 30, 2017.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2017, 42,975,686 of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2017, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2017 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, the Sponsor and the Company’s five independent directors (the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

Additionally, the Initial Shareholders agree not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For both the three months ended September 30, 2017 and the period from Inception to September 30, 2017, the Company incurred expenses of $60,000 under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. The Company did not incur any private aircraft expenses for the three months ended September 30, 2017. During the period from Inception to September 30, 2017, travel related reimbursements for private aircraft use were $49,285. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

5. Cash Held in Trust Account

Gross proceeds of $450,000,000 and $11,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $9,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $300,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date. At September 30, 2017, the balance of funds held in the Trust Account was $450,000,000.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2017, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 42,975,686 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At September 30, 2017, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2017, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through November 8, 2017, the date the unaudited interim condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 14, 2017 (“Inception”) and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

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

At September 30, 2017, we held cash of $1,636,543, current liabilities of $1,295,110 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2017 and the period from Inception to September 30, 2017, we incurred net losses of $94,400 and $218,915, respectively. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

At September 30, 2017, we had cash held outside of the Trust Account of $1,636,543, which is available to fund our working capital requirements.

At September 30, 2017, we had current liabilities of $1,295,110, largely due to costs associated with our formation and Public Offering. We were able to begin identifying and evaluating potential Business Combinations following the Close Date and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have 24 months from the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the Business Combination within 24 months from the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date. However, if the Initial Shareholders acquire public shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete the Business Combination within the allotted 24-month time period, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their public shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2017, 42,975,686 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2017, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2017, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

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

At September 30, 2017, $450,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at September 30, 2017. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,299,223 related to the Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated June 27, 2017, which was filed with the SEC on June 28, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2017 (File No. 001-38136)).

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

Exhibit Number	Description
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE HOLDINGS CORP.

Date: November 8, 2017	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)