Form 10-Q
period 2018-03-31
TPG Pace Holdings Corp.
filed 2018-05-08
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 1, 2018, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$146,162	$372,073
Prepaid expenses	151,900	134,722
Total current assets	298,062	506,795
Investments held in Trust Account	451,414,985	450,000,000
Total assets	$451,713,047	$450,506,795
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs, formation costs and other expenses	$237,257	$157,390
Total current liabilities	237,257	157,390
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	15,987,257	15,907,390
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,072,578 and 42,959,940 shares at March 31, 2018 and December 31, 2017, respectively, at a redemption value of $10.00 per share	430,725,780	429,599,400
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,927,422 shares issued and outstanding (excluding 43,072,578 shares subject to possible redemption) at March 31, 2018, and 2,040,060 shares and outstanding (excluding 42,959,940 shares subject to possible redemption) at December 31, 2017	193	204
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	4,248,679	5,375,048
Retained earnings (accumulated deficit)	750,013	(376,372)
Total shareholders' equity	5,000,010	5,000,005
Total liabilities and shareholders' equity	$451,713,047	$450,506,795

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Operations

(unaudited)

		For the Period
	For the Three	from February 14, 2017
	Months Ended	(inception) to
	March 31, 2018	March 31, 2017
Revenue	$—	$—
Professional fees and other expenses	288,600	79,538
Loss from operations	(288,600)	(79,538)
Interest income	1,414,985	6
Net income (loss) attributable to ordinary shares	$1,126,385	$(79,532)
Net income (loss) per ordinary share:
Basic and diluted	$0.02	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	9,500,000

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(79,532)	(79,532)
Balance at March 31, 2017	—	$—	—	$—	11,500,000	$1,150	$23,850	$(79,532)	$(54,532)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	—	—	2,040,060	204	11,250,000	1,125	5,375,048	(376,372)	5,000,005
Change in shares subject to possible redemption	—	—	(112,638)	(11)	—	—	(1,126,369)	—	(1,126,380)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,126,385	1,126,385
Balance at March 31, 2018	—	$—	1,927,422	$193	11,250,000	$1,125	$4,248,679	$750,013	$5,000,010

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Cash Flows

(unaudited)

		For the Period
	For the Three	from February 14, 2017
	Months Ended	(inception) to
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$1,126,385	$(79,532)
Changes in operating assets and liabilities:
Prepaid expenses	(17,178)	—
Accrued offering costs, formation costs and other expenses	99,496	79,538
Interest on Investments held in Trust Account	(1,414,985)	—
Net cash provided by (used in) operating activities	(206,282)	6
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds of notes payable from Sponsor	—	300,000
Payment of accrued offering costs	(19,629)	—
Net cash provided by financing activities	(19,629)	325,000
Net change in cash	(225,911)	325,006
Cash at beginning of period	372,073	—
Cash at end of period	$146,162	$325,006
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000	$—
Accrued offering costs	101,172	199,343

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

All activity for the period from Inception to March 31, 2018 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Funds will remain in the Trust Account except for the withdrawal of interest to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the Close Date, or 27 months from the Close Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date and (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the Close Date, or 27 months from the Close Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, subject to applicable law.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company  on February 14, 2018 with the SEC.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at March 31, 2018.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2018 and December 31, 2017, 43,072,578 and  42,959,940, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $1,299,223 in connection with the Public Offering. These costs, together with the underwriter discount and Deferred Discount (as defined below), totaling $24,750,000, were charged to additional paid-in capital upon completion of the Public Offering.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2018, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at March 31, 2018 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, the Initial Shareholders held, collectively, 11,250,000 Founder Shares.

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

Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 7,333,333 private placement warrants at a price of $1.50 per warrant, or approximately $11,000,000, in a private placement that occurred in the Private Placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2018, the Company incurred expenses of $60,000 under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. The Company did not incur any private aircraft expenses for either the three months ended March 31, 2018 or the period from Inception to March 31, 2017. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

5. Investments Held in Trust Account

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2018, the Permitted Investments generated interest income of $1,414,985, all of which was reinvested in Permitted Investments.

At March 31, 2018, the balance of funds held in the Trust Account was $451,414,985.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At March 31, 2018, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,072,578 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At March 31, 2018, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2018, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through May 8, 2018, the date the unaudited interim condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

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

At March 31, 2018, we held cash of $146,162, current liabilities of $237,257 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2018, we earned net income of $1,126,385 and for the period from Inception to March 31, 2017 we incurred a net loss of $79,532. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the investments held in the Trust Account of up to $750,000 per year plus sufficient funds to pay tax obligations may be released to us.

On January 2, 2018, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

During the three months ended March 31, 2018, we earned interest income of $1,414,985 on investments held in the Trust Account.

At March 31, 2018, we had cash held outside of the Trust Account of $146,162, which is available to fund our working capital requirements.

At March 31, 2018, we had current liabilities of $237,257, largely due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after March 31, 2018 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2018, 43,072,578 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2018, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For the three months ended March 31, 2018, the effective annualized interest rate on our Permitted Investments was 1.3%.

At March 31, 2018, $450,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

On the Close Date, we completed the private sale of an aggregate of 7,333,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $11,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at March 31, 2018. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,299,223 related to the Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018.

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

TPG PACE HOLDINGS CORP.

Date: May 8, 2018	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)