Form 10-Q
period 2018-09-30
TPG Pace Holdings Corp.
filed 2018-11-05
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At October 31, 2018, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$512,827	$372,073
Prepaid expenses	72,745	134,722
Total current assets	585,572	506,795
Investments held in Trust Account	454,535,412	450,000,000
Total assets	$455,120,984	$450,506,795
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs, formation costs and other expenses	$78,742	$157,390
Total current liabilities	78,742	157,390
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	15,828,742	15,907,390
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,429,224 and 42,959,940 shares at September 30, 2018 and December 31, 2017, respectively, at a redemption value of $10.00 per share	434,292,240	429,599,400
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,570,776 shares issued and outstanding (excluding 43,429,224 shares subject to possible redemption) at September 30, 2018, and 2,040,060 shares and outstanding (excluding 42,959,940 shares subject to possible redemption) at December 31, 2017	157	204
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	682,255	5,375,048
Retained earnings (accumulated deficit)	4,316,465	(376,372)
Total shareholders' equity	5,000,002	5,000,005
Total liabilities and shareholders' equity	$455,120,984	$450,506,795

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Operations

(unaudited)

				For the Period
	For the Three	For the Three	For the Nine	from February 14, 2017
	Months Ended	Months Ended	Months Ended	(inception) to
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$—	$—	$—	$—
Professional fees and other expenses	137,687	94,400	592,575	218,938
Loss from operations	(137,687)	(94,400)	(592,575)	(218,938)
Interest income	2,069,168	—	5,285,412	23
Net income (loss) attributable to ordinary shares	$1,931,481	$(94,400)	$4,692,837	$(218,915)
Net income (loss) per ordinary share:
Basic and diluted	$0.03	$—	$0.08	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	56,369,565	56,250,000	29,320,961

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds from initial public offering of Units on June 30, 2017 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor on June 30, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discount	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,299,223)	—	(1,299,223)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F common stock forfeited by Sponsor on August 14, 2017	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,975,686 shares at a redemption value of $10.00 per share	—	—	(42,975,686)	(4,298)	—	—	(429,752,562)	—	(429,756,860)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(218,915)	(218,915)
Balance at September 30, 2017	—	$—	2,024,314	$202	11,250,000	$1,125	$5,217,590	$(218,915)	$5,000,002

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	—	—	2,040,060	204	11,250,000	1,125	5,375,048	(376,372)	5,000,005
Change in shares subject to possible redemption	—	—	(469,284)	(47)	—	—	(4,692,793)	—	(4,692,840)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	4,692,837	4,692,837
Balance at September 30, 2018	—	$—	1,570,776	$157	11,250,000	$1,125	$682,255	$4,316,465	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Cash Flows

(unaudited)

		For the Period
	For the Nine	from February 14, 2017
	Months Ended	(inception) to
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$4,692,837	$(218,915)
Changes in operating assets and liabilities:
Prepaid expenses	61,977	(165,429)
Accrued offering costs, formation costs and other expenses	11,099	323,987
Interest on Investments held in Trust Account	(5,285,412)	—
Withdrawal of interest from Trust Account to pay operating expenses	750,000	—
Net cash provided by (used in) operating activities	230,501	(60,357)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	11,000,000
Proceeds of notes payable from Sponsor	—	300,000
Payments of underwriting discounts	—	(9,000,000)
Payment of accrued offering costs	(89,747)	(328,100)
Repayment of notes payable from Sponsor	—	(300,000)
Net cash provided by (used in) financing activities	(89,747)	451,696,900
Net change in cash	140,754	1,636,543
Cash at beginning of period	372,073	—
Cash at end of period	$512,827	$1,636,543
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$15,750,000
Accrued offering costs	—	971,123

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

All activity for the period from Inception to September 30, 2018 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder used to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company on February 14, 2018 with the SEC.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at September 30, 2018.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2018 and December 31, 2017, 43,429,224 and 42,959,940, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2018, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Close Date, or 27 months from the Close Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2018 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2018, the Initial Shareholders held, collectively, 11,250,000 Founder Shares.

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2018, the Company incurred expenses of $60,000 and $180,000, respectively, under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. The Company did not incur any private aircraft expenses for the nine months ended September 30, 2018. During the period from Inception to September 30, 2017, travel related reimbursements for private aircraft use were $49,285. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months and nine months ended September 30, 2018, the Permitted Investments generated interest income of $2,069,168 and $5,285,412, respectively, all of which was reinvested in Permitted Investments.

On August 9, 2018, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At September 30, 2018, the balance of funds held in the Trust Account was $454,535,412.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2018, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,429,224 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At September 30, 2018, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any; designations; powers; preferences; relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2018, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

On October 3, 2018, the Company, received written notice from The New York Stock Exchange (“NYSE”) that a NYSE Regulation review of the current distribution of the ordinary shares of the Company shows that it has fewer than 300 public holders and is non-compliant with Section 802.01B of the NYSE Listed Company Manual, which requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The Company has 45 calendar days from October 3, 2018 to submit a plan to return to compliance within 18 months. The Company intends to submit a business plan to resolve the Company’s noncompliance with the minimum public stockholders’ requirement to the NYSE for review within the allotted time. The Listings Operations Committee (the "Committee") of the NYSE will review the business plan. If the Committee accepts the business plan, the Company will be subject to quarterly monitoring for compliance with the plan. If the Committee rejects the business plan, the Company will be subject to suspension and delisting.

Other than the foregoing, management has performed an evaluation of subsequent events through November 5, 2018, the date the condensed financial statements were issued, noting no items which require adjustment or disclosure.

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

At September 30, 2018, we held cash of $512,827, current liabilities of $78,742 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2018 and 2017, we earned net income of $1,931,481 and incurred a net loss of $94,400, respectively. For the nine months ended September 30, 2018 and the period from Inception to September 30, 2017, we earned net income of $4,692,837 and incurred a net loss of $218,915. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2018, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

During the three and nine months ended September 30, 2018, we earned interest income of $2,069,168 and $5,285,412 on investments held in the Trust Account.

On August 9, 2018, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At September 30, 2018, we had cash held outside of the Trust Account of $512,827, which is available to fund our working capital requirements.

At September 30, 2018, we had current liabilities of $78,742, primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after September 30, 2018 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2018, 43,429,224 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2018, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For the three and nine months ended September 30, 2018, the effective annualized interest rate on our Permitted Investments was 1.8% and 1.6%, respectively.

At September 30, 2018, $450,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2018, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at September 30, 2018. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,299,223 related to the Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest-bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018.

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

TPG PACE HOLDINGS CORP.

Date: November 5, 2018	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)