Form 10-K
period 2018-12-31
TPG Pace Holdings Corp.
filed 2019-02-13
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

At June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $446,850,000 based on the last reported sales price of $9.93 on the New York Stock Exchange.

At February 7, 2019, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Holdings Corp., a blank check company incorporated on February 14, 2017 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPG Pace II Sponsor, LLC, an affiliate of Mr. David Bonderman, our Chairman, and Mr. James Coulter, our Director. References to “TPG” refer collectively to TPG Global, LLC and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with more than $103 billion of assets under management as of September 30, 2018 and offices in San Francisco, Fort Worth, Austin, Beijing, Boston, Dallas, Hong Kong, Houston, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, Seoul and Singapore. References to our “Public Offering” refer to the initial public offering of TPG Pace Holdings Corp. which closed on June 30, 2017 (the “Close Date”).

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

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder Shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

Financial Position

With funds available for a Business Combination initially in the amount of $434,250,000 assuming no redemptions and after payment of $15,750,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

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

We are required to evaluate our internal control procedures as of December 31, 2018 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). We are deemed to be an accelerated filer as of December 31, 2018, and we will be required to have our internal control procedures audited as of December 31, 2019. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

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

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (300 round lot holders). On October 3, 2018, we received written notice from the NYSE that a NYSE Regulation review of the then-current distribution of our ordinary shares showed that we had fewer than 300 public holders and were therefore non-compliant with the relevant section of the NYSE Listed Company Manual. In accordance with the procedures set forth in the Manual, we submitted a business plan demonstrating how we expected to return to compliance with the minimum public stockholders’ requirement within 18 months. We are subject to quarterly monitoring for compliance with the plan. Additionally, in connection with our initial Business Combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

At December 31, 2018, we had $512,827 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months (or 27 months, as applicable) from the Close Date, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

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

If we are unable to consummate our initial Business Combination within 24 months of the Close Date, (or 27 months, as applicable) we may not be able to continue as a going concern and our public shareholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from the Trust Account.

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

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preferred shares, par value $0.0001 per share.  There are 155,000,000 and 7,250,000 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding Warrants but not upon conversion of the Class F ordinary shares. Class F ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2018, there were no preferred shares issued and outstanding.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Peterson and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers.

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

At December 31, 2018, proceeds and interest totaling $456,919,551 were held in the Trust Account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. We are deemed to be an accelerated filer for the year ending December 31, 2018 and are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we effect a business combination and lose our emerging growth company status, we will be required to be compliant as of December 31, 2019. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NYSE under the symbol “TPGH.U” on June 28, 2017. On August 17, 2017, we announced that holders of our Units could elect to separately trade the Public Shares and Warrants included in the Units. On August 18, 2017, our Class A ordinary shares and Warrants began trading on the NYSE under the symbols “TPGH” and “TPGH.W,” respectively. Each Unit includes one third of one Warrant, and each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated June 27, 2017 which was filed with the SEC on June 28, 2017. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A ordinary shares. The Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Class A ordinary share and Warrant as reported on the NYSE for the year ended December 31, 2018.

			Class A ordinary
	Units (TPGH.U)		shares (TPGH)		Warrants (TPGH.W)
	High	Low	High	Low	High	Low
Year ended December 31, 2018:
Quarter ended March 31, 2018	$11.43	$10.10	$9.86	$9.67	$1.60	$1.49
Quarter ended June 30, 2018	$10.80	$10.25	$10.00	$9.76	$1.70	$1.42
Quarter ended September 30, 2018	$10.79	$10.10	$10.20	$9.84	$1.75	$1.59
Quarter ended December 31, 2018	$11.65	$10.30	$10.40	$9.98	$1.75	$0.97

(b) Holders

At February 7, 2019, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and one holder of record of our separately traded Warrants.

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units for the year ended December 31, 2018 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on January 2, 2018 in each of our Units and the three indices presented.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018 and 2017, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Net proceeds of $456,919,551 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000 and interest of $6,919,551, are held in the Trust Account at December 31, 2018. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,299,223 related to the Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated June 27, 2017, which was filed with the SEC on June 28, 2017.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data
		For the Period
	For the Year	from February 14,
	Ended	2017 (Inception) to
	December 31, 2018	December 31, 2017
Net income (loss) attributable to ordinary shares	$6,865,501	$(376,372)
Per share data:
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.01)
Basic and diluted weighted average ordinary shares outstanding	56,250,000	37,038,941

Balance Sheet Data
	December 31, 2018	December 31, 2017
Total assets	$457,467,378	$450,506,795
Total liabilities	$16,002,472	$15,907,390
Working capital	$441,464,906	$434,599,405
Class A ordinary shares subject to possible redemption	$436,464,900	$429,599,400
Shareholders' equity	$5,000,006	$5,000,005

At December 31, 2018 total assets included $456,919,551 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $15,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months from the Close Date (or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the Close Date but have not completed the initial Business Combination within such 24-month period), we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

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

At December 31, 2018, we held cash of $512,827, current liabilities of $252,472 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from June 30, 2017 (the “Close Date”), or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if we fail to complete our Business Combination within 24 months of the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2018, we earned net income of $6,865,501. For the period from Inception to December 31, 2017, we incurred a net loss of $376,372. Our income consists solely of interest earned on investments held in the Trust Account. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder Shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

On January 2, 2018, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”).

During the year ended December 31, 2018, we earned interest income of $7,669,551 on investments held in the Trust Account.

On August 9, 2018, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses

At December 31, 2018, we had cash held outside of the Trust Account of $512,827, which is available to fund our working capital requirements.

At December 31, 2018, we had current liabilities of $252,472, primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after December 31, 2018, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2018.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2018, 43,646,490 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2018 and 2017, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2018 and 2017, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income and diluted net loss per ordinary share is the same as basic net income and basic net loss per ordinary share for the years ended December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2018, initial proceeds and interest earned of $456,919,551 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months from the Close Date (or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the Close Date but have not completed the initial Business Combination within such 24-month period), funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TPG Pace Holdings Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TPG Pace Holdings Corp. (the Company) as of December 31, 2018 and 2017, the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2018 and for the period from February 14, 2017 (inception) to December 31, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from February 14, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s limited amount of time to complete an initial business combination for which significant contingencies to completion exist raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 2017.

Fort Worth, Texas

February 13, 2019

TPG Pace Holdings Corp.

Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$512,827	$372,073
Prepaid expenses	35,000	134,722
Total current assets	547,827	506,795
Investments held in Trust Account	456,919,551	450,000,000
Total assets	$457,467,378	$450,506,795
Liabilities and shareholders' equity
Current liabilities:
Accrued professional fees, travel and other expenses	$252,472	$157,390
Total current liabilities	252,472	157,390
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	16,002,472	15,907,390
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,646,490 and 42,959,940 shares at December 31, 2018 and 2017, respectively, at a redemption value of $10.00 per share	436,464,900	429,599,400
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,353,510 shares issued and outstanding (excluding 43,646,490 shares subject to possible redemption) at December 31, 2018, and 2,040,060 shares issued and outstanding (excluding 42,959,940 shares subject to possible redemption) at December 31, 2017	135	204
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	5,375,048
Retained earnings (accumulated deficit)	4,998,746	(376,372)
Total shareholders' equity	5,000,006	5,000,005
Total liabilities and shareholders' equity	$457,467,378	$450,506,795

The accompanying notes are an integral part of these financial statements.

TPG Pace Holdings Corp.

Statements of Operations

		For the Period
	For the Year	from February 14,
	Ended	2017 (Inception) to
	December 31, 2018	December 31, 2017
Revenue	$—	$—
Professional fees, formation costs and other expenses	804,050	376,372
Loss from operations	(804,050)	(376,372)
Interest income	7,669,551	—
Net income (loss) attributable to ordinary shares	$6,865,501	$(376,372)
Net income (loss) per ordinary share:
Basic and diluted	$0.12	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	37,038,941

The accompanying notes are an integral part of these financial statements.

TPG Pace Holdings Corp.

Statements of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained Earnings	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity
Balance at February 14, 2017 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds from initial public offering of Units on June 30, 2017 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor on June 30, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,299,223)	—	(1,299,223)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F ordinary shares forfeited by Sponsor on August 14, 2017	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,959,940 shares at a redemption value of $10.00 per share	—	—	(42,959,940)	(4,296)	—	—	(429,595,104)	—	(429,599,400)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(376,372)	(376,372)
Balance at December 31, 2017	—	$—	2,040,060	$204	11,250,000	$1,125	$5,375,048	$(376,372)	$5,000,005
Change in shares subject to possible redemption	—	—	(686,550)	(69)	—	—	(6,865,431)	—	(6,865,500)
Redeemable equity adjustment	—	—	—	—	—	—	1,490,383	(1,490,383)	—
Net income attributable to ordinary shares	—	—	—	—	—	—	—	6,865,501	6,865,501
Balance at December 31, 2018	—	$—	1,353,510	$135	11,250,000	$1,125	$—	$4,998,746	$5,000,006

The accompanying notes are an integral part of these financial statements.

TPG Pace Holdings Corp.

Statements of Cash Flows

		For the Period
	For the Year	from February 14,
	Ended	2017 (Inception) to
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$6,865,501	$(376,372)
Changes in operating assets and liabilities:
Prepaid expenses	99,722	(134,722)
Accrued professional fees, travel and other expenses	95,082	36,589
Accrued formation costs		—
Interest on investments held in Trust Account	(7,669,551)
Withdrawal of interest from Trust Account to pay operating expenses	750,000	—
Net cash provided by (used in) operating activities	140,754	(474,505)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	11,000,000
Proceeds of notes payable from Sponsor	—	300,000
Payment of underwriters discounts	—	(9,000,000)
Payment of accrued offering costs	—	(1,178,422)
Repayment of notes payable from Sponsor	—	(300,000)
Net cash provided by financing activities	—	450,846,578
Net change in cash	140,754	372,073
Cash at beginning of period	372,073	—
Cash at end of period	$512,827	$372,073
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$15,750,000
Accrued offering costs	$—	$120,801

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

All activity for the period from Inception to December 31, 2018 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

The Trust Account

Prior to January 2018, funds held in the Trust Account were not invested and were held in a non-interest bearing account. On January 2, 2018, funds held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2018 and 2017, and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at December 31, 2018.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet owing to their short-term nature.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2018 and 2017, 43,646,490 and 42,959,940, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2018 and 2017, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2018 and 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income and diluted net loss per ordinary share is the same as basic net income and basic net loss per ordinary share for the years ended December 31, 2018 and 2017, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at December 31, 2018 and December 31, 2017 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018 and December 31, 2017, the Sponsor and the Company’s five independent directors (the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the year ended December 31, 2018 and the period from Inception to December 31, 2017, the Company incurred expenses of $240,000 and $120,000, respectively, under this agreement.

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the year ended December 31, 2018, the Permitted Investments generated interest income of $7,669,551, all of which was reinvested in Permitted Investments.

On August 9, 2018, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At December 31, 2018, the balance of funds held in the Trust Account was $456,919,551.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2018 and December 31, 2017, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,646,490 and 42,959,940 shares, respectively, were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At December 31, 2018 and December 31, 2017, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period from Inception to March 31, 2017 and the quarters ended June 30, 2017 through December 31, 2018. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Period	For the	For the	For the
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses:
Professional fees, formation costs and other expenses	$288,600	$166,288	$137,687	$211,475
Loss from operations	(288,600)	(166,288)	(137,687)	(211,475)
Interest income	1,414,985	1,801,259	2,069,168	2,384,139
Net income attributable to ordinary shares	$1,126,385	$1,634,971	$1,931,481	$2,172,664
Net income per ordinary share:
Basic and diluted	$0.02	$0.03	$0.03	$0.04
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	56,250,000	56,250,000	56,250,000

	For the Period	For the	For the	For the
	from February 14,	Three Months	Three Months	Three Months
	2017 (Inception) to	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Professional fees, formation costs and other expenses	$79,538	$45,000	$94,400	$157,434
Net loss attributable to ordinary shares	$(79,538)	$(45,000)	$(94,400)	$(157,434)
Net loss per ordinary share:
Basic and diluted	$(0.01)	$—	$—	$—
Weighted average ordinary shares outstanding:
Basic and diluted	9,500,000	11,994,505	56,369,565	56,250,000

9. Subsequent Events

Management has performed an evaluation of subsequent events through February 13, 2019, the date the financial statements were issued, noting no items which require adjustment or disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
David Bonderman	76	Chairman
Chad Leat	63	Director
Kathleen Philips	52	Director
Robert Suss	48	Director
Paul Walsh	64	Director
Kneeland Youngblood	63	Director
Karl Peterson	48	President, Chief Executive Officer and Director
Martin Davidson	42	Chief Financial Officer
Eduardo Tamraz	35	Executive Vice President of Corporate Development, Secretary

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

In the past five years, Mr. Bonderman also serves or has served on the board of directors of several public companies, including: Allogene Therapeutics, Inc. of which he is Chairman; Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.); China International Capital Corporation Limited; CoStar Group, Inc. (formerly known as Realty Information Group); Energy Future Holdings, Corp.; General Motors Company; Kite Pharma, Inc.; Ryan Air Holdings, plc, of which he is Chairman; Univision Holdings, Inc.; VTB Group; and TPG Pace Energy. Mr. Bonderman is well-qualified to serve as a director given his significant directorship experience and his previous role as the Chairman of Pace-I, a blank check vehicle sponsored by TPG.

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

Mr. Leat serves on the board of directors of Norwegian Cruise Lines Ltd and is the Chairman of the Audit Committee and also serves on the compensation committee. He is Chairman of the board of directors of MidCap Financial, PLC, a middle-market direct commercial lending business and of J. Crew Group, Inc. He has previously served as Chairman of the board of directors of HealthEngine LLC, a healthcare technology company, a member of the board of directors of Global Indemnity, PLC, a Cayman-based provider of property and casualty insurance, TPG Pace Energy Holdings and Pace-I, special purpose acquisition vehicles associated with TPG where he was Chairman of the Audit Committees and BAWAG P.S.K., one of the largest banks in Austria.

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

Kathleen Philips has served as a director since June 30, 2017. Ms. Philips has served as an advisor at Zillow Group, Inc. since January 2019.  During her tenure with Zillow Group, Ms. Philips has held many leadership positions, including chief legal officer from September 2014 until December 2018, secretary from July 2010 until December 2018, chief financial officer and treasurer from August 2015 until May 2018, chief operating officer from August 2013 to August 2015 and general counsel from July 2010 to September 2014. Prior to joining Zillow Group, Ms. Philips served as general counsel at FanSnap, Inc., a search engine for live event tickets, from June 2008 to June 2010, as general counsel at Pure Digital Technologies, Inc., the producer of Flip Video camcorders, from September 2007 to June 2008, and as general counsel at StubHub, Inc., an online live event ticket marketplace, from May 2005 to April 2006. Ms. Philips served as general counsel at Hotwire, Inc. from 2001 to 2004 and as its corporate counsel from 2000 to 2001. Ms. Philips was an attorney in private practice at Cooley Godward LLP from 1998 to 2000 and at Stoel Rives LLP from 1997 to 1998. Ms. Philips holds a B.A. in Political Science from the University of California, Berkeley, and a J.D. from the University of Chicago. Ms. Philips is well-qualified to serve as a director because of her senior management experience at a growth-oriented, publicly-traded company.

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

Mr. Suss is deeply involved with several philanthropic organizations, serving as Deputy Chair of the Royal Academy of the Arts, and as chair of both its patron committee and its schools’ annual auction and dinner.

Mr. Suss also sits on the advisory board of Global Angels and is a trustee of J.K. Rowling’s endeavour Lumos—both charity organizations work to aid and empower disadvantaged children. He is also a trustee of The Garden Bridge Trust. Mr. Suss received the accolade of being one of GQ’s Best Connected People in the UK in 2014 and 2016.

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

Mr. Walsh is Chairman of Avanti Communications Group PLC and a non-executive director of FedEx Corporation, McDonalds Corporation and Rm2 International Sa. Mr. Walsh previously served as a non-executive director of Unilever PLC and United Spirits Limited. Mr. Walsh is well-qualified to serve as a director because of his significant directorship experience, his broad experience in the retail and services sectors and his previous role as a director of Pace-I.

Kneeland Youngblood has served as a director since June 30, 2017. Mr. Youngblood is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital/buyouts in the health care service sector.

He is a director of Mallinckrodt Pharmaceuticals. He is Chairman of the Finance Committee of the President’s Advisory Board of the UT Southwestern Medical Center. He is a former director of Burger King Corporation, Starwood Hotels and Lodging, Gap Inc., Energy Future Holdings (formerly TXU), and Pace I (SPAC). He also serves on several private company and not for profit boards.

Mr. Youngblood graduated from Princeton University in 1978 with an A.B in Politics/Science in Human Affairs and earned an M.D. degree from the University of Texas, Southwestern Medical School.  He is a member of the Council on Foreign Relations. Mr. Youngblood is well-qualified to serve as a director because of his significant directorship experience and his previous role as a director of Pace-I.

Karl Peterson is a Senior Partner of TPG and Managing Partner of TPG Pace Group, the firm’s effort to sponsor special purpose acquisition companies and other permanent capital solutions for companies. Mr. Peterson has served as a director, President and Chief Executive Officer of TPG Pace Holdings Corp. since February of 2017. Previously, he served as a director, President and Chief Executive Officer of Pace-I from inception in 2015 through its Business Combination with Playa in March of 2017.

From 2010 through 2016, Mr. Peterson was Managing Partner of TPG Europe LLP. Since rejoining TPG in 2004, Mr. Peterson has led investments for TPG in technology, media, financial services, and travel sectors. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com and served as the company’s President and Chief Executive Officer. He led the business from its inception through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman Sachs & Co. LLC. Mr. Peterson is currently a director of Sabre and Playa Hotels and Resorts.

Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor of Business Administration Degree with High Honors. Mr. Peterson is well-qualified to serve as a director because of his significant directorship experience, his broad experience in the technology, media, financial services and travel sectors and his previous role as a director of Pace I.

Martin Davidson has been our Chief Financial Officer since February 2017. Mr. Davidson is a Partner and Chief Accounting Officer of TPG. Mr. Davidson is responsible for all financial operations and reporting related to TPG Holdings, TPG’s parent company, accounting and operations for TPG’s private equity and real estate funds, as well as TPG’s firm-wide accounting policies. In addition, he holds the position of Chief Financial Officer of TPG’s broker/dealers, special purpose acquisition companies and served on the board of multiple special purpose investment vehicles of TPG’s investment funds.

Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a BBA in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant and member of the AICPA Investment Companies Expert Panel.

Eduardo Tamraz has been our Executive Vice President of Corporate Development and Secretary since February 2017. Mr. Tamraz is a senior executive on the investment team for TPG Pace Group, TPG’s dedicated new initiative to provide permanent capital solutions for companies. Previously, he was Executive Vice President of Corporate Development and Secretary he was a Vice President of TPG Capital in Europe from 2014 to early 2017. Since joining TPG, he has spent the majority of his time on Pace-I and Mr. Tamraz has been responsible for leading the evaluation of several opportunities and the execution of the Magnolia Oil and Gas and Playa transaction. From 2008 until 2014, Mr. Tamraz was a senior member of the private equity team at Eton Park, a global alternative investment firm. He previously worked at BC Partners and Merrill Lynch. Mr. Tamraz received an MA in economics from the University of Cambridge. He is Co-Chair of Lincoln Center YP Education and Co-Chair of Young Glimmerglass Opera.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines will cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.tpg.com/tpg-pace-holdings.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Bonderman	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Co-Founder
	RyanAir Holdings PLC	Travel	Director
	Univision Holdings, Inc.	Entertainment	Director
	China International Capital Corporation Limited	Financial	Director
	STX Filmworks, LLC	Entertainment	Director
	XOJET, Inc.	Travel	Director

Chad Leat	MidCap Financial, PLC	Financial	Director
	J. Crew Group Inc.	Retail	Director
	Norwegian Cruise Line Holdings Ltd.	Travel	Director

Kathleen Philips	Zillow Group, Inc.	Real Estate	Advisor

Robert Suss	None	None	None

Paul Walsh	Compass Group PLC	Food and Support Services	Director

Kneeland Youngblood	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	Mallinckrodt Pharmaceuticals	Pharmaceutical	Director

Karl Peterson	TPG Capital, LLP	Alternative Investment Manager	Partner
	Sabre Corporation and related entities	Technology	Officer and/or Director

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer

Eduardo Tamraz	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Principal, TPG Pace

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

The following table sets forth information available to us at February 7, 2019 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of February 7, 2019.

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
(1)

This table is based on 56,250,000 ordinary shares outstanding at February 7, 2019, of which 45,000,000 were Class A ordinary shares and 11,250,000 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 7,333,333 Private Placement Warrants as they are not exercisable within 60 days of February 7, 2019.
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

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2018, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from February 14,
	Ended	2017 (Inception) to
	December 31, 2018	December 31, 2017
Audit Fees (1)	$85,000	$115,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	22,000	5,000
All Other Fees (4)	—	—
Total	$107,000	$120,000

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

10.8

Securities Subscription Agreement, dated February 22, 2017, between the Registrant and TPG Pace II Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on June 7, 2017).

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

TPG PACE HOLDINGS CORP.

Date: February 13, 2019	By:	/s/ Karl Peterson
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

Name	Title	Date

/s/ David Bonderman	Chairman	February 13, 2019
David Bonderman

/s/ Karl Peterson	President, Chief Executive Officer and Director	February 13, 2019
Karl Peterson	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	February 13, 2019
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ Chad Leat	Director	February 13, 2019
Chad Leat

/s/ Kathleen Philips	Director	February 13, 2019
Kathleen Philips

/s/ Robert Suss	Director	February 13, 2019
Robert Suss

/s/ Paul Walsh	Director	February 13, 2019
Paul Walsh

/s/ Kneeland Youngblood	Director	February 13, 2019
Kneeland Youngblood