Form 10-Q
period 2019-03-31
TPG Pace Holdings Corp.
filed 2019-05-08
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	TPGH	New York Stock Exchange
1 Class A Ordinary Share and 1/3 Warrant	TPGH-UN	New York Stock Exchange
1 Warrant	TPGH-WS	New York Stock Exchange

At May 1, 2019, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$331,926	$512,827
Prepaid expenses	17,500	35,000
Total current assets	349,426	547,827
Investments held in Trust Account	459,453,806	456,919,551
Total assets	$459,803,232	$457,467,378
Liabilities and Shareholders' Equity
Current liabilities:
Accrued professional fees, travel and other expenses	$214,948	$252,472
Total current liabilities	214,948	252,472
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	15,964,948	16,002,472
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,883,828 and 43,646,490 shares at March 31, 2019 and December 31, 2018, respectively, at a redemption value of $10.00 per share	438,838,280	436,464,900
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,116,172 shares issued and outstanding (excluding 43,883,828 shares subject to possible redemption) at March 31, 2019, and 1,353,510 shares and outstanding (excluding 43,646,490 shares subject to possible redemption) at December 31, 2018	112	135
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Retained earnings	4,998,767	4,998,746
Total shareholders' equity	5,000,004	5,000,006
Total liabilities and shareholders' equity	$459,803,232	$457,467,378

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2019	March 31, 2018
Revenue	$—	$—
Professional fees and other expenses	160,877	288,600
Loss from operations	(160,877)	(288,600)
Interest income	2,534,255	1,414,985
Net income attributable to ordinary shares	$2,373,378	$1,126,385
Net income per ordinary share:
Basic and diluted	$0.04	$0.02
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	56,250,000

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	—	—	2,040,060	204	11,250,000	1,125	5,375,048	(376,372)	5,000,005
Change in shares subject to possible redemption	—	—	(112,638)	(11)	—	—	(1,126,369)	—	(1,126,380)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,126,385	1,126,385
Balance at March 31, 2018	—	$—	1,927,422	$193	11,250,000	$1,125	$4,248,679	$750,013	$5,000,010

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2018	—	—	1,353,510	135	11,250,000	1,125	—	4,998,746	5,000,006
Redeemable equity adjustment							2,373,357	(2,373,357)	—
Change in shares subject to possible redemption	—	—	(237,338)	(23)	—	—	(2,373,357)	—	(2,373,380)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,373,378	2,373,378
Balance at March 31, 2019	—	$—	1,116,172	$112	11,250,000	$1,125	$—	$4,998,767	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Holdings Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income attributable to ordinary shares	$2,373,378	$1,126,385
Changes in operating assets and liabilities:
Prepaid expenses	17,500	(17,178)
Accrued professional fees, travel and other expenses	(23,566)	99,496
Interest on Investments held in Trust Account	(2,534,255)	(1,414,985)
Net cash used in operating activities	(166,943)	(206,282)
Cash flows from financing activities:
Payment of accrued offering costs	(13,958)	(19,629)
Net cash used in financing activities	(13,958)	(19,629)
Net change in cash	(180,901)	(225,911)
Cash at beginning of period	512,827	372,073
Cash at end of period	$331,926	$146,162
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	—	101,172

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

All activity for the period from Inception to March 31, 2019 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within the designated period, including extensions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company on February 13, 2019 with the SEC.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at March 31, 2019.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2019 and December 31, 2018, 43,883,828 and 43,646,490, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2019, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at March 31, 2019 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2019, the Initial Shareholders held, collectively, 11,250,000 Founder Shares.

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the each of the three months ended March 31, 2019 and 2018, the Company incurred expenses of $60,000 under this agreement.

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2019 and 2018, the Permitted Investments generated interest income of $2,534,255 and $1,414,985, respectively, all of which was reinvested in Permitted Investments.

On August 9, 2018, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At March 31, 2019, the balance of funds held in the Trust Account was $459,453,806.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At March 31, 2019, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,883,828 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At March 31, 2019, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any; designations; powers; preferences; relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2019, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through May 8, 2019, the date the condensed financial statements were issued, noting no items which require adjustment or disclosure.

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

At March 31, 2019, we held cash of $331,926, current liabilities of $214,948 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

During the fourth quarter of 2018, we received written notice from the New York Stock Exchange (the “NYSE”) that a NYSE Regulation review of the then-current distribution of our ordinary shares showed that we had fewer than 300 public holders and were therefore non-compliant with the relevant section of the NYSE Listed Company Manual. In accordance with the procedures set forth in the Manual, we submitted a business plan demonstrating how we expected to return to compliance with the minimum public stockholders’ requirement within 18 months. We are subject to quarterly monitoring for compliance with the plan.

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

The financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2019 and 2018, we earned net income of $2,373,378 and $1,126,385, respectively. Our income consists solely of interest earned on investments held in the Trust Account as defined below. Our business activities since our Public Offering have consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2019, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

During the three months ended March 31, 2019, we earned interest income of $2,534,255 on investments held in the Trust Account.

On August 9, 2018, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At March 31, 2019, we had cash held outside of the Trust Account of $331,926, which is available to fund our working capital requirements.

At March 31, 2019, we had current liabilities of $214,948, primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after December 31, 2018, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2019, 43,883,828 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2019, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For the three months ended March 31, 2019, the effective annualized interest rate on our Permitted Investments was 2.3%.

At March 31, 2019, initial proceeds and interest earned of $459,453,806 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, or 27 months from the Close Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, dated February 13, 2019, which was filed with the SEC on February 13, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, dated February 13, 2019, which was filed with the SEC on February 13, 2019. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Founder to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2019, our Sponsor and our five independent directors held, collectively, 11,250,000 Founder Shares.

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

Net proceeds of $459,453,806 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at March 31, 2019. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,299,223 related to the Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest-bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, dated February 13, 2019, which was filed with the SEC on February 13, 2019.

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

TPG PACE HOLDINGS CORP.

Date: May 8, 2019	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)