Form 10-Q
period 2019-06-30
TPG Pace Holdings Corp.
filed 2019-08-02
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At July 26, 2019, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$692,097	$512,827
Prepaid expenses	60,700	35,000
Total current assets	752,797	547,827
Investments held in Trust Account	461,275,222	456,919,551
Total assets	$462,028,019	$457,467,378
Liabilities and Shareholders' Equity
Current liabilities:
Accrued professional fees, travel and other expenses	$4,283,400	$252,472
Total current liabilities	4,283,400	252,472
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	20,033,400	16,002,472
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,699,461 and 43,646,490 shares at June 30, 2019 and December 31, 2018, respectively, at a redemption value of $10.00 per share	436,994,610	436,464,900
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,300,539 shares issued and outstanding (excluding 43,699,461 shares subject to possible redemption) at June 30, 2019, and 1,353,510 shares and outstanding (excluding 43,646,490 shares subject to possible redemption) at December 31, 2018	130	135
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Retained earnings	4,998,754	4,998,746
Total shareholders' equity	5,000,009	5,000,006
Total liabilities and shareholders' equity	$462,028,019	$457,467,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$—	$—	$—	$—
Professional fees and other expenses	4,415,081	166,288	4,575,958	454,888
Loss from operations	(4,415,081)	(166,288)	(4,575,958)	(454,888)
Interest income	2,571,416	1,801,259	5,105,671	3,216,244
Net (loss) income attributable to ordinary shares	$(1,843,665)	$1,634,971	$529,713	$2,761,356
Net (loss) income per ordinary share:
Basic and diluted	$(0.03)	$0.03	$0.01	$0.05
Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	56,250,000	56,250,000	56,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	—	$—	2,040,060	$204	11,250,000	$1,125	$5,375,048	$(376,372)	$5,000,005
Change in shares subject to possible redemption	—	—	(276,136)	(28)	—	—	(2,761,332)	—	(2,761,360)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,761,356	2,761,356
Balance at June 30, 2018	—	$—	1,763,924	$176	11,250,000	$1,125	$2,613,716	$2,384,984	$5,000,001

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2018	—	$—	1,353,510	$135	11,250,000	$1,125	$—	$4,998,746	$5,000,006
Redeemable equity adjustment	—	—	—	—	—	—	529,705	(529,705)	—
Change in shares subject to possible redemption	—	—	(52,971)	(5)	—	—	(529,705)	—	(529,710)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	529,713	529,713
Balance at June 30, 2019	—	$—	1,300,539	$130	11,250,000	$1,125	$—	$4,998,754	$5,000,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income attributable to ordinary shares	$529,713	$2,761,356
Changes in operating assets and liabilities:
Prepaid expenses	(25,700)	24,233
Accrued professional fees, travel and other expenses	4,030,928	290,025
Interest on Investments held in Trust Account	(5,105,671)	(3,216,244)
Withdrawal of interest from Trust Account to pay operating expenses	750,000	—
Net cash used in operating activities	179,270	(140,630)
Cash flows from financing activities:
Payment of accrued offering costs	—	(85,281)
Net cash used in financing activities	—	(85,281)
Net change in cash	179,270	(225,911)
Cash at beginning of period	512,827	372,073
Cash at end of period	$692,097	$146,162
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	—	35,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Notes to Condensed Consolidated Financial Statements

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

On June 9, 2019, the Company formed two new wholly-owned subsidiaries, New Pace LLC and Pace Merger Sub LLC, both Delaware limited liability companies, in contemplation of the Proposed Business Combination, as defined below in “Proposed Business Combination”.

All activity for the period from Inception to June 30, 2019 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), the identification and evaluation of prospective acquisition targets for a Business Combination and the entry into the Transaction Agreement (as defined below) in connection with the Proposed Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Going Concern

Pursuant to the provisions of the Company’s amended and restated memorandum and articles of association, it currently has until September 30, 2019 to complete an initial Business Combination. The Company is seeking shareholder approval to amend its amended and restated memorandum and articles of association and trust agreement governing the trust account with Continental Stock Transfer and Trust Company, acting as trustee (the “Trust Account”) to extend such date to December 31, 2019. If the Company does not complete an initial Business Combination by September 30, 2019 or by December 31, 2019, if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and the trust agreement to extend such date to December 31, 2019, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by September 30, 2019 or by December 31, 2019 if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless.

At June 30, 2019, the Company had current liabilities of $4,283,400 and negative working capital of $3,591,303 largely due to amounts owed for professional fees associated with the Proposed Business Combination. As discussed below, the Company has the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. The Company’s ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, the Company will need to obtain additional funds to meet its liabilities. Management's potential options for obtaining additional working capital, to the extent needed, include requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds if they are needed. In addition, the Company’s successful completion of the Proposed Business Combination is contingent on customary closing conditions, including, but not limited to, approval by the Company’s shareholders, approval by Accel’s shareholders, expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and approval by the Pennsylvania Gaming Control Board. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about the Company’s ability to continue as a going concern. This mandatory liquidation and subsequent dissolution requirement raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering (see Note 3) and $11,000,000 Private Placement (see Note 4). The proposed financing for the Proposed Business Combination is discussed below under “Proposed Business Combination.” At the Close Date, proceeds of $450,000,000, net of underwriting discounts of $9,000,000 and funds designated for operational use of $2,000,000, were deposited in the Trust Account as described below.

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

As discussed below, the Company entered into a definitive agreement for a proposed Business Combination and will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company’s Sponsor and five independent directors (collectively, “Initial Shareholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4) if we fail to complete a Business Combination by September 30, 2019 or by December 31, 2019 if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019.

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

Proposed Business Combination

On June 13, 2019, the Company entered into a Transaction Agreement (as it may be amended from time to time, the “Transaction Agreement”) with each of the person set forth on Schedule I thereto (collectively, the “Sellers”) and David Ruttenberg and John S. Bakalar (as successor to Gordon Rubenstein) (each in their capacity as shareholder representative, together the “Shareholder Representatives”) pursuant to which (i) the Company will acquire, directly or indirectly, all of the issued or outstanding shares of common stock and preferred stock of Accel Entertainment, Inc., an Illinois corporation (“Accel”) by the Sellers (the “Stock Purchase”); (ii) following the closing of the Stock Purchase, Accel will merge with and into New Pace LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“NewCo”), with NewCo surviving such merger (the “Merger”, and together with the other transactions contemplated by the Transaction Agreement, the “Proposed Business Combination”). Accel is a gaming service provider located in the United States and operates approximately 8,000 video game terminals in more than 1,700 locations.

Pursuant to the Transaction Agreement, at the closing of the Stock Purchase, holders of Accel’s stock will receive a mix of consideration comprised of (a) cash consideration equal to the number of Accel shares for which such holder makes an election to receive cash (a “Cash Election”) multiplied by $177 per share (the “Purchase Price”) and (b) share consideration comprised of New Parent Class A-1 Stock equal to the number of Accel shares for which such holder does not make a Cash Election multiplied by the Purchase Price divided by approximately $10.22 per share (such price per share to be determined as set forth in the Transaction Agreement), subject to pro rata adjustment in the event that holders of Accel’s stock elect more than $350,000,000 in cash in the aggregate.  In addition, holders of Accel’s stock who roll more than 30% of their shares of Accel common stock into the new structure will receive a pro-rata share (based upon the number of shares rolled in excess of the 30% threshold) of (a) 2,444,444 of our New Accel Warrants (as defined below) and (b) 3,000,000 shares of our Class A-2 Common Stock (as defined below) subject to vesting conditions that will be set forth in a restricted stock agreement. The New Parent Class A-1 Stock is expected to be listed on the NYSE upon consummation of the Proposed Business Combination.

On July 22, 2019, pursuant to Section 8.13 of the Transaction Agreement, the Company, the Sellers and the Shareholder Representatives entered into Amendment No. 1 to the Transaction Agreement (the “Amendment”), which provides for certain administrative amendments to the Transaction Agreement. On July 23, 2019, in connection with the Transaction Agreement, as amended by the Amendment, and pursuant to a drag-along agreement, dated as of June 13, 2019 (the “Drag-Along Agreement”), by and among the Company and the persons named as Dragging Shareholders thereto (the “Dragging Shareholders”), the Dragging Shareholders issued a written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder).

For further discussion of the Proposed Business Combination, the Transaction Agreement and the Amendment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Business Combination.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company on February 13, 2019 with the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at June 30, 2019.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2019 and December 31, 2018, 43,699,461 and 43,646,490, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2019, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination by September 30, 2019 or by December 31, 2019 if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at June 30, 2019 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2019, the Initial Shareholders held, collectively, 11,250,000 Founder Shares.

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

If the Company does not complete the Business Combination by September 30, 2019 or by December 31, 2019 if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the each of the three months ended Jun 30, 2019 and 2018, the Company incurred expenses of $60,000 under this agreement. For each of the six months ended Jun 30, 2019 and 2018, the Company incurred expenses of $120,000 under this agreement.

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended June 30, 2019 and 2018, the Permitted Investments generated interest income of $2,571,416 and $1,801,259, respectively, all of which was reinvested in Permitted Investments. For the six months ended June 30, 2019 and 2018, the Permitted Investments generated interest income of $5,105,671 and $3,216,244, respectively, all of which was reinvested in Permitted Investments.

On June 28, 2019, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses. On August 9, 2018, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At June 30, 2019, the balance of funds held in the Trust Account was $461,275,222.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed by September 30, 2019 or by December 31, 2019 if the Company receives shareholder approval to amend its amended and restated memorandum and articles of association and the trust agreement to extend such date to December 31, 2019.

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2019, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,699,461 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At June 30, 2019, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any; designations; powers; preferences; relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2019, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

During the fourth quarter of 2018, the Company received written notice from the New York Stock Exchange (the “NYSE”) that a NYSE Regulation review of the then-current distribution of the ordinary shares of the Company showed that it had fewer than 300 public holders and was therefore non-compliant with the relevant section of the NYSE Listed Company Manual. During the fourth quarter of 2018, the Company submitted a business plan demonstrating how it expected to return to compliance with the minimum public stockholders’ requirement within 18 months. In July 2019, the Company received a letter from the NYSE certifying that it is in compliance with the minimum public stockholders’ requirement as the Company now has more than 300 public holders.

On June 13, 2019, the Company entered into a Transaction Agreement pursuant to which the Company will acquire, directly or indirectly, all of the issued and outstanding shares of common and preferred stock of Accel. On July 22, 2019 the Company entered into an Amendment to the Transaction Agreement, which provides for certain administrative amendments to the Transaction Agreement including, among other things, amending the date by which the Transaction Agreement may be terminated if the closing of the Stock Purchase has not occurred from September 30, 2019 to November 30, 2019.

For further discussion of the Amendment to the Transaction Agreement, see Proposed Business Combination in Note 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Business Combination.”

Management has performed an evaluation of subsequent events through August 2, 2019, the date the condensed consolidated financial statements were issued, noting no other items which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At June 30, 2019, we held cash of $692,097, current liabilities of $4,283,400 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

During the fourth quarter of 2018, we received written notice from the New York Stock Exchange (the “NYSE”) that a NYSE Regulation review of the then-current distribution of our ordinary shares showed that we had fewer than 300 public holders and were therefore non-compliant with the relevant section of the NYSE Listed Company Manual. In accordance with the procedures set forth in the Manual, we submitted a business plan demonstrating how we expected to return to compliance with the minimum public stockholders’ requirement within 18 months. In July 2019, we received a letter from the NYSE certifying that we are now compliant as we now have more than 300 public shareholders.

As more fully described in the section entitled “Proposed Business Combination,” on June 13, 2019, we entered into a Transaction Agreement with the Sellers and the Shareholder Representatives pursuant to which we will acquire, directly or indirectly, all of the issued or outstanding shares of common stock and preferred stock of Accel held by the Sellers.

Going Concern

Pursuant to the provisions of our amended and restated memorandum and articles of association, we currently have until September 30, 2019 to complete an initial Business Combination. We are seeking shareholder approval to amend our amended and restated memorandum and articles of association and the trust agreement governing the trust account with Continental Stock Transfer and Trust Company, acting as trustee (the “Trust Account”) to extend such date to December 31, 2019. If we do not complete the Business Combination by September 30, 2019 or by December 31, 2019 if we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if we fail to complete a Business Combination by September 30, 2019 or by December 31, 2019 if we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

At June 30, 2019, we had current liabilities of $4,283,400 and negative working capital of $3,591,303 largely due to amounts owed for professional fees associated with the Proposed Business Combination. We have the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. Our ability to continue as a going concern is dependent upon our ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, we will need to obtain additional funds to meet our liabilities. Management's options for obtaining additional working capital, to the extent needed, include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of our executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds if they are needed. In addition, our successful completion of the Proposed Business Combination is contingent on customary closing conditions, including, but not limited to, approval by our shareholders, expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and approval by the Pennsylvania Gaming Control Board. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about our ability to continue as a going concern. This mandatory liquidation and subsequent dissolution requirement raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2019 and 2018, we incurred a net loss of $1,843,665 and earned net income of $1,634,971, respectively. For the six months ended June 30, 2019 and 2018, we earned net income of $529,713 and $2,761,356, respectively. Our income consists solely of interest earned on investments held in the Trust Account. Our business activities since our Public Offering have consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2019, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

During the three and six months ended June 30, 2019, we earned interest income of $2,571,416 and $5,105,671 on investments held in the Trust Account.

On June 28, 2019, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses. On August 9, 2018, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At June 30, 2019, we had cash held outside of the Trust Account of $692,097, which is available to fund our working capital requirements.

At June 30, 2019, we had current liabilities of $4,283,400, primarily due to costs associated with our identification and evaluation of potential Business Combinations, including the Proposed Business Combination. The identification and evaluation of potential Business Combinations, including the Proposed Business Combination is continuing after June 30, 2019, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have until September 30, 2019 or until December 31, 2019 if we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, to complete a Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete a Business Combination by September 30, 2019 or by December 31, 2019 if the we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019. However, if the Initial Shareholders acquire public shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete a Business Combination by September 30, 2019 or by December 31, 2019 if the we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019.

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

We are committed to pay the deferred discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000 (the “Deferred Discount”), to the underwriters upon the completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed by September 30, 2019 or by December 31, 2019 if we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019.

Proposed Business Combination

Transaction Agreement

On June 13, 2019, we entered into a Transaction Agreement pursuant to which we will acquire, directly or indirectly, all of the issued or outstanding shares of common stock and preferred stock of Accel. On July 23, 2019, in connection with the Transaction Agreement, as amended by the Amendment, and pursuant to the Drag-Along Agreement, the Dragging Shareholders issued a written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder).

Domestication

Subject to the terms and conditions of the Transaction Agreement, immediately prior to the Stock Purchase, we intend to domesticate (or transfer by way of continuation as a matter of Cayman Islands law) as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Law (2018 Revision) whereupon: (i) each of our Class A ordinary shares (“Existing Parent Class A Shares”) shall be converted into one share of Class A-1 common stock, par value $0.0001 per share (“New Parent Class A-1 Stock”), (ii) each of our Class F ordinary shares shall be converted into one share of Class F common stock, par value $0.0001 per share, and (iii) the private and public warrants to purchase Existing Parent Class A Shares shall entitle the holder of such warrants to acquire a corresponding number of shares of New Parent Class A-1 Stock on the same terms as in effect immediately prior to the effective time of the Domestication.

Consideration to Accel Shareholders pursuant to the Stock Purchase

Pursuant to the Transaction Agreement, at the closing of the Stock Purchase, holders of Accel’s stock will receive a mix of consideration comprised of (a) cash consideration equal to the number of Accel shares for which such holder makes an election to receive cash (a “Cash Election”) multiplied by $177 per share (the “Purchase Price”) and (b) share consideration comprised of New Parent Class A-1 Stock (as defined above) equal to the number of Accel shares for which such holder does not make a Cash Election multiplied by the Purchase Price divided by approximately $10.22 per share (such price per share to be determined as set forth in the Transaction Agreement), subject to pro rata adjustment in the event that holders of Accel’s stock elect more than $350,000,000 in cash in the aggregate.  In addition, holders of Accel’s stock who roll more than 30% of their shares of Accel common stock into the new structure will receive a pro-rata share (based upon the number of shares rolled in excess of the 30% threshold) of (a) 2,444,444 warrants to acquire shares of New Parent Class A-1 Stock (the “New Accel Warrants”) and (b) 3,000,000 shares of our Class A-2 common stock, par value $0.0001 per share (the “Class A-2 Common Stock”), subject to vesting conditions that will be set forth in a restricted stock agreement. The New Parent Class A-1 Stock is expected to be listed on the NYSE upon consummation of the Proposed Business Combination.

Termination & Consummation

The Transaction Agreement may be terminated at any time prior to the consummation of the Proposed Business Combination by our and the Shareholder Representatives’ mutual written consent and in certain other circumstances, including if the closing has not been consummated by September 30, 2019 (as extended as described below and as that date may be further extended pursuant to the terms of the Transaction Agreement) and the delay in closing beyond such date is not due to the breach of the Transaction Agreement by the party seeking to terminate. In addition, consummation of the Business Combination is subject to customary closing conditions, including, but not limited to, approval by our shareholders, approval by Accel’s shareholders, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the Pennsylvania Gaming Control Board.

Amendment to the Transaction Agreement

On July 22, 2019, we entered into the Amendment to the Transaction Agreement. The Amendment provides for certain administrative amendments to the Transaction Agreement, including among other things, amending the date by which the Transaction Agreement may be terminated if the closing of the Stock Purchase has not occurred from September 30, 2019 to November 30, 2019, (ii) providing to certain persons who will be our stockholders immediately following the Stock Purchase the opportunity to enter into a registration rights agreement, which shall be effective as of the closing of the Stock Purchase, and (iii) providing any person who will hold (together with such person’s affiliates) at least 8% of our outstanding voting stock immediately following the Stock Purchase with the right to nominate an individual to our board of directors promptly following the closing of the Stock Purchase and that such nominated individual shall be a member of our board of directors promptly following the closing of the Stock Purchase, subject to certain limitations set forth therein.

PIPE Investment

In connection with the Proposed Business Combination, on June 13, 2019, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “General Investors”), including one of our affiliates (the “Pace Affiliate” and, together with the General Investors, the “Private Placement Investors”) pursuant to which the Private Placement Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such Private Placement Investors, 4,403,132 shares of New Parent Class A-1 Stock for a purchase price of $10.22 per share for approximately $45,000,000 (the “Private Placement”).

The Subscription Agreement which the Pace Affiliate entered into is substantially similar to the Subscription Agreements with the Private Placement Investors except for the following provisions: (a) the Pace Affiliate may assign its rights under the Subscription Agreement, subject to compliance with the securities laws and (b) the Pace Affiliate is not entitled to liquidated damages if there is a delay in the registration of the securities.

The Subscription Agreements are conditioned upon the satisfaction or waiver of all conditions precedent to the closing of the Proposed Business Combination and other customary conditions, and is expected to close concurrently with the Proposed Business Combination. The proceeds from the Private Placement will be used to fund a portion of the cash consideration required to effect the Stock Purchase.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2019, 43,699,461 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2019, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For each of the three and six months ended June 30, 2019, the effective annualized interest rate on our Permitted Investments was 2.3%.

At June 30, 2019, initial proceeds and interest earned of $461,275,222 was held in the Trust Account for the purposes of consummating a Business Combination. If we do not complete a Business Combination by September 30, 2019 or by December 31, 2019 if we receive shareholder approval to amend our amended and restated memorandum and articles of association and trust agreement to extend such date to December 31, 2019, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, dated February 13, 2019, which was filed with the SEC on February 13, 2019. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, including the proxy we plan to file in connection with the Proposed Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1*

Transaction Agreement, dated as of June 13, 2019, by and among TPG Pace Holdings Corp., each of the Persons set forth on Schedule 1 thereto and David Ruttenberg and Gordon Rubenstein (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2019 (File No. 001-38136)).

2.2*

Amendment No. 1 to Transaction Agreement, dated July 22, 2019, among the Company, the Sellers and the Shareholder Representatives (incorporated herein by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2019 (File No. 001-38136)).

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

TPG PACE HOLDINGS CORP.

Date: August 2, 2019	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2019	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)