Form 10-K/A
period 2018-12-31
TPG Pace Holdings Corp.
filed 2019-08-26
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends TPG Pace Holding Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2019 (the “Original Filing”), solely to provide a revised version of KPMG LLP’s (“KPMG”) report that includes a statement inadvertently omitted from the previously filed version that confirms KPMG did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting. This change does not in any way change the conclusions expressed by KPMG in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits, Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s principal executive officer and principal financial officer.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Fort Worth, Texas

February 13, 2019

TPG Pace Holdings Corp.

Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$512,827	$372,073
Prepaid expenses	35,000	134,722

Total current assets	547,827	506,795
Investments held in Trust Account	456,919,551	450,000,000

Total assets	$457,467,378	$450,506,795

Liabilities and shareholders’ equity
Current liabilities:
Accrued professional fees, travel and other expenses	$252,472	$157,390

Total current liabilities	252,472	157,390
Deferred underwriting compensation	15,750,000	15,750,000

Total liabilities	16,002,472	15,907,390
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,646,490 and 42,959,940 shares at December 31, 2018 and 2017, respectively, at a redemption value of $10.00 per share	436,464,900	429,599,400
Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,353,510 shares issued and outstanding (excluding 43,646,490 shares subject to possible redemption) at December 31, 2018, and 2,040,060 shares issued and outstanding (excluding 42,959,940 shares subject to possible redemption) at December 31, 2017	135	204
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	5,375,048
Retained earnings (accumulated deficit)	4,998,746	(376,372)

Total shareholders’ equity	5,000,006	5,000,005
Total liabilities and shareholders’ equity	$457,467,378	$450,506,795

The accompanying notes are an integral part of these financial statements.

TPG Pace Holdings Corp.

Statements of Operations

		For the Period
	For the Year	from February 14,
	Ended	2017 (Inception) to
	December 31, 2018	December 31, 2017
Revenue	$—	$—
Professional fees, formation costs and other expenses	804,050	376,372

Loss from operations	(804,050)	(376,372)

Interest income	7,669,551	—

Net income (loss) attributable to ordinary shares	$6,865,501	$(376,372)

Net income (loss) per ordinary share:
Basic and diluted	$0.12	$(0.01)

Weighted average ordinary shares outstanding:
Basic and diluted	56,250,000	37,038,941

The accompanying notes are an integral part of these financial statements.

TPG Pace Holdings Corp.

Statements of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained Earnings (Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance at February 14, 2017 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds from initial public offering of Units on June 30, 2017 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor on June 30, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,299,223)	—	(1,299,223)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F ordinary shares forfeited by Sponsor on August 14, 2017	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,959,940 shares at a redemption value of $10.00 per share	—	—	(42,959,940)	(4,296)	—	—	(429,595,104)	—	(429,599,400)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(376,372)	(376,372)

Balance at December 31, 2017	—	$—	2,040,060	$204	11,250,000	$1,125	$5,375,048	$(376,372)	$5,000,005

Change in shares subject to possible redemption	—	—	(686,550)	(69)	—	—	(6,865,431)	—	(6,865,500)
Redeemable equity adjustment	—	—	—	—	—	—	1,490,383	(1,490,383)	—
Net income attributable to ordinary shares	—	—	—	—	—	—	—	6,865,501	6,865,501

Balance at December 31, 2018	—	$—	1,353,510	$135	11,250,000	$1,125	$—	$4,998,746	$5,000,006

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to the Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2017 (File No. 000-38136)).

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on June 7, 2017 (File No. 333-218575)).

4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on June 7, 2017 (File No. 333-218575)).

4.3	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on June 7, 2017 (File No. 333-218575)).

10.1	Warrant Agreement, dated as of June 27, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

10.2	Letter Agreement, dated June 27, 2017, among the Company, its officers and directors and TPG Pace II Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

10.3	Investment Management Trust Agreement, effective as of June 27, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

10.4	Registration Rights Agreement, dated as of June 27, 2017, among the Company, TPG Pace II Sponsor, LLC and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

10.5	Administrative Services Agreement, dated June 27, 2017, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on June 7, 2017).

10.7	Promissory Note, dated February 22, 2017, issued to TPG Pace II Sponsor, LLC. (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on June 7, 2017).

10.8	Securities Subscription Agreement, dated February 22, 2017, between the Registrant and TPG Pace II Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on June 7, 2017).

10.9	Private Placement Warrants Purchase Agreement, effective as of June 27, 2017, between the Company and TPG Pace II Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 30, 2017 (File No. 001-38136)).

Exhibit Number	Description

24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38136)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed on February 13, 2019 (File No. 001-38136).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TPG PACE HOLDINGS CORP.

Date: August 26, 2019	By:	/s/ Karl Peterson
Karl Peterson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman	August 26, 2019
David Bonderman

*	President, Chief Executive Officer and Director	August 26, 2019
Karl Peterson	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	August 26, 2019
Martin Davidson	(Principal Financial and Accounting Officer)

*	Director	August 26, 2019
Chad Leat

*	Director	August 26, 2019
Kathleen Philips

*	Director	August 26, 2019
Robert Suss

*	Director	August 26, 2019
Paul Walsh

*	Director	August 26, 2019
Kneeland Youngblood

*

The undersigned by signing his name hereto, signs and executes this Amendment No. 1 to the Annual Report on Form 10-K on behalf of each of the above named persons specified by an asterisk (*), pursuant to the Power of Attorney executed by such persons and previously filed with the SEC on February 13, 2019.

By:	/s/ Martin Davidson
Martin Davidson
Attorney-in-Fact