Form 10-Q
period 2019-09-30
TPG Pace Holdings Corp.
filed 2019-11-01
CIK 1698991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At October 28, 2019, there were 41,752,733 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Holdings Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$79,575	$512,827
Prepaid expenses	21,250	35,000
Total current assets	100,825	547,827
Investments held in Trust Account	429,732,860	456,919,551
Total assets	$429,833,685	$457,467,378
Liabilities and Shareholders' Equity
Current liabilities:
Accrued professional fees, travel and other expenses	$5,807,399	$252,472
Total current liabilities	5,807,399	252,472
Note payable to Sponsor	3,000,000	—
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	24,557,399	16,002,472
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 40,027,628 shares at September 30, 2019 and 43,646,490 shares at December 31, 2018 at a redemption value of $10.00 per share	400,276,280	436,464,900
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,725,105 shares issued and outstanding (excluding 40,027,628 shares subject to possible redemption) at September 30, 2019, and 1,353,510 shares and outstanding (excluding 43,646,490 shares subject to possible redemption) at December 31, 2018	172	135
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Retained earnings	4,998,709	4,998,746
Total shareholders' equity	5,000,006	5,000,006
Total liabilities and shareholders' equity	$429,833,685	$457,467,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$—	$—	$—	$—
Professional fees and other expenses	5,300,971	137,687	9,876,929	592,575
Loss from operations	(5,300,971)	(137,687)	(9,876,929)	(592,575)
Interest income	1,999,354	2,069,168	7,105,025	5,285,412
Net (loss) income attributable to ordinary shares	$(3,301,617)	$1,931,481	$(2,771,904)	$4,692,837
Net (loss) income per ordinary share:
Basic and diluted	$(0.06)	$0.03	$(0.05)	$0.08
Weighted average ordinary shares outstanding:
Basic and diluted	55,897,036	56,250,000	56,131,052	56,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2018	—	$—	1,353,510	$135	11,250,000	$1,125	$—	$4,998,746	$5,000,006
Redeemable equity adjustment	—	—	—	—	—	—	2,373,357	(2,373,357)	—
Change in shares subject to possible redemption	—	—	(237,338)	(23)	—	—	(2,373,357)	—	(2,373,380)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,373,378	2,373,378
Balance at March 31, 2019	—	$—	1,116,172	$112	11,250,000	$1,125	$—	$4,998,767	$5,000,004
Redeemable equity adjustment	—	—	—	—	—	—	(1,843,652)	1,843,652	—
Change in shares subject to possible redemption	—	—	184,367	18	—	—	1,843,652	—	1,843,670
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(1,843,665)	(1,843,665)
Balance at June 30, 2019	—	$—	1,300,539	$130	11,250,000	$1,125	$—	$4,998,754	$5,000,009
Redeemable equity adjustment	—	—	—	—	—	—	(3,301,571)	3,301,571	—
Shares redeemed in excess of par	—	—	—	—	—	—	(944,046)	—	(944,046)
Change in shares subject to possible redemption	—	—	424,566	42	—	—	4,245,617	—	4,245,659
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(3,301,616)	(3,301,616)
Balance at September 30, 2019	—	$—	1,725,105	$172	11,250,000	$1,125	$—	$4,998,709	$5,000,006

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	—	$—	2,040,060	$204	11,250,000	$1,125	$5,375,048	$(376,372)	$5,000,005
Change in shares subject to possible redemption	—	—	(112,638)	(11)	—	—	(1,126,369)	—	(1,126,380)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,126,385	1,126,385
Balance at March 31, 2018	—	$—	1,927,422	$193	11,250,000	$1,125	$4,248,679	$750,013	$5,000,010
Change in shares subject to possible redemption	—	—	(163,498)	(17)	—	—	(1,634,963)	—	(1,634,980)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,634,971	1,634,971
Balance at June 30, 2018	—	$—	1,763,924	$176	11,250,000	$1,125	$2,613,716	$2,384,984	$5,000,001
Change in shares subject to possible redemption	—	—	(193,148)	(19)	—	—	(1,931,461)	—	(1,931,480)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,931,481	1,931,481
Balance at September 30, 2018	—	$—	1,570,776	$157	11,250,000	$1,125	$682,255	$4,316,465	$5,000,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss) income attributable to ordinary shares	$(2,771,904)	$4,692,837
Changes in operating assets and liabilities:
Prepaid expenses	13,750	61,977
Accrued professional fees, travel and other expenses	5,585,605	11,099
Interest on Investments held in Trust Account	(7,105,025)	(5,285,412)
Withdrawal of interest from Trust Account to pay operating expenses	875,000	750,000
Net cash (used in) provided by operating activities	(3,402,574)	230,501
Cash flows from investing activities:
Withdrawal from Trust Account to fund redemption of Class A ordinary shares	33,416,716	—
Net cash provided by investing activities	33,416,716	—
Cash flows from financing activities:
Payment of accrued offering costs	(30,678)	(89,747)
Proceeds of notes payable from Sponsor	3,000,000	—
Redemption of ordinary shares	(33,416,716)	—
Net cash used in financing activities	(30,447,394)	(89,747)
Net change in cash	(433,252)	140,754
Cash at beginning of period	512,827	372,073
Cash at end of period	$79,575	$512,827

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

On June 9, 2019, the Company formed two new wholly-owned subsidiaries, New Pace LLC and Pace Merger Sub LLC, both Delaware limited liability companies, in contemplation of the Proposed Business Combination, as defined below in “Proposed Business Combination”. Pace Merger Sub LLC was dissolved effective August 15, 2019 and the winding up of this entity has been completed.

All activity for the period from Inception to September 30, 2019 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one-third of one warrant to purchase one Class A ordinary share (the “Public Offering”), the identification and evaluation of prospective acquisition targets for a Business Combination and the entry into the Transaction Agreement (as defined below) in connection with the Proposed Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Going Concern

Pursuant to the provisions of the Company’s amended and restated memorandum and articles of association, it currently has until December 31, 2019 to complete an initial Business Combination. If the Company does not complete an initial Business Combination by December 31, 2019, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee, (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by December 31, 2019, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless.

At September 30, 2019, the Company had current liabilities of $5,807,399 and negative working capital of $5,706,574 largely due to amounts owed for professional fees associated with the Proposed Business Combination. As discussed below, the Company has the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. The Company’s ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, the Company will need to obtain additional funds to meet its liabilities. Management's potential options for obtaining additional working capital, to the extent needed, include requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds if they are needed. In addition, the Company’s successful completion of the Proposed Business Combination is contingent on customary closing conditions, including, but not limited to, approval by the Company’s shareholders, approval by Accel’s shareholders, expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and approval by the Pennsylvania Gaming Control Board. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about the Company’s ability to continue as a going concern. This mandatory liquidation and subsequent dissolution requirement raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Trust Account

On January 2, 2018, funds held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”). On September 12, 2019, the Company transferred a portion of the funds held in the Trust Account to a non-interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A. On September 20, 2019, the Company withdrew $33.4 million from the Trust Account to pay holders of 3,247,267 Class A ordinary shares who opted to redeem their shares.

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

The Company’s Sponsor and five independent directors (collectively, “Initial Shareholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4) if the Company fails to complete a Business Combination by December 31, 2019.

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

On July 22, 2019, pursuant to Section 8.13 of the Transaction Agreement, the Company, the Sellers and the Shareholder Representatives entered into Amendment No. 1 to the Transaction Agreement (the “First Amendment”), which provides for certain administrative amendments to the Transaction Agreement. On July 23, 2019, in connection with the Transaction Agreement, as amended by the First Amendment, and pursuant to a drag-along agreement, dated as of June 13, 2019 (the “Drag-Along Agreement”), by and among the Company and the persons named as Dragging Shareholders thereto (the “Dragging Shareholders”), the Dragging Shareholders issued a written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder).

On October 3, 2019, pursuant to Section 8.13 of the Transaction Agreement, the Company, the Sellers and the Shareholder Representatives entered into Amendment No. 2 to the Transaction Agreement (the “Second Amendment” and together with the First Amendment, the “Amendments”), which provides for certain administrative amendments to various exhibits to the Transaction Agreement. On October 7, 2019, in connection with the Transaction Agreement, as amended by the First Amendment and the Second Amendment, and pursuant to the Drag-Along Agreement, the Dragging Shareholders issued a further written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder).

For further discussion of the Proposed Business Combination, the Transaction Agreement and the Amendments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Business Combination.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company on February 13, 2019 with the SEC (as amended by the Company’s Form 10-K/A, which was filed with the SEC on August 26, 2019).

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at September 30, 2019.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Effective September 20, 2019, in connection with the Company’s Extraordinary General Meeting of Shareholders to vote to amend the date on which to commence liquidating the Trust Account established in connection with the Company’s initial public offering in the event the Company has not consummated the Business Combination prior to September 30, 2019, from September 30, 2019 to December 31, 2019 (the “Extension Meeting”), holders of 3,247,267 Class A ordinary shares opted to redeem their shares. Accordingly, at September 30, 2019 and December 31, 2018, 40,027,628 and 43,646,490, respectively, of the Company’s 41,752,733 and 45,000,000 Class A ordinary shares, respectively, were classified outside of permanent equity at their redemption value.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2019, the Company had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination by December 31, 2019, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2019 as management has deemed the consummation of a Business Combination to be probable.

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

On June 19, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s five independent directors at their original purchase price. On August 14, 2017, the Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2019, the Initial Shareholders held, collectively, 11,250,000 Founder Shares.

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

If the Company does not complete the Business Combination by December 31, 2019, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Related Party Note Payable

On September 25, 2019, the Company issued an unsecured promissory note to the Sponsor that provides for the Sponsor to advance the Company up to $7,000,000 (the “Note”). The Note is non-interest bearing with all unpaid principal due and payable on the first to occur of (i) September 25, 2020, or (ii) the date on which the Company consummates a business combination. Funds in the Trust Account are not available to be used to repay any amounts outstanding under the Note if the Company has not completed a Business Combination. On September 25, 2019, the Company borrowed 3,000,000 under the Note. The outstanding balance on the Note at September 30, 2019 was $3,000,000.

Between Inception and the Close Date, the Company’s Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On June 30, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the each of the three months ended September 30, 2019 and 2018, the Company incurred expenses of $60,000 under this agreement. For each of the nine months ended September 30, 2019 and 2018, the Company incurred expenses of $180,000 under this agreement.

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

On January 2, 2018, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. On September 12, 2019, the Company transferred a portion of the funds held in the Trust Account to a non-interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A. For the three months ended September 30, 2019 and 2018, the Permitted Investments generated interest income of $1,999,354 and $2,069,168, respectively, all of which was reinvested in Permitted Investments. For the nine months ended September 30, 2019 and 2018, the Permitted Investments generated interest income of $7,105,025 and $5,285,412, respectively, all of which was reinvested in Permitted Investments.

On August 30, 2019, the Company made a withdrawal of $125,000 from the Trust Account to pay operating expenses. On June 28, 2019, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses. On August 9, 2018, the Company made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At September 30, 2019, the balance of funds held in the Trust Account was $429,732,860.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed by December 31, 2019.

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2019 and December 31, 2018, 40,027,628 and 43,646,490, respectively, of the Company’s 41,752,733 and 45,000,000 Class A ordinary shares, respectively, were classified outside of permanent equity at their redemption value.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At September 30, 2019, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any; designations; powers; preferences; relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2019, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

On October 3, 2019, the Company entered into the Second Amendment to the Transaction Agreement. The Second Amendment provides for certain administrative amendments to various exhibits to the Transaction Agreement.

For further discussion of the Amendments to the Transaction Agreement, see Proposed Business Combination in Note 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Business Combination.”

Management has performed an evaluation of subsequent events through November 1, 2019, the date the condensed consolidated financial statements were issued, noting no other items which require adjustment or disclosure.

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

At September 30, 2019, we held cash of 79,575, current liabilities of $5,807,399 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Going Concern

Pursuant to the provisions of our amended and restated memorandum and articles of association, we currently have until December 31, 2019 to complete an initial Business Combination. If we do not complete the Business Combination by December 31, 2019, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if we fail to complete a Business Combination by December 31, 2019, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

At September 30, 2019, we had current liabilities of $5,807,399 and negative working capital of $5,706,574 largely due to amounts owed for professional fees associated with the Proposed Business Combination. We have the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. Our ability to continue as a going concern is dependent upon our ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, we will need to obtain additional funds to meet our liabilities. Management's options for obtaining additional working capital, to the extent needed, include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of our executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds if they are needed. In addition, our successful completion of the Proposed Business Combination is contingent on customary closing conditions, including, but not limited to, approval by our shareholders, expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and approval by the Pennsylvania Gaming Control Board. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about our ability to continue as a going concern. This mandatory liquidation and subsequent dissolution requirement raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2019 and 2018, we incurred a net loss of $3,301,616 and earned net income of $1,931,481, respectively. For the nine months ended September 30, 2019 and 2018, we incurred a net loss of $2,771,904 and earned net income of $4,692,837, respectively. Our income consists solely of interest earned on investments held in the Trust Account. Our business activities since our Public Offering have consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace II Sponsor LLC (the “Sponsor”) purchased an aggregate of 11,500,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, our Sponsor transferred 40,000 Class F ordinary shares to each of our five independent directors at their original purchase price. On August 14, 2017, our Sponsor forfeited 250,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2019, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

On January 2, 2018, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. On September 12, 2019, the Company transferred a portion of the funds held in the Trust Account to a non-interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A.

During the three and nine months ended September 30, 2019, we earned interest income of $1,999,354 and $7,105,025 on investments held in the Trust Account.

On September 20, 2019, in connection with the Company’s Extraordinary General Meeting of Shareholders, we withdrew $33.4 million from the Trust Account to redeem 3,247,267 Class A ordinary shares. On August 30, 2019, we made a withdrawal of $125,000 from the Trust Account to pay operating expenses. On June 28, 2019, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses. On August 9, 2018, we made a withdrawal of $750,000 from the Trust Account to pay operating expenses.

At September 30, 2019, we had cash held outside of the Trust Account of $79,575, which is available to fund our working capital requirements.

At September 30, 2019, we had current liabilities of $5,807,399, primarily due to costs associated with our identification and evaluation of potential Business Combinations, including the Proposed Business Combination. The identification and evaluation of potential Business Combinations, including the Proposed Business Combination is continuing after September 30, 2019, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have until December 31, 2019 to complete a Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete a Business Combination by December 31, 2019. However, if the Initial Shareholders acquire public shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete a Business Combination by December 31, 2019.

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

We are committed to pay the deferred discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000 (the “Deferred Discount”), to the underwriters upon the completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed by December 31, 2019.

Proposed Business Combination

Transaction Agreement

On June 13, 2019, we entered into a Transaction Agreement pursuant to which we will acquire, directly or indirectly, all of the issued or outstanding shares of common stock and preferred stock of Accel. On July 23, 2019, in connection with the Transaction Agreement, as amended by the First Amendment, and pursuant to the Drag-Along Agreement, the Dragging Shareholders issued a written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder). On October 7, 2019, in connection with the Transaction Agreement, as amended by the Amendments, and pursuant to the Drag-Along Agreement, the Dragging Shareholders issued a further written notice to Accel and certain shareholders of Accel, pursuant to which they agreed to exercise their right to cause each Accel shareholder who has not entered into the Transaction Agreement to deliver a joinder to the Transaction Agreement, pursuant to which such shareholder will be bound by all of the terms and conditions of the Transaction Agreement (as modified by such joinder).

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

Amendments to the Transaction Agreement

On July 22, 2019, we entered into the First Amendment to the Transaction Agreement. The First Amendment provides for certain administrative amendments to the Transaction Agreement, including among other things, amending the date by which the Transaction Agreement may be terminated if the closing of the Stock Purchase has not occurred from September 30, 2019 to November 30, 2019, (ii) providing to certain persons who will be our stockholders immediately following the Stock Purchase the opportunity to enter into a registration rights agreement, which shall be effective as of the closing of the Stock Purchase, and (iii) providing any person who will hold (together with such person’s affiliates) at least 8% of our outstanding voting stock immediately following the Stock Purchase with the right to nominate an individual to our board of directors promptly following the closing of the Stock Purchase and that such nominated individual shall be a member of our board of directors promptly following the closing of the Stock Purchase, subject to certain limitations set forth therein.

On October 3, 2019, we entered into the Second Amendment to the Transaction Agreement.  The Second Amendment provides for certain administrative amendments to various exhibits to the Transaction Agreement.

Amendment to the Investment Management Trust Agreement

On September 20, 2019, in connection with the Extension Meeting, we entered into Amendment No. 1 to the Investment Management Trust Agreement, dated as of June 27, 2017, to extend the date on which to commence the liquidating the Trust Account established in connection with our initial public offering in the event we have not consummated the Business Combination prior to September 30, 2019, from September 30, 2019 to December 31, 2019.

PIPE Investment

In connection with the Proposed Business Combination, on June 13, 2019, we entered into subscription agreements (the “Original Subscription Agreements”) with certain investors (the “Original General Investors”), including one of our affiliates (the “Pace Affiliate” and, together with the Original General Investors, the “Original Investors”). On August 31, 2019, we entered into an additional subscription agreement, on the same terms as the Original Subscription Agreements, with an additional investor (such investor, the “Additional Investor,” and together with the Original General Investors, the “General Investors” and such additional subscription agreement together with the Original Subscription Agreements, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the General Investors and the Pace Affiliate (together, the “Private Placement Investors”), collectively, agreed to subscribe for and purchase, and we agreed to issue and sell to such Private Placement Investors, 4,696,675 shares of New Parent Class A-1 Stock for a purchase price of $10.22 per share for approximately $48,000,000 (the “Private Placement”).

The Subscription Agreement to which the Pace Affiliate is a party is substantially similar to the Subscription Agreements with the General Investors except for the following provisions: (a) the Pace Affiliate may assign its rights under the Subscription Agreement, subject to compliance with the securities laws and (b) the Pace Affiliate is not entitled to liquidated damages if there is a delay in the registration of the securities.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Effective September 20, 2019, holders of 3,247,267 ordinary shares opted to redeem their shares. Accordingly, at September 30, 2019 and December 31, 2018, 40,027,628 and 43,646,940, respectively, of the Company’s 41,752,733 and 45,000,000 Class A ordinary shares, respectively, were classified outside of permanent equity at their redemption value.

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2019, we had outstanding warrants to purchase up to 22,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments or a non-interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., we do not believe there will be any material exposure to interest rate risk. For the three and nine months ended September 30, 2019, the effective annualized interest rate on our Permitted Investments was 1.8% and 2.1%, respectively.

At September 30, 2019, initial proceeds and interest earned of $429,732,860 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination by December 31, 2019, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, dated February 13, 2019, which was filed with the SEC on February 13, 2019 (as amended by our Form 10-K/A, which was filed with the SEC on August 26, 2019). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
2.1*

Transaction Agreement, dated as of June 13, 2019, by and among TPG Pace Holdings Corp., each of the Persons set forth on Schedule 1 thereto and David Ruttenberg and Gordon Rubenstein (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on June 13, 2019 (File No. 001-38136)).

2.2*

Amendment No. 1 to Transaction Agreement, dated July 22, 2019, among the Company, the Sellers and the Shareholder Representatives (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2019 (File No. 001-38136)).

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

10.1*

Amendment No. 1 to the Investment Management Trust Agreement, dated September 20, 2019 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on September 20, 2019 (File No. 001-38136)).

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

TPG PACE HOLDINGS CORP.

Date: November 1, 2019	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)