Form 10-K
period 2019-12-31
Accel Entertainment, Inc.
filed 2020-03-16
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Commission File Number 001-38136

Accel Entertainment, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		98-1350261
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

140 Tower Drive		60527
Burr Ridge,	Illinois
(Address of Principal Executive Offices)		(Zip Code)
(630) 972-2235
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A-1 Common Stock, par value $.0001 per share	ACEL	The New York Stock Exchange
Warrants, each whole Warrant exercisable for one share of Class A-1 common stock at an exercise price of $11.50 per share	ACEL-WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $468.0 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of March 12, 2020, there were 78,230,060 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Accel,” “our company,” “we,” “us,” “our,” and similar names refer to Accel Entertainment, Inc. and, where appropriate, its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a conditional license from the Pennsylvania Gaming Control Board (“PA Board”).
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our VGT equipment and manage the entire operating process for our licensed establishment partners. We also offer our licensed establishment partners VGT solutions that appeal to players who patronize those businesses. We devote significant resources to licensed establishment partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist licensed establishment partners with regulatory applications and compliance onboarding, train licensed establishment partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each licensed establishment. We also provide weekly gaming revenue reports to our licensed establishment partners and analyze and compare gaming results within individual licensed establishment partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for our licensed establishment partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance. As a result, Accel’s voluntary contract renewal rate was over 98% for the three-year period ended December 31, 2019.
In addition to our VGT business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our VGT business by offering a “one-stop” source of additional equipment for its licensed establishment partners.
Our Industry
We operate within the U.S. distributed gaming industry, which consists of the installation and service of slot machines at non-casino licensed establishments. Generally, a VGT or slot machine is any electronic video game machine that, upon insertion of cash, electronic cards or vouchers, or any combination thereof, is available to play or simulate the play of a video game, including but not limited to video poker and slots, and utilizes a video display and microprocessors in which players may receive free games or credits that can be redeemed for cash. Currently, all VGTs operated by us only accept cash. Distributed gaming is currently legal in Illinois, Louisiana, Montana, Nevada, Oregon, Pennsylvania, South Dakota and West Virginia. Other states such as Georgia have a similar but separately regulated coin-operated amusement machine market. We believe that the distributed gaming industry is supported by generally favorable trends, including an increasing number of states approving, or contemplating approving, gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles when compared to traditional gaming venues, such as casinos. We believe that, as an increasing number of jurisdictions have legalized distributed gaming, the industry has witnessed both a growing player base and increased variety of higher quality game profiles available through VGTs.
Our operations are based primarily in Illinois. We have been licensed as a terminal operator in Illinois under the Illinois Gaming Act since 2012. We were one of the first VGT operators licensed in Illinois. The Illinois distributed gaming industry has grown significantly since 2012, with 7,177 licensed establishments operating a total of 33,294 VGTs as of December 31, 2019, according to Scientific Games International’s terminal operator portal and the Video Gaming Revenue Reports published by the IGB. According to the IGB, approximately 1,378 out of approximately 1,497 municipalities in Illinois permit the operation of VGTs. VGTs in Illinois can be played in licensed bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments, including some convenience stores, in areas accessible only to players who are 21 years of age or older. Gaming revenue in Illinois from VGTs generates significant tax revenue, amounting to approximately $530 million in fiscal year 2019, according to the IGB Video Gaming Report showing Statewide Allocation Summary from January 2019 to December 2019. The Illinois state legislature has recently increased applicable marginal tax rates on gaming from 30% to 33% effective July 1, 2019 and from 33% to 34% effective July 1, 2020. While the increase in gaming tax rates could negatively impact the distributed gaming industry, we believe other recent legislative changes, such as an increase in the number of permitted VGTs at a given location, an increase in maximum wager limits and maximum win payouts are expected to drive overall video gaming demand upward.
The IGB generally oversees gambling and video gaming operations in the state of Illinois. The IGB is authorized to issue licenses to distributed gaming operators and has broad disciplinary authority over Illinois’s distributed gaming industry which includes the power to fine operators and licensed establishments for non-compliance with IGB regulations. As enforcement efforts and incidents of discipline among licensees increase, fine amounts for non-compliance have also increased. While the IGB has licensed a significant number of new video gaming establishments in recent years, it has also experienced an increase in its application backlog. In addition, Illinois’ governor is empowered to appoint board members to the IGB and select its administrator for the IGB to ultimately approve. Not only do new appointments have the potential to change the composition of the IGB, they can impact current rules, regulations, policies and agendas of the IGB, which may result in increased enforcement measures or further delays in licensing new establishments. The IGB dictates the maximum bet, maximum win, and approves payout percentages for games played on VGTs which are required by regulation to exceed 80%. Generally, suppliers have designed VGTs to include between 6 and 49 games. In 2019, payout percentages for VGTs across Illinois average approximately 92%, according to the Video Gaming Revenue Reports published by the IGB. Accel’s payouts range from 88% to 94%, with an average of 92%. Additionally, newly-passed Illinois legislation has increased the maximum number of VGTs that may be operated at a given licensed establishment from five to six, with certain qualifying truck stop licensed establishments allowed to operate up to ten VGTs. This newly-passed legislation has also increased the maximum wager that may be placed on a VGT from $2.00 to $4.00 and the maximum win from a single play from $500 to $1,199. All VGTs are monitored and controlled by the IGB through a central communications system. The IGB has recently established minimum standards that licensed establishment partner contracts must meet, including limiting the length of contracts entered into after February 2, 2018 to a maximum of eight years with no automatic renewals.
We have made substantial investments in regulatory training and compliance for its staff and licensed establishment partners. Accel has designed and implemented systems and controls that facilitate compliance with applicable regulatory requirements in Illinois and is working on implementing similar systems and controls for the anticipated start of live gaming in Pennsylvania.
As of May 15, 2019, we hold a conditional license as a Terminal Operator in Pennsylvania under the Pennsylvania Race Horse Development and Gaming Act, although Accel has not yet commenced any gaming operations in Pennsylvania. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, VGT gaming at qualified truck stops. We believe that Pennsylvania is a natural choice for our expansion outside of Illinois when compared to other states due to gaming industry similarities with Illinois, including similar regulatory requirements, similar VGT suppliers and truck stops as a type of licensed establishment partner in both jurisdictions. We believe the current total addressable market in Pennsylvania consists of approximately 105 truck stop establishments although municipalities are able to individually opt out from authorizing distributed gaming. These establishments consist of corporate truck stops and individual and corporate convenience stores that meet current regulatory requirements for VGT installation. As of December 31, 2019, 91 truck stops have applied for licensure with the PA Board. Of those 91 applicants, 35 have been issued a conditional license, which permits the guarantee to operate until a final license is issued, 26 have been issued final licenses, 13 have surrendered their conditional licenses, 16 have requested to withdraw their license applications and one has been denied. As of December 31, 2019, 15 terminal operators had applied for licensure with the PA Board. Of those 15, 14 have been either issued a conditional license, including Accel, or a final license, with one application still pending with the PA Board. We are in discussions with potential partners who have not yet applied for licensure.

In addition, our marketing and sales efforts are subject to the rules and regulations of the regulatory gaming bodies and municipal laws and regulations in the jurisdictions where we do business, including rules promulgated by the IGB, the PA Board and local municipalities in Illinois. These rules generally require sales agent registration, include prohibitions related to inducements and restrict certain advertising and promotional activities.
We may also enter states other than Pennsylvania that currently permit or may consider permitting VGTs. Indiana, Missouri and Mississippi have proposed legislation permitting VGTs or other forms of gaming in the past, and VGTs are currently legal in Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Other states, counties or municipalities facing tax revenue shortfalls or other fiscal pressure may adopt similar measures. Georgia’s coin-operated amusement machine market may offer another possible expansion market.
Accel’s Core Strengths
We believe that the following competitive strengths contribute to our industry leading position:
Gaming-as-a-service platform. When compared with traditional gaming businesses such as casinos, Accel believes its platform benefits from the following advantages:
•“business-to-business” model secured by long-term, exclusive contracts that are typically renewed, allowing for predictable, highly recurring revenue streams with low churn;
•operating a scalable business in fast-growing gaming segments that are primarily served by fragmented, sub-scale providers;
•data reporting solutions and analytics, offering insight and advice to help licensed establishment partners maximize revenues and ultimately grow their businesses;
•state-of-the-art technology-enabled slot machines from leading manufacturers who provide the most captivating titles in slots entertainment;
•comparatively low capital expenses and a comparatively asset-light operating model, in each case, when compared to casinos, which typically provide significantly higher capital-intensive offerings such as hotel accommodations, restaurants and stage-based entertainment;
•highly localized footprint that provides more access to gaming and convenience for consumers, as compared to regional casinos that market to players who may live up to several hours away and are thus prone to disruption of their feeder markets; and
•strong marketing, legal, compliance, cash management, financial and technical support systems, all of which remain in-house to boost efficiency and enhance the ability to serve as a premier gaming-as-a-service provider.
Strong relationships with licensed establishment partners. Accel has prioritized establishing strong, lasting relationships with its licensed establishment partners since its inception. Accel dedicates a relationship manager to each of its licensed establishment partners, who, with support from other personnel, oversees every aspect of partner relationship management and retention. Accel prides itself on providing prompt, reliable service and education, all of which helps to increase referral marketing by its partners. Accel’s relationship managers’ efforts to provide value-added services to their licensed establishment partners result in consistent pre-renewals long before contracts expire and are a key element of our competitive differentiation.
Proven track record in executing and integrating acquisitions. Accel continuously evaluates strategic acquisition opportunities. Accel has a successful track record of identifying, acquiring and integrating competitive operators at favorable terms. Since becoming a licensed terminal operator in 2012, Accel has acquired nine operator companies, adding more than 890 licensed establishments to our total portfolio of 2,312 licensed establishment partners as of December 31, 2019. Accel believes that its industry reputation, scale, proven track record of driving revenue synergies, and public acquisition currency enhances its ability to acquire other operators or licensed establishments on favorable terms and makes Accel a preferred partner of choice.

Diversified revenue base with limited churn. Accel believes that gaming regulations in Illinois facilitate a low revenue concentration per licensed establishment partner, and that its low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances. Accel’s best-performing licensed establishment accounted for approximately $1.8 million, or less than 1% of gross revenue for the year ended December 31, 2019, its top 20 licensed establishments represented only 5% of gross revenue for the year ended December 31, 2019 and Accel’s licensed establishment partners each contributed an average of approximately $0.2 million of gross revenue for the year ended December 31, 2019. Accel’s voluntary contract renewal rate was over 98% for the three-year period ended December 31, 2019. While Accel experiences minor business disruptions each year due to business failures or natural disasters affecting licensed establishment partners, many of these sites reopen in subsequent years under new owners, and Accel believes it is best-positioned to reengage with those establishments as new licensed establishment partners because of its reputation and leading market position. Accel’s VGTs are geographically diversified across the state of Illinois, limiting systemic risk due to local weather patterns or regional economic downturns. Accel’s plans to expand into other states may further help to diversify its portfolio.
Deep industry and vendor relationships. Accel’s leading market position has led to strong relationships within its industry and with equipment suppliers. Accel has successfully integrated multiple other operators, and believes this successful roll-up strategy positions it well with potential additional local operators who could benefit from Accel’s gaming-as-a-service platform. In addition, Accel’s industry leadership permits it to seek and obtain favorable pricing and supply of key gaming machines. Due to its ability to procure machines and parts easily, Accel is able to rotate machines quickly to licensed establishment partners where they are most needed across its operating footprint. This results in longer, more effective usage and greater lifetimes for Accel’s machines.
Management team. Accel’s management team has deep experience and industry knowledge, with an average of 12 years of gaming industry experience. Accel’s President, Chief Executive Officer and co-founder, Andy Rubenstein, has led the Company since its inception in 2009, and its general counsel, Derek Harmer, and chief financial officer, Brian Carroll, have been with Accel since 2012 and 2014, respectively. Accel believes that its industry-leading management team has a reputation for integrity and compelling customer service.
Company culture and training. Accel believes that it is an employer of choice for talented candidates. Accel’s corporate culture is strong and Accel invests heavily in employees’ success, including devoting significant resources to training and other development programs. Accel also experiences relatively low levels of employee turnover.
Accel’s Growth Opportunities
Accel’s key growth strategies include its plans to:
Maintain competitive advantage in Illinois and increase VGT segment share. Accel believes that there is substantial potential for further growth in Illinois. Accel has been successful in the past in signing competitors’ licensed establishments and has identified approximately 700 such prospects for engagement after current contracts with other partners expire. In particular, Accel sees opportunities for expansion in key local markets, such as Springfield, Bloomington and Decatur, where its VGT segment share is below its share in other regions. Accel also strives to further optimize revenues for VGTs it currently operates through refined data analysis, marketing and other initiatives. Accel seeks to increase distribution possibilities through corporate partners who operate multiple licensed establishments such as chain stores. Accel believes that these corporate businesses tend to favor larger operators who have substantial compliance infrastructures in addition to leading service capabilities. While such licensed establishments have been “second movers” in choosing to adopt video gaming, partnering with reputable operators such as Accel could render deployment of VGTs more attractive. Accel’s leadership position also creates an opportunity for it to take advantage of recent legislative changes in Illinois such as an increased number of allowed VGTs per establishment, higher bet limits, higher win amounts, and larger jackpots. Additionally, Accel may realize the benefits of potential municipal ordinance changes that would permit its business to operate in new municipalities.
Expand operations into Pennsylvania. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, VGT gaming at qualified truck stops. Accel estimates that the total potential

VGT market in Pennsylvania is approximately 105 truck stops as of December 31, 2019, although municipalities are able to individually opt out from authorizing distributed gaming. Accel believes this market opportunity is attractive and has obtained a conditional terminal operator license from the PA Board. To qualify for gaming, a truck stop must meet requirements that are similar to those in Illinois. Accel has a binding agreement to install VGTs with a partner truck stop establishment in Pennsylvania that has received a conditional license from the PA Board. Accel is also in discussions with other potential partners who have not yet applied for licensure. Accel believes that Pennsylvania is a natural choice for its expansion outside of Illinois when compared to other states due to industry similarities with Illinois. See “— Accel’s Industry” for more information.
Establish Player Rewards Program to further drive growth. As part of its gaming-as-a-service suite of offerings, Accel has considered offering a Player Rewards Program for players. The anticipated terms of the program will provide for players to accumulate points each time they use Accel’s products, and may provide points that can be redeemed for rewards. Accel believes this program will result in increased brand loyalty from licensed establishment partners by rewarding players for using Accel’s VGTs. This opt-in program is expected to allow data analysis with respect to each player, location and machine, which will in turn permit Accel to better assess performance and serve its partners. Although player rewards programs are not specifically prohibited in Illinois, applicable regulations have not been enacted, and the IGB has not approved any player rewards programs for any terminal operator. Accel has not applied to the IGB to establish any such program, but expects to apply in the event of applicable regulation enactment.
Expand operations to other states.

•
Georgia. The operation of coin-operated amusement machines in Georgia has been regulated by the Georgia Lottery Corporation since April 2013. Games are skill-based with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift certificates, or novelties. The most common type of establishment licensees are convenience stores, although none of the larger chain stores currently participate. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In addition, any local governing authority may vote to remove coin operated amusement machines from its jurisdiction upon 60 days’ advance notice. As of December 31, 2019, Accel has not submitted an application to purchase a license or otherwise apply for a license in the state, and Accel has no binding agreements or commitments to install VGTs or other equipment in Georgia.

•
Other states. Various states and other jurisdictions have proposed legislation permitting VGTs or other forms of gaming in the past. These states include Indiana, Missouri and Mississippi. Accel may also choose to expand operations through strategic acquisitions or otherwise in other, more mature gaming jurisdictions where VGTs are currently legal, such as Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Accel may attempt to seek approval to operate in additional jurisdictions that authorize video gaming. Accel believes it would be a favored entrant into any such markets given its track record of success and compliance.

Expand ancillary service offerings to licensed establishments. While distributing and servicing amusement devices such as jukeboxes, dartboards, pool tables, pinball machines and other ancillary equipment, such as redemption devices and stand-alone ATMs, is not the primary focus of its business, Accel believes that these services provide a key point for ongoing customer contact and enhances its image as a “one-stop shop” for entertainment devices. Accel has observed that licensed establishment partners appreciate these services and continue to rely on Accel to provide them. Providing these services can also serve as a point of initial contact with potential partners who may decide to avail themselves later of Accel’s primary gaming services. As a result, Accel intends to continue prioritizing the installation of these devices and equipment.
Business Model and Capabilities
Accel provides a full suite of services and capabilities to enhance its business. These include:
Sales team that drives the initial acquisition of licensed establishment partners. Accel has a dedicated internal sales team that drives sourcing of new licensed establishment partners. Accel also uses external independent sales agents. When seeking to sign a new licensed establishment partner, Accel’s marketing team employs a data-driven sales process to identify and nurture leads using a variety of digital and traditional strategies to drive organic VGT partnerships and preference. Accel’s marketing team uses email, social media, blogs, search engine optimization, paid search and display advertising to create a robust pipeline of leads. Sales teams are incentivized based on a competitive commission-based structure, which has driven performance. Accel believes that it can continue to attract talented sales employees.
Dedicated on-boarding process that works with new licensed establishments to provide quick access to VGTs and other equipment. Accel engages with licensed establishment partners through every step of the VGT installation process. This process begins with providing assistance with preparation and submission of a license application to the applicable gaming regulatory board and educating each licensed establishment partner on legal and regulatory topics to minimize compliance issues. Accel assists in the design and construction of gaming areas in licensed establishments, including advising with respect to Illinois Video Gaming Act requirements that restrict access to persons under 21 years of age. Accel then delivers VGTs to the licensed establishment partner after receipt of the proper state and municipal licenses, which typically takes between two and six months from submission to receipt of approval to operate VGTs.
Relationship management team that offers value to licensed establishment partners. Each of Accel’s licensed establishment partners has a dedicated relationship manager who works with the licensed establishment partner in maximizing revenue, based upon the licensed establishment’s unique characteristics. Compliance support is offered to assist the licensed establishment partner with understanding gaming regulations, optimizing services that analyze video gaming data against established benchmarks to assess and improve performance, offering marketing advice ranging from traditional advertising and signage to social media advice, providing industry tracking and reporting measured against Accel’s industry data, and delivering ongoing training for licensed establishment partner staff.
Digital and data analytics team that helps licensed establishment partners capture gaming revenue. Accel’s digital and data analytics team studies the VGT market and licensed establishment partner performance to provide insight and advice to maximize gaming revenue. The team actively monitors machine optimization, service analytics, video game popularity analytics, marketing and player behavior to identify new opportunities and provide insights to maximize gaming revenues. Typical suggestions might involve adding new games, switching machines, adding machines or changing machine location within a licensed establishment. The digital and data analytics team also seeks to improve the quality of customer service and satisfaction by monitoring service calls to identify trends and solutions with the goal of optimizing response time to decrease periods of machine inoperability.
Dedicated legal and compliance function that assists licensed establishment partners to remain in regulatory compliance. Accel’s legal and compliance team provides support and resources related to licensed establishment regulatory compliance, which includes sending compliance reminders and industry updates to licensed establishment partners on a regular basis. It does not dispense legal advice to licensed establishment partners but may recommend that licensed establishment partners obtain legal counsel in certain instances. In addition, the legal and compliance team participates in lobbying measures, which includes working with gaming regulators and trade associations to encourage legislation and regulation which may be favorable to the distributed gaming industry. Accel also regularly works with regulators in other states as they explore the legalization of VGTs.
Strong relationships with equipment manufacturers to provide top-flight machines and software that help attract players. Accel partners and has entered into purchase agreements with many industry-leading manufacturers of VGTs. Accel benefits from favorable pricing and other terms with respect to its supplier partners. Accel believes that by providing world-class premium equipment, it can assist licensed establishment partners in securing competitive advantages. By using high-quality equipment, Accel aims to limit downtime and help maximize revenue and player retention.
Cash collection and analytics. Accel offers cash collection and analytics services at multiple strategic locations across Illinois to help ensure secure, fast and accurate collection of revenue for licensed establishment partners. Additionally, Accel’s data team provides information to its treasury department enabling it to deliver efficient, secure, and optimized collection services. These cash collection locations function as a key point of contact for licensed establishment partners, and Accel believes that this service differentiates it from most of its competitors.

Marketing services that aid in player awareness and gameplay. In addition to its business-to-business focus, Accel’s marketing team uses a variety of player marketing strategies to drive player preference, loyalty, and increase play at Accel locations. Player marketing initiatives include a dedicated player website, AEPlayer.com, a statewide player sweepstakes including a tablet based in-location entry option as well as a mobile app, player email and text messaging communications, indoor and outdoor signage, cooperative location advertising and other media to increase awareness and encourage gameplay. Accel believes that these initiatives increase Accel’s branding at each location. Accel believes that it has the most extensive and accomplished marketing team in the Illinois VGT segment.
Best-in-class technicians who assist licensed establishment partners in the event of any mechanical or software issues with the devices Accel provides. Accel leverages technology and data-driven algorithms to enable a 24/7 call center to direct service technicians all across Illinois. These technicians serve to prevent and solve technical issues with VGTs at licensed establishment partners in a timely manner. Accel’s service tracking process begins when a licensed establishment partner identifies an issue at their licensed establishment and contacts the service center. As of December 31, 2019, more than 17% of service issues are resolved by the call center directly without the need to dispatch any technician. In the event a technician is required, 92% of customer service issues are addressed on a first-time technician dispatch, with an average response time of 50 to 60 minutes. Replacement parts for VGTs, if required, are sourced from Accel’s offices and warehouses located across the state. Accel uses system analytics across its gaming-as-a-service platform to keep track of parts used and, if necessary, order new parts for delivery to various warehouses. A similar system is being designed for anticipated live gaming operations in Pennsylvania.
Sports betting. Accel believes it is well positioned to participate in the fast-growing sports betting segment that has recently been legalized in Illinois. While Accel expects to remain focused on video gaming in the near future and has not applied to the IGB or otherwise to engage in these activities, it may consider doing so in the future.
Licensed Establishments and VGTs
As of December 31, 2019, Accel operates 10,499 VGTs in 2,312 licensed establishments. Licensed establishments typically include bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments.
Accel enters into long-term exclusive location and VGT use agreements with its licensed establishment partners, or master exclusive VGT use agreements with licensed establishment partners who have several licensed establishments. Under those agreements, Accel has the exclusive right to place VGTs and redemption devices in such licensed establishments. Once proper licenses are received, Accel experiences minimal delay related to the installation of VGTs in those licensed establishments. As of December 31, 2019, the average remaining term on Accel’s agreements is 6.9 years. Excluding the acquisition of Grand River Jackpot on September 16, 2019, Accel’s exclusive contracts with its licensed establishment partners have remaining terms averaging approximately 7.2 years. In addition, Accel’s voluntary contract renewal rate for the three-year period ended December 31, 2019 was over 98%.
Under these agreements, Accel is responsible for providing hardware and related software, accounting and reporting functions as required by the Illinois Video Gaming Act and/or Pennsylvania Gaming Act, and placement of devices such as stand-alone ATMs and redemption devices at the discretion of the licensed establishment.
Under IGB regulations, tax and administrative fees in Illinois are required to be split evenly between VGT operators and licensed establishments. Accordingly, Accel shares the responsibility with its licensed establishment partners of the payment of a 33% tax on gross gaming revenue, with such tax to increase to 34% beginning on July 1, 2020. In accordance with IGB regulations, Accel further shares the responsibility of a 0.8513% administrative fee with its licensed establishment partners, payable to Scientific Games International, the company that maintains the central communications system to which all VGTs across Illinois are connected. The remaining after-tax profits from a video gaming terminal, 50% shall be paid to Accel and 50% shall be paid to the licensed establishment in accordance with Illinois state law. Accel typically remits the amount to licensed establishment partners on a weekly basis. Accel’s agreements with licensed establishment partners are typically not subject to termination rights by licensed establishment partners in the event of a sale or relocation of the licensed establishments during the term of the agreements, though termination may occur upon closure of the business or if the licensed establishment partner chooses to terminate at the end of a term.

In addition, Accel has a very limited number of revenue-share agreements with other licensed terminal operators in Illinois, which provide splitting gross gaming revenue. For the year ended December 31, 2019, revenue shared with other terminal operators accounted for less than 1% of gross revenue.
Suppliers
Accel installs cutting-edge software and multi-game VGTs, at each licensed establishment, from leading manufacturers such as Scientific Games International, WMS (owned by Scientific Games International), IGT, Bally (owned by Scientific Games International) and Novomatic. Under agreements with these manufacturers, Accel is able to provide 22 different types of VGT models and 197 different games to licensed establishment partners. Accel believes its efforts to procure VGTs from various sources better enables it to meet the needs of licensed establishment partners and players.
Accel purchases VGTs in upright and slant varieties. Games include different varieties of slots, poker, and keno games. Accel routinely meets with existing and potential manufacturers in the market to discuss performance, service trends, and feedback from licensed establishment partners and players. Accel purchases VGTs from certain suppliers under master purchase agreements and purchase orders. Under these master purchase agreements with certain suppliers, pricing is determined by purchase commitments made for delivery over defined periods. Accel generally pays its suppliers within 90 days after the date of invoice.
Accel also purchases redemption devices, amusement devices and stand-alone ATMs from reputable suppliers such as NRT, Touch Tunes, Arachnid, and Diamond.
Competition
Accel competes on the basis of the responsiveness of its services to players, and the popularity, content, features, quality, functionality, accuracy and reliability of its products. Accel generally does not consider pricing to be a factor in its VGT business as all minimum and maximum wagers are mandated by the IGB and all revenue splits with the licensed establishments are mandated by the IGB and by law. Accel believes most licensed establishments focus on player appeal, customer service and reputation when making their decisions to collaborate with terminal operators. In Illinois, Accel currently competes with 52 terminal operators that operate in 4,910 gaming establishments as of December 31, 2019. The top five terminal operators with which Accel principally competes are J&J Ventures Gaming, LLC, Gold Rush Amusements, Inc., Illinois Gaming Investors LLC, Gaming & Entertainment Management-Illinois LLC, and Illinois Gaming Systems, LLC. Together with Accel, they operate in more than 71% of all licensed establishments in Illinois, and the top 10 terminal operators in Illinois operate in approximately 85% of all licensed establishments. Accel currently operates VGTs and/or amusement devices in 32% of all establishments licensed to operate VGTs in Illinois.
Accel faces particularly robust competition from other forms of gaming. The distributed gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming. In addition, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings and could divert players from using Accel’s products in its licensed establishments. Even Internet wagering services that may be illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert players from visiting licensed establishment partners to play on Accel’s VGTs.
The availability of other forms of gaming could increase substantially in the future. Voters and state legislatures may seek to supplement traditional sources of tax revenue by authorizing or expanding gaming. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of more casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two Illinois airports, and sports betting at a variety of approved establishments throughout the state. In addition, jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Pennsylvania enacted legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. Established gaming jurisdictions could also award additional gaming licenses or permit the expansion or relocation of existing gaming operations, including VGTs. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions, both legal and illegal, could further compete with its VGTs.
In addition to competition from other forms of gaming and entertainment and the expansion thereof, Accel’s business faces significant competition from suppliers and other terminal operators, stand-alone ATMs, jukeboxes, dartboards, pool tables, pinball machines and related entertainment machines. Accel’s operations also face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
Intellectual property
Accel owns or has rights to use the trademarks, service marks or trade names that it uses or will use in conjunction with the operation of its business. In the highly competitive gaming industry, trademarks, service marks, trade names and logos are important to the success of its business.
As of December 31, 2019, Accel owned five registered trademarks and 91 registered domain names. Accel also relies on software or technologies that it licenses from third parties. These licenses may not continue to be available to Accel on commercially reasonable terms in the future and as a result, Accel may be required to obtain substitute software or technologies.
Seasonality
Accel’s results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at licensed establishment partners, and higher in cold weather between February and April, when players will typically spend more time indoors at licensed establishment partners. Holidays, vacation seasons and sporting events may also cause Accel’s results to fluctuate.
Employees
As of December 31, 2019, Accel employed approximately 730 people in Illinois. None of Accel’s employees are represented by a labor union or covered by a collective bargaining agreement. Accel believes its current staffing levels to be adequate for its needs and operations, and that relations with employees are generally good.
Available Information
Our principal executive offices are located at 140 Tower Drive, Burr Ridge, Illinois 60527, and our telephone number is (630) 972-2235. Our website is www.accelentertainment.com. The information contained on our website or that can be accessed through our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).
We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
Accel’s ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by Accel or its stakeholders in obtaining or maintaining required licenses or approvals.
Accel operates only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by federal, state, and local governments, which customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain gaming products and technologies must be certified or approved in certain jurisdictions in which Accel operates, and these regulatory requirements vary from jurisdiction to jurisdiction. The scope of the approvals required can be extensive. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits;

•	documentation of qualifications, including evidence of financial stability;

•	other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and

•	individual suitability of officers, directors, major equity holders, lenders, key employees and business partners.
Accel may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect its operations and ability to retain key employees. If Accel fails to obtain a license required in a particular jurisdiction for games and video gaming terminals (“VGTs”), hardware or software or have such license revoked, it will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by Accel to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if Accel’s license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, its ability to obtain or maintain a license in Pennsylvania may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and Accel fails to seek or does not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
While Accel has received a conditional terminal operator license from the PA Board, there can be no assurance that the final license will be obtained on terms necessary to achieve its objectives, or at all. While Accel does not expect that the composition of the PA Board will change prior to the next Pennsylvania gubernatorial election in 2022, there can be no assurances with respect thereto, and any changes in composition to the PA Board could alter existing interpretations or enforcement of the Pennsylvania Gaming Act, or otherwise affect the status of Accel’s pending final license before the PA Board. In Illinois, Accel was granted its original license to conduct business as a terminal operator of VGTs by the Illinois Gaming Board (the “IGB”) in 2012, and has most recently had its license renewed in April 2019, retroactive to March 2019 for a period of one year. Renewal is subject to, among other things, continued satisfaction of suitability requirements.
In addition to any licensing requirements, all of Accel’s licensed establishment partners are required to be licensed, and delays in or failure to obtain approvals of these licenses may adversely affect results of operations, cash flows and financial condition.

Accel and certain of its affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of equity securities), directors, officers and key employees are subject to extensive background investigations, personal and financial disclosure obligations and suitability standards in its businesses. Certain jurisdictions may require the same from Accel’s lenders or key business partners. The failure of these individuals and business entities to submit to such background checks and provide required disclosure, or delayed review or denial of application resulting from such submissions, could jeopardize Accel’s ability to obtain or maintain licensure in such jurisdictions. Any delay, difficulty, or failure by any of Accel’s major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact its licensure in other jurisdictions, which can ultimately negatively affect opportunities for growth. In addition, the failure of Accel’s officers, directors, key employees or business partners, equity holders, or lenders to obtain or maintain licenses in one or more jurisdictions may require Accel to modify or terminate its relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction. The licensing procedures and background investigations of the authorities that regulate Accel’s businesses may inhibit potential investors from becoming significant stockholders, inhibit existing stockholders from retaining or increasing their ownership, or inhibit existing stockholders from selling their shares to potential investors who are found unsuitable to hold Accel stock by gaming authorities or whose stock ownership may adversely affect Accel’s ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority.
If Accel fails to manage its growth effectively, Accel may be unable to execute its business plan or maintain high levels of service and customer satisfaction.
Accel has experienced, and expects to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on its management and its operational and financial resources. Since its inception, Accel has acquired 9 distributed gaming operators adding more than 930 licensed establishments to its portfolio of over 2,300 total licensed establishments as of December 31, 2019. Accel has also experienced significant growth in the number of licensed establishment partners and players, and in the amount of data that it supports. Additionally, Accel’s organizational structure will become more complex as it scales its operational, financial and management controls to support additional jurisdictions as well as its reporting systems and procedures.
To manage growth in operations and personnel, Accel will need to continue to grow and improve its operational, financial, and management controls and reporting systems and procedures. Accel may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining its culture, which has been central to growth so far. Accel’s expansion has placed, and expected future growth will continue to place, a significant strain on management, customer experience, data analytics, sales and marketing, administrative, financial, and other resources. If Accel fails to manage its anticipated growth and change in a manner consistent with its reputation, the quality of its services may suffer, which could negatively affect its brand and reputation and harm its ability to attract licensed establishment partners and players.
Accel’s success depends on its ability to offer new and innovative products and services that fulfill the needs of licensed establishment partners and create strong and sustained player appeal.
Accel’s success depends upon its ability to fulfill the needs of licensed establishment partners and players by offering new and innovative products and services on a timely basis. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. If Accel fails to accurately anticipate the needs of licensed establishments and player preferences, it could lose business to competitors, which would adversely affect Accel’s results of operations, cash flows and financial condition. Accel may not have the financial resources needed to introduce new products or services on a timely basis or at all.
Accel’s business depends on content for VGTs, stand-alone ATMs, redemption devices, and amusement devices that is developed by third-party suppliers. Accel believes that creative and appealing game content results in more players visiting its licensed establishment partners, which offers more revenue for licensed establishment partners and provides them with a competitive advantage, which in turn enhances Accel’s revenue and ability to attract new business and to retain existing business. The success of such content is dependent on these suppliers’ ability to anticipate changes in consumer tastes, preferences and requirements and deliver to Accel in sufficient quantities and on a timely basis a desirable, high-quality and price-competitive mix of products. Accel’s suppliers’ products may fail to meet the needs of licensed establishment partners due to changes in consumer preference or Accel’s suppliers may be unable to maintain a sufficient inventory to satisfy the requirements of licensed establishment partners. In addition, suppliers must obtain regulatory approvals for new products, and such approvals may be delayed or denied. Accordingly, Accel may not be able to sustain the success of its existing game content or effectively obtain from third parties products and services that will be widely accepted both by licensed establishment partners and players.
Accel’s suppliers may also increase their prices due to increasing demand for their products from Accel’s competitors. Further, because there exists a limited number of suppliers in the distributed gaming business, an increase in supplier pricing may limit Accel’s ability to seek alternate sources of gaming content and may result in increased operating expenses. See “— Accel is dependent on relationships with key manufacturers, developers and third parties to obtain VGTs, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms” for more information.
Accel is dependent on relationships with key manufacturers, developers and third parties to obtain VGTs, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms.
The supply of Accel’s VGTs, stand-alone ATMs, redemption devices and amusement devices depends upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Accel’s operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. Additionally, certain components of our VGTs are sourced from China, where outbreaks of the COVID-19 or other widespread public health problems have lead to quarantines, shutdowns, shipping or logistics changes, or other disruptions that could impair our ability to obtain VGTs and VGT components. Accel has achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, Accel is exposed to the credit and other risks of having a small number of key suppliers. While Accel makes every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, it cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues or other factors may result in Accel’s suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to Accel, or may force them to seek to renegotiate existing contracts.
Failure of key suppliers to meet their delivery commitments could result in Accel being in breach of and subsequently losing contracts with key licensed establishment partners. Although Accel believes it has alternative sources of supply for the equipment and other supplies used in its business, the limited number of suppliers in the distributed gaming business could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that it is party to with licensed establishment partners, increases in the prices it must pay for products or components, problems with product quality or components coming to the end of their life and other concerns. Accel may be unable to find adequate replacements for suppliers within a reasonable time frame, on favorable commercial terms or at all.
Certain of Accel’s products and services, including a Player Rewards Program that Accel intends to implement, include know-your-customer programs or technologies supplied by third parties. These programs and technologies could be an important aspect of products and services because they can confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of Accel’s products and services. In the event that these products and technologies are not made available to Accel on acceptable terms, or in the event that they are defective, Accel’s results of operations, cash flows and financial condition may be materially adversely affected.
Accel’s future results of operations may be negatively impacted by slow growth in demand for VGTs and by the slow growth of new gaming jurisdictions.
Slow growth or declines in the demand for VGTs could reduce the demand for Accel’s services and negatively impact results of operations, cash flows and financial condition. Moreover, even with the expansion of gaming into new jurisdictions, the opening of new licensed establishments and the addition of new VGTs and amusement machines in existing licensed establishments, demand for Accel’s services could decline due to the desires of licensed establishment partners, unfavorable economic conditions, failure to obtain regulatory approvals and the availability of financing. Accordingly, Accel may not be successful in placing additional VGTs or amusement machines with additional licensed establishments.
Accel depends heavily on its ability to win, maintain and renew contracts with licensed establishment partners, and it could lose substantial revenue if it is unable to renew certain of its contracts on substantially similar terms or at all.
Accel’s contracts with its licensed establishment partners generally contain initial multi-year terms. Contracts entered into prior to February 2018 typically contain automatic renewal provisions that provide the individual partner with an option to terminate within a specified time frame. As a result of the IGB rule changes, contracts entered into after February 2018 do not contain renewal provisions, automatic or otherwise. At the end of a contract term, licensed establishment partners may choose to extend their engagement by signing a new contract or may sign with a competitor terminal operator, in their sole discretion.
While Accel has historically experienced high rates of contract extension or renewal, these rule changes may lead to declines in contract extension or renewal. The termination, expiration or failure to renew one or more of its contracts with its licensed establishment partners could cause it to lose substantial revenue, which could have an adverse effect on its ability to win or renew other contracts or pursue growth initiatives.
In addition, Accel may not be able to obtain new or renewed contracts with licensed establishment partners that contain terms that are as favorable as Accel’s current terms in its current contracts, and any less favorable contract terms or diminution in scope could negatively impact Accel’s business.
Additionally, Accel’s revenue, business, result of operations, cash flows and financial condition could be negatively affected if its licensed establishment partners sell or merge themselves or their licensed establishments with other entities. Upon the sale or merger of such licensed establishments, Accel’s licensed establishment partners could choose to no longer partner with Accel and decide to contract with its competitors.
Outbreak of health epidemics such as the COVID-19 may adversely affect our business, results of operations and financial condition.
Any outbreaks of contagious diseases and other adverse public health developments in regions where we, our customers and suppliers operate or are considering operations could have a material and adverse effect on our business, results of operations and financial condition. For example, the recent outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in many regions of China and certain other countries, including the United States. COVID-19, or similar or related diseases, may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our suppliers’ supply to us, and demand for our customers’ products. The outbreak and any preventative or protective actions that governments or we may take in response to COVID-19 may result in a period of business disruption, reduced customer traffic and reduced operations.  While our business is typically from local patrons, any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect Accel’s business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause licensed establishment partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of licensed establishment partners to generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Accel’s revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at licensed establishment partners and may result in fewer players visiting licensed establishment partners, reduced play levels, and lower amounts spent per visit, adversely affecting Accel’s results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting licensed establishment partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, such as the COVID-19 outbreak, or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on Accel.
Accel’s revenue growth and future success depends on its ability to expand into new markets, including Pennsylvania, which may not occur as anticipated or at all.
Accel’s future success and growth depend in large part on the successful addition of new licensed establishments as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was recently granted a conditional license as a VGT terminal operator. These markets are new to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these new markets and where the appeal and success of VGTs and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its licensed establishment partners in order to execute this strategy. There can be no assurance that video gaming will have success with new licensed establishment partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania. In addition, it is possible that Accel will not be able to enter the Pennsylvania market at all, due to regulatory or other concerns. See “— Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs VGTs and amusement devices in licensed establishments solely in Illinois. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:

•	changes in local or regional economic conditions and unemployment rates;

•	changes in local and state laws and regulations, including gaming laws and regulations;

•	a decline in the number of residents in or near, or visitors to, licensed establishment partners;

•	changes in the local or regional competitive environment; and

•	adverse weather conditions and natural disasters (including weather or road conditions that limit access to licensed establishments).
Accel largely depends on local markets of licensed establishments for players. Local competitive risks and the failure of licensed establishment partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect Accel’s business. As a result of the geographic concentration of Accel’s businesses, it faces a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois is more severely impacted by any such adverse condition, as compared to other areas in the United States. If Accel is successful in expanding its operations into Pennsylvania or other gaming jurisdictions, it may face similar concentration risk there.

If Accel fails to offer a high-quality experience, its business and reputation may suffer.
Once Accel installs VGTs and amusement machines in licensed establishment partners, those licensed establishment partners rely on support from Accel to resolve any related issues. High-quality user and location education and customer service to the licensed establishments have been key to Accel’s brand and is important for the successful marketing and sale of its products and services and to increase the number of VGTs and amusement machines at licensed establishments. The importance of high-quality customer service to the licensed establishments will increase as Accel expands its business and pursues new licensed establishment partners and potentially expands into new jurisdictions. For instance, if Accel does not help its licensed establishment partners quickly resolve issues, whether those issues are regulatory, technical, or data related, and provide an effective ongoing level of support, its ability to retain or renew contracts with its licensed establishment partners could suffer and its reputation with existing or potential licensed establishment partners may be harmed. In some cases, Accel depends on third parties to resolve such issues, the performance of which is out of Accel’s control. Further, Accel’s success is highly dependent on business reputation and positive recommendations from existing licensed establishment partners. Any failure to maintain high-quality levels of service, or a market perception that Accel does not maintain a high-quality service to licensed establishments, could harm its reputation, its ability to market to existing and prospective licensed establishment partners, and Accel’s results of operations, cash flows and financial condition.
In addition, as Accel continues to grow its operations and expand into additional jurisdictions, Accel needs to be able to provide efficient support that meets the needs of its licensed establishment partners. The number of licensed establishments with Accel’s products has grown significantly and that may place additional pressure on its support organization. As Accel’s base of licensed establishment partners continues to grow, it may need to increase the number of relationship managers, customer service and other personnel it employs to provide personalized account management, assistance to its licensed establishment partners in navigating regulatory applications and ongoing compliance concerns, and customer service, training, and revenue optimization. If Accel is not able to continue to provide high levels of customer service, its reputation, as well as Accel’s results of operations, cash flows and financial condition, could be harmed.
Accel’s revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand its sales force and increase the productivity of its sales force.
Most of Accel’s revenue has been attributable to the efforts of its sales force, which consists of both in-house personnel and independent agents. In order to increase Accel’s revenue and achieve and sustain profitability, Accel intends to increase the size of its sales force to generate additional revenue from new and existing licensed establishment partners.
Accel’s ability to achieve significant revenue growth will depend, in large part, on its success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Accel’s recent hires and planned hires may not become productive as quickly as expected and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, Accel’s revenue may not increase at anticipated levels and its ability to achieve long-term projections may be negatively impacted. In addition, as Accel continues to grow, a larger percentage of its sales force will be new to Accel and its business, which may adversely affect Accel’s sales if it cannot train its sales force quickly or effectively. Attrition rates may increase, and Accel may face integration challenges as it continues to seek to expand its sales force. Accel also believes that there is significant competition for sales personnel with the skills that it requires in the industries in which it operates, and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where it operates or plans to operate. If Accel is unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new licensed establishment partners or promoting activity within Accel’s existing licensed establishment partners, Accel’s business may be adversely affected.
Accel periodically changes and adjusts its sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect Accel’s rate of growth. In addition, any significant change to the way Accel structures the compensation of its sales organization may be disruptive and may affect revenue growth.

Accel’s inability to complete acquisitions and integrate acquired businesses successfully could limit its growth or disrupt its plans and operations.
Accel continues to pursue expansion and acquisition opportunities in gaming and related businesses. Accel’s ability to succeed in implementing its strategy will depend to some degree upon its ability to identify and complete commercially viable acquisitions. Accel may not be able to find acquisition opportunities on acceptable terms or at all, or obtain necessary financing or regulatory approvals to complete potential acquisitions.
Accel may not be able to successfully integrate any businesses that it acquires or do so within intended timeframes. Accel could face significant challenges in managing and integrating its acquisitions and combined operations, including acquired assets, operations and personnel. In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on Accel’s results of operations, cash flows and financial condition. Accel expects to incur incremental costs and capital expenditures related to its contemplated integration activities.
Acquisition transactions may disrupt Accel’s ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business or delay the achievement of strategic objectives. Accel’s business may be negatively impacted following the acquisitions if it is unable to effectively manage expanded operations.
Accel faces significant competition from other gaming and entertainment operations, and Accel’s success in part relies on maintaining Accel’s competitive advantages and market share in key markets.
Accel faces significant competition from suppliers and other operators of VGTs and dartboards, pool tables, pinball and other related non-gaming equipment at licensed establishment partners. Accel competes on the basis of the responsiveness of its services, and the popularity, content, features, quality, functionality, accuracy, reliability of its products. In order to remain competitive and maintain Accel’s existing market share, Accel must continuously offer popular, high-quality games in a timely manner and new services or enhancements to its existing services. These services or enhancements may not be well received by licensed establishment partners or consumers, even if well reviewed and of high quality. In addition, some of Accel’s current and future competitors may enjoy substantial competitive advantages over it, such as greater name recognition, longer operating histories, or greater financial, technical, and other resources. These companies may use these advantages to offer services that respond better to the needs of licensed establishment partners, spend more on advertising and brand marketing, expand their operations, or respond more quickly and effectively than Accel does or can to new or changing opportunities, technologies, standards, regulatory conditions or requirements, or player preferences. These competitors could use these advantages to capture additional market share to Accel’s detriment in key markets. Additionally, Accel could lose some or all of the competitive advantages that it currently enjoys over its current and potential competitors. Accel also faces high levels of competition related to newly legalized gaming jurisdictions and for openings of new or expanded licensed establishments. Accel’s success depends on its ability to successfully enter new markets and compete successfully for new business, which is not certain to occur. Any of these developments could have an adverse effect on Accel’s results of operations, cash flows and financial condition and could result in a loss of market share in key markets.
 Accel operates in the highly competitive gaming industry, and Accel’s success depends on its ability to effectively compete with numerous types of businesses in a rapidly evolving, and potentially expanding, gaming environment.
While Accel’s operations face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel, Accel faces particularly robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using Accel’s products in licensed establishment partners, and adversely affect its business. Even

Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting licensed establishment partners to play on Accel’s VGTs.
The availability of competing gaming activities could increase substantially in the future. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in Illinois, adjacent states or jurisdictions where Accel plans to operate in the future, such as Pennsylvania. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of multiple casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two airports and creating licensing criteria for those eligible to provide sports betting services. In addition, other jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. For example, Pennsylvania recently enacted legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs). See “— Accel’s revenue growth and future success depends on its ability to expand into new markets, including Pennsylvania, which may not occur as anticipated or at all” for more information. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions (both legal and illegal) could further compete with Accel’s VGTs, which could have an adverse impact on Accel’s results of operations, cash flows and financial condition.
The concentration and evolution of the VGT manufacturing industry could impose additional costs on Accel.
A majority of Accel’s revenue is attributable to VGTs and related systems supplied by it at licensed establishment partners. A substantial majority of the VGTs sold in the U.S. in recent years have been manufactured by a few select companies, and there has been extensive consolidation within the gaming equipment sector in recent years, including the acquisitions of Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries, Inc. by Scientific Games Corporation (“Scientific Games”) and International Game Technology PLC by GTECH S.p.A, respectively.
Consolidation may force Accel to enter into purchase arrangements for new VGTs that are more expensive to operate than its existing VGTs. If the newer VGTs do not result in sufficient incremental revenues to offset the potential increased investment and costs, it could damage Accel’s profitability. In the event that Accel loses a supplier, it may be unable to replace such supplier, and Accel’s remaining suppliers may increase fees and costs. See “— An increase in Accel’s borrowing costs would negatively affect its financial condition, cash flow and results of operations”.
Accel’s operations are largely dependent on the skill and experience of its management and key personnel. The loss of management and other key personnel could significantly harm Accel’s business, and it may not be able to effectively replace members of management who may leave Accel.
Accel’s success and competitive position are largely dependent upon, among other things, the efforts and skills of its senior executives and management team, including Andrew H. Rubenstein as the Chief Executive Officer and President, Karl Peterson as Chairman of the Board, Brian Carroll as Chief Financial Officer and Derek Harmer as Secretary. Although Accel has entered into employment agreements with senior executives and key personnel, there can be no assurance that these individuals will remain employed. If Accel loses the services of any members of its management team or other key personnel, its business may be significantly impaired.
Accel relies on assumptions and estimates to calculate certain key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business.
Accel regularly reviews metrics, including the number of players and other measures, to evaluate growth trends, measure performance and make strategic decisions. Additionally, Accel commits significant amounts of resources and employee time to understanding the inherent historical patterns of gaming results within individual licensed establishment partners. Accel uses this pattern recognition process to implement more optimal gaming layouts for licensed establishment partners, with the goal of generating increased gaming revenue.

Certain of Accel’s key metrics, including the average post-acquisition net video gaming revenue per VGT per day (“hold-per-day”) and a number of other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Scientific Games, a contractor of the IGB. Scientific Games and the IGB may calculate certain metrics differently, which could limit the comparability of Accel’s key metrics and those of its competitors, who may use a different methodology to calculate similar metrics. For example, the IGB calculates average hold-per-day and other metrics using the number of VGTs that are active at the end of a given month, while Scientific Games uses the number of VGTs that are active at least one day during a month. See “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While Accel believe these figures to be reasonable and that its reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should Accel decide to review these or other figures, it may discover material inaccuracies, including unexpected errors in its internal data that result from technical or other errors. If Accel determines that any of its metrics are not accurate, they may be required to revise or cease reporting such metrics and such changes may harm Accel’s reputation and business.
Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.
Accel is subject to the rules, regulations, and laws applicable to gaming, including, but not limited to, the Illinois Video Gaming Act and amendments thereto enacted by the Illinois state legislature (the “Illinois Gaming Act”), and the Pennsylvania Race Horse Development and Gaming Act and amendments thereto enacted by the Pennsylvania legislature (the “Pennsylvania Gaming Act”). These gaming laws and related regulations are administered by the IGB and Pennsylvania Gaming Control Board (the “PA Board”), respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:

•	adopt additional rules and regulations under the implementing statutes;

•	investigate violations of gaming regulations;

•	enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;

•	review the character and fitness of manufacturers, distributors and operators of gaming services and equipment and make determinations regarding their suitability or qualification for licensure;

•	review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions); and

•	establish and collect related fees and/or taxes.
Although Accel plans to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that Accel will do so, and that law enforcement or gaming regulatory authorities will not seek to restrict Accel’s business in their jurisdictions or institute enforcement proceedings if Accel is not compliant. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on its ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against Accel or seize certain assets if Accel violates gaming regulations. Accel’s reputation may also be damaged by any legal or regulatory investigation, regardless of whether Accel is ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Pennsylvania or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), certain jurisdictions may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at VGT manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, the Illinois legislature has recently approved a gaming expansion bill that, in addition to providing for an increased number of possible gaming venues, also increases Illinois state tax on gaming revenue. Additionally, membership changes within regulatory agencies could impact operations. The IGB in particular has experienced significant personnel changes since the commencement of Accel’s VGT operations in 2012. Changes in the composition of the IGB can impact current rules, regulations, policies, enforcement trends and overall agendas of the Board.
Accel is obligated to develop and maintain proper and effective internal control over financial reporting. Accel has identified three material weaknesses in its internal control over financial reporting and if remediation of these material weaknesses is not effective, or if Accel fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired and its reputation and business could be adversely affected. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
Accel is currently a public company and is required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on its Annual Report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause Accel to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our Class A-1 Shares.
The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as Accel is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. (the “Business Combination”), its independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by Accel’s auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require Accel to incur the expense of remediation.
In connection with the preparation of its consolidated financial statements for 2018, Accel identified a number of adjustments to its consolidated financial statements that resulted in a restatement of previously issued financial statements. These adjustments related to accounting for business acquisitions and subsequent accounting, accounting for route and customer acquisition costs and related liabilities, classification of items on the consolidated statements of stockholders’ equity and cash flows, accounting for income taxes, and other miscellaneous adjustments. Accel identified the cause of these adjustments was due to three material weaknesses in internal controls. A material weakness is a deficiency or combination of deficiencies in its internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to its consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
The following three material weaknesses in internal control over financial reporting were identified, which are not remediated as of December 31, 2019, or currently:

•A material weakness related to review of the consolidated financial statements and certain of the associated accounting analyses, journal entries and accounting reconciliations due, in part, to the lack of formally documented accounting policies and procedures, as well as headcount necessary to support consistent, timely and accurate financial reporting in accordance with U.S. GAAP;
•A material weakness in the design and implementation of internal controls relating to business combination accounting and route and customer acquisition cost accounting due to the absence of formalized internal controls surrounding the determination of the fair value for assets acquired and liabilities assumed in business combinations, the accounting for initial route and customer acquisition costs and the accounting for such assets; and
•A material weakness related to general information technology controls including the design and implementation of access and change management internal controls.
Accel has begun evaluating and implementing additional procedures in order to remediate these material weaknesses, however, it cannot assure you that these or other measures will fully remediate the material weaknesses in a timely manner. As part of the remediation plan to address the material weakness identified above, Accel has hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company. Accel has hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. In addition, Accel has begun to implement more formal accounting policies and procedures to support timely and accurate financial reporting in accordance with GAAP. Accel will continue to assess the adequacy of its accounting and finance personnel and resources, and will add additional personnel, as well as adjust its resources, as necessary, commensurate with any increase in the size and complexity of its business. Accel also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. If Accel is unable to remediate these material weaknesses, or otherwise maintain effective internal control over financial reporting, it may not be able to report its financial results accurately, prevent fraud or file its periodic reports in a timely manner. If Accel’s remediation of these material weaknesses is not effective, if Accel’s independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control or if it experiences additional material weaknesses or otherwise fails to maintain an effective system of internal controls in the future, it may not be able to accurately or timely report its financial condition or results of operations, which may cause Accel to become subject to investigation or sanctions by the SEC or adversely affect investor confidence in Accel and, as a result, the value of our Class A-1 Shares. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future. In addition, if Accel is unable to continue to meet its financial reporting obligations following the consummation of the Business Combination, it may not be able to remain listed on the NYSE.
Accel may be liable for product defects or other claims relating to its products that it provides to its licensed establishment partners.
The products that Accel provides to its licensed establishment partners could be defective, fail to perform as designed or otherwise cause harm to players or licensed establishment partners. If any of the products Accel provides are defective, Accel may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect profitability. In the event of any repair or recall, Accel could be dependent on the services, responsiveness or product stock of key suppliers, and any delay in their ability to resupply or assist in servicing key products could affect its ability to maintain the VGTs in licensed establishment partners. Any problem with the performance of Accel’s products could harm its reputation, which could result in a loss of existing or potential licensed establishments and players. In addition, the occurrence of errors in, or fraudulent manipulation of, Accel’s products or software may give rise to claims by licensed establishment partners or by players, including claims by licensed establishment partners for lost revenues and related litigation that could result in significant liability. Any claims brought against Accel by licensed establishment partners or players may result in the diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for products or services, or injury to reputation. Accel’s insurance or recourse against other parties may not sufficiently cover a judgment against it or a settlement payment, and any insurance payment is subject to customary deductibles, limits and exclusions. In addition, a judgment against Accel or a settlement could make it difficult for it to obtain insurance in the coverage amounts necessary to adequately insure its businesses, or at all, and could materially increase insurance premiums and deductibles. Software bugs or malfunctions, errors in distribution or installation of Accel’s software, failure of products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject Accel to investigation or other action by gaming regulatory authorities, including fines.
Litigation may adversely affect Accel’s business, results of operations, cash flows and financial condition.
Accel may become subject to litigation claims in the operation of its business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to contracts, licenses and strategic investments. Accel may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that may be decided against Accel could result in significant monetary damages or injunctive relief that could adversely affect Accel’s ability to conduct business, its results of operations, cash flows and financial condition. See “Business — Legal Proceedings” for more information.
Accel’s results of operations, cash flows and financial condition could be affected by natural events in the locations in which it or its licensed establishment partners, suppliers or regulators operate.
Accel may be impacted by severe weather and other geological events, including hurricanes, tornados, earthquakes, floods or tsunamis that could disrupt operations or the operations of its licensed establishment partners, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of Accel’s facilities or suppliers’ facilities may impair or delay the operation, development, provisions or delivery of its products and services. Additionally, disruptions experienced by Accel’s regulators due to natural disasters or otherwise could delay the introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While Accel insures against certain business interruption risks, there can be no assurance that such insurance will adequately compensate for any losses incurred as a result of natural or other disasters. Any serious disruption to Accel’s operations, or those of its licensed establishment partners, suppliers, data service providers, or regulators, could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
If Accel’s estimates or judgments relating to critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, its operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Accel bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, as provided in “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing consolidated financial statements include among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Accel’s operating results may be adversely affected if assumptions change or if actual circumstances differ from assumed circumstances, which could cause its operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of its common stock.
Additionally, Accel regularly monitors compliance with applicable financial reporting standards and reviews relevant new accounting pronouncements and drafts thereof. As a result of new standards, changes to existing standards, and changes in interpretation, Accel may be required to change accounting policies, alter operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or it may be required to restate published financial statements. Such changes to existing standards or changes in their interpretation may cause an adverse deviation from Accel’s revenue and operating profit target, which may negatively impact results of operations, cash flows and financial condition.

Accel may not have adequate insurance for potential liabilities.
In the ordinary course of business, Accel has, and in the future may become the subject of, various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters. Accel maintains insurance to cover these and other potential losses, and is subject to various self-retentions, deductibles and caps under its insurance. Accel faces the following risks with respect to insurance coverage:

•	Accel may not be able to continue to obtain insurance on commercially reasonable terms;

•	Accel may incur losses from interruptions of business that exceed insurance coverage;

•	Accel may be faced with types of liabilities that will not be covered by insurance;

•	Accel’s insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed policy limits.
Even a partially uninsured claim, if successful and of significant size, could have an adverse effect on Accel’s results of operations, cash flows and financial condition. Even in cases where Accel maintains insurance coverage, its insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.
Accel’s business depends on the protection of intellectual property and proprietary information.
Accel believes that its success depends, in part, on protecting its intellectual property. Accel’s intellectual property includes certain trademarks and copyrights relating to its products and services, and proprietary or confidential information that is not subject to patent or similar protection. As of December 31, 2019, Accel owned five registered trademarks and 91 registered domain names. Accel’s success may depend, in part, on its ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which it markets products and to obtain copyright and patent protection for proprietary technologies, designs, software and innovations. There can be no assurance that Accel will be able to build and maintain consumer value in its trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide competitive advantages.
Accel’s intellectual property protects the integrity of its systems, products and services. Competitors may independently offer similar or superior products, software or systems, which could negatively impact results of operations, cash flows and financial condition. In cases where Accel’s technology or product is not protected by enforceable intellectual property rights, such independent development may result in a significant diminution in the value of such technology or product.
Accel also relies on trade secrets and proprietary knowledge and enters into confidentiality agreements with employees and independent contractors regarding trade secrets and proprietary information, however, there can be no assurance that the obligation to maintain the confidentiality of trade secrets and proprietary information will be honored.
Accel may, in the future, make claims of infringement, invalidity or enforceability against third parties. This could:

•	cause Accel to incur greater costs and expenses in the protection of intellectual property;

•	potentially negatively impact its intellectual property rights;

•	cause one or more of its patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; or

•	divert management’s attention and resources.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of operations.
There is significant debate over, and opposition to, the gaming industry. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Such opposition could also lead these jurisdictions to adopt legislation or impose a regulatory framework to govern gaming that restricts Accel’s ability to advertise games or substantially increases costs to comply with these regulations. Accel continues to devote significant attention to monitoring these developments, however, Accel cannot accurately predict the likelihood, timing, scope or terms of any state or federal legislation or regulation relating to its business. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
For example, the Illinois legislature approved a gaming expansion bill in June 2019 that, in addition to providing for an increased number of possible gaming venues, also increased Illinois state tax on gaming revenue. Any tax increase by the state of Illinois, whether levied on licensed establishments or Accel, could have an adverse effect on Accel’s results of operations, cash flows and financial condition. Current and future appointees to the IGB may enact, change or rescind other rules and regulations in a way that negatively affects business.
Accel may not be able to capitalize on the expansion of gaming or other trends and changes in the gaming industries, including due to laws and regulations governing these industries, and other factors.
Accel participates in new and evolving aspects of the gaming industries. These industries involve significant risks and uncertainties, including legal, business and financial risks. The fast-changing environment in these industries can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at Accel’s expense. Consequently, future results of operations, cash flows and financial condition are difficult to predict and may not grow at expected rates.
Part of Accel’s strategy is to take advantage of the liberalization of regulations covering these industries on a municipality and state basis, which can be a protracted process. To varying degrees, governments have taken steps to change the regulation of VGTs through the implementation of new or revised licensing and taxation regimes. For example, in addition to the State-issued gaming licenses, gaming licenses are also governed on a municipality-level in Illinois. While Accel has contracted for exclusive rights to operate in licensed establishments in over 600 different municipalities in Illinois, all of which have no prohibition or restriction with respect to gaming, there are many other municipalities that have “opt out” or “anti-gambling” ordinances which prohibit a range of activities characterized from “devices of chance” to “any gambling”. While a number of these municipalities have removed the ordinance or introduced an amendment to permit gaming activities germane to Accel’s business, they or other municipalities may choose to prohibit or limit gambling in the future. Additionally, Pennsylvania currently only permits the operation of VGTs at truck stops. While there are currently efforts to permit the expansion of VGTs into additional types of establishments, there can be no assurance that such efforts will succeed. Accel cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or local laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder its strategy.
Accel’s success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose Accel to liability, which could cause Accel’s business and reputation to suffer.
Accel believes that success depends, in large part, on providing secure products, services and systems to licensed establishments and players, and on the ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of products and services. Accel’s business sometimes involves the storage, processing and transmission of proprietary, confidential and personal information, and any future player program it may institute will also involve such information. Accel also maintains certain other proprietary and confidential information relating to its business and personal information of its personnel. All of Accel’s products, services and systems are designed with security features to prevent fraudulent activity. Despite these security measures, Accel’s products, services and systems may be vulnerable to attacks by licensed establishment partners, players, retailers, vendors or employees, or breaches due to cyber-attacks, viruses, malicious software, computer hacking, security breaches or other disruptions. Expanded use of the Internet and other interactive technologies may result in increased security risks for Accel and its licensed establishment partners because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target and Accel may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, hackers and data thieves are becoming increasingly sophisticated and could operate large-scale and complex automated attacks. Any security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of certain data, the loss, corruption or alteration of this data, interruptions in operations or damage to computers or systems or those of certain players or third-party platforms. Any of these incidents could expose Accel to claims, litigation, fines and potential liability. Accel’s ability to prevent anomalies and monitor and ensure the quality and integrity of its products and services is periodically reviewed and enhanced, and Accel regularly assesses the adequacy of security systems, including the security of its games and software, to protect against any material loss to licensed establishment partners and players, as well as the integrity of its products and services and its games. However, these measures may not be sufficient to prevent future attacks, breaches or disruptions.
There is a risk that Accel’s products, services or systems may be used to defraud, launder money or engage in other illegal activities at licensed establishments. Accel’s gaming machines have also experienced anomalies in the past. Games and gaming machines may be replaced by Accel and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, Accel’s gaming machines or other products and services, may give rise to claims from players or licensed establishment partners, may lead to claims for lost revenue and profits and related litigation by licensed establishment partners and may subject Accel to investigation or other action by regulatory authorities, including suspension or revocation of licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with Accel’s products and services, substantial resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of strategic objectives.
Further, third party hosted solution providers that provide services to Accel, such as Rackspace or Salesforce, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.
Accel’s level of indebtedness could adversely affect results of operations, cash flows and financial condition.
As of December 31, 2019, Accel had total indebtedness of $358.5 million, all of which was borrowed under its current credit agreement. As of December 31, 2019, there remained approximately $106.5 million of availability under its credit agreement.
Accel’s level of indebtedness could affect its ability to obtain financing or refinance existing indebtedness; require Accel to dedicate a significant portion of its cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes, increase its vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates or in pursuing its strategic objectives. In addition, Accel is exposed to the risk of higher interest rates as a significant portion of its borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations would increase even if the amount borrowed remained the same, and results of operations, cash flows and financial condition could be negatively impacted. All of these factors could place Accel at a competitive disadvantage compared to competitors that may have less debt.
An increase in Accel’s borrowing costs could negatively affect its financial condition, cash flow and results of operations.
Certain of Accel’s VGTs and amusement machines acquisitions are financed using revolving credit facilities and bank loans. Accel’s financing agreements include variable interest rates and regular required interest, fee and amortization payments. If Accel is unable to generate sufficient revenue to offset the required payments, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition. In addition, Accel is not currently involved in any interest rate hedging activities. Any such hedging activities could require Accel to incur additional costs, and there can be no assurance that Accel would be able to successfully protect itself from any or all negative interest rate fluctuations at a reasonable cost.
Accel may not have sufficient cash flows from operating activities, cash on hand and available borrowings under its credit agreement to finance required capital expenditures under new contracts and meet other cash needs.
Accel’s business generally requires significant upfront capital expenditures for VGTs and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a gaming or amusement contract, Accel may provide new equipment or impose new service requirements at a licensed establishment, which may require additional capital expenditures in order to enter into or retain the contract. Historically, Accel has funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the Credit Agreement.

In addition, since Accel is not paid for expenses and services, Accel may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Accel’s ability to generate revenue and to continue to procure new contracts will depend on, among other things, its then present liquidity levels or its ability to obtain additional financing on commercially reasonable terms.
If Accel does not have adequate liquidity or is unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, it may not be able to pursue certain contracts, which could result in the loss of business or restrict the ability to grow. Moreover, Accel may not realize the return on investment that it anticipates on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. Accel may not have adequate liquidity to pursue other aspects of its strategy, including bringing products and services to new licensed establishment partners or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event Accel pursues significant acquisitions or other expansion opportunities, conducts significant repurchases of outstanding securities, or refinances or repays existing debt, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under its existing financing arrangements, which sources of funds may not necessarily be available on acceptable terms, if at all.
Accel may not have sufficient cash flows from operating activities to service all of its indebtedness and other obligations, and may be forced to take other actions to satisfy obligations, which may not be successful.
Accel’s ability to make payments on and to refinance indebtedness and other obligations depends on its results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Accel may not be able to maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on its indebtedness and other obligations.
Accel is required to make scheduled payments of principal in respect of the term loans under the Credit Agreement. Accel may also, from time to time, repurchase, or otherwise retire or refinance debt, through subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If Accel needs to refinance all or part of its indebtedness at or before maturity, there can be no assurance that Accel will be able to obtain new financing or to refinance any of its indebtedness on commercially reasonable terms or at all.
Accel’s lenders, including the lenders participating in its delayed draw and/or revolving credit facilities under the Credit Agreement, may become insolvent or tighten their lending standards, which could make it more difficult for Accel to borrow under its delayed draw and/or revolving credit facilities or to obtain other financing on favorable terms or at all. Accel’s results of operations, cash flows and financial condition could be adversely affected if Accel is unable to draw funds under its delayed draw and/or revolving credit facilities because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under the delayed draw and/or revolving credit facilities (or its participation in letters of credit) could limit Accel’s liquidity to the extent of the defaulting lender’s commitment. If Accel is unable to generate sufficient cash flow in the future to meet commitments, it may be required to adopt one or more alternatives, such as refinancing or restructuring indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. In addition, borrowings under Accel’s existing revolving credit facilities may be subject to capacity under an available borrowing base.
Agreements governing Accel’s indebtedness impose certain restrictions that may affect the ability to operate its business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of indebtedness and require Accel to make payments on indebtedness. Were this to occur, Accel would not have sufficient cash to pay accelerated indebtedness.
Agreements governing Accel’s indebtedness impose, and future financing agreements are likely to impose, operating and financial restrictions on activities that may adversely affect its ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require Accel to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, Accel’s credit facilities restrict its ability to, among other things:

•	incur or guarantee additional indebtedness;

•	make loans to others;

•	make investments;

•	merge or consolidate with another entity;

•	make dividends and certain other payments, including payment of junior debt;

•	create liens that secure indebtedness and guarantees thereof;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	change the nature of Accel's business;

•	enter into certain burdensome agreements;

•	make certain accounting changes; and

•	in the case of Accel Entertainment, Inc., change its passive holding company status.
In addition, the Credit Agreement contains financial covenants that require Accel to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of (i) (A) consolidated EBITDA minus (B) the sum of (i) cash taxes, (ii) 3.00% of consolidated revenue, (iii) operator earnout payments and (iv) regularly scheduled dividend payments that are financed with internally generated cash flow to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after November 20, 2019 and determined on the basis of the four most recently ended fiscal quarters of Accel for which financial statements have been or are required to have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights. If an event of default (as such term is defined in the Credit Agreement) occurs, the administrative agent on behalf of the lenders would be entitled to take various actions under certain circumstances, including the acceleration of amounts due under the Credit Agreement, termination of the lenders’ commitments thereunder, foreclosure on collateral, and all other remedial actions available to a secured creditor. The failure to pay certain amounts owing under the Credit Agreement may result in an increase in the interest rate applicable thereto. Cross-default provisions may also be triggered. Under these circumstances, Accel might not have, or be able to obtain, sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on Accel’s ability to incur additional debt, cause subsidiaries to guarantee certain debt, pay dividends or make other distributions, or take other actions might significantly impair its ability to obtain other financing.
There can be no assurance that Accel will be granted waivers or amendments to these agreements if for any reason it is unable to comply with these obligations or that it will be able to refinance its debt on terms acceptable or at all.
TPG Global, LLC, or TPG, Clairvest Group Inc., or Clairvest, and members of the Rubenstein Family own a significant portion of common stock and have representation on the Company Board. TPG and Clairvest, through their respective affiliates, and members of the Rubenstein Family may have interests that differ from those of other stockholders.
As of December 31, 2019, approximately 9.92% of Class A-1 Shares were beneficially owned by Karl Peterson, TPG Pace Governance, LLC and TPG Pace II Sponsor Successor, LLC and approximately 21.19% of Class A-1 Shares were beneficially owned by affiliates of Clairvest. Following the consummation of the Business Combination, (i) three directors were jointly nominated by TPG Pace Holdings Corp. (its historical operations prior to the consummation of the Business Combination referred to herein as “Pace”), an affiliate of TPG, the sellers and the shareholder representatives (as defined in the Transaction Agreement, dated as of June 13, 2019 (as amended on July 22, 2019 and October 3, 2019), by and among Pace, each of David W. Ruttenberg and John S. Bakalar (as successors to Gordon Rubenstein) in their capacity as representatives of the shareholders of Accel, and the shareholders of Accel party thereto (the “Transaction Agreement”)) to serve on Accel’s Board, (ii) another two directors were jointly nominated by Pace, an affiliate of TPG and the shareholder representatives and (iii) one director was jointly nominated by TPG and Clairvest. While Accel’s subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, TPG and Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to the Company’s directors’ obligation to act in the interest of all of the Company’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as TPG and Clairvest continue to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with TPG and Clairvest are members of the Company Board and/or any committees thereof, TPG and Clairvest may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. TPG’s and Clairvest influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of Class A-1 Shares to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 Shares. Additionally, TPG and Clairvest and their respective affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Accel or that supply Accel with goods and services. TPG, Clairvest, or their respective affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Accel’s business, and as a result those acquisition opportunities may not be available to Accel. Prospective investors should consider that the interests of TPG and Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2019, approximately 10.64% of Class A-1 Shares were beneficially owned by Mr. A. Rubenstein, approximately 3.83% of Class A-1 Shares were be beneficially owned by his brother, Mr. G. Rubenstein, and Mr. A. Rubenstein, together with Mr. G. Rubenstein and their father, Mr. Jeffrey Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 18.39% of Class A-1 Shares. Although each of Mr. A. Rubenstein, Mr. G. Rubenstein, and Mr. J. Rubenstein each disclaim legal or beneficial ownership of any Class A-1 Shares owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. A. Rubenstein and Mr. G. Rubenstein are members of the Company Board. As a result, the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to significantly influence the outcome of matters submitted for director action, subject to Accel’s director's obligation to act in the interest of all of Accel’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Company Board and/or any committees thereof, and the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. The Rubenstein Family, including Mr. A. Rubenstein’s and Mr. G. Rubenstein’s influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 Shares to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 Shares. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding Class A-1 Shares immediately following the closing of the stock purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Company Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with such stockholder are members of the Company Board and/or any committees thereof, such major stockholder may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. This influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 Shares to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 Shares.

Holders of Common Stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own Common Stock.
Holders of Common Stock are subject to certain gaming regulations. In Illinois, Pennsylvania and other regulated gaming jurisdictions, gaming laws can require any holder of Common Stock to be disclosed, file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming laws in Illinois, Pennsylvania and other regulated gaming jurisdictions also require any person who acquires beneficial ownership of more than 5% of voting securities of a gaming company to notify the gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own Common Stock.
Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. For any cause deemed reasonable by the gaming authorities, subject to certain administrative proceeding requirements, gaming regulators in Illinois, Pennsylvania or elsewhere would have the authority to (i) deny any application; (ii) limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval, including revoking any licenses held by Accel to conduct business in the state or (iii) fine any person licensed, registered, or found suitable or approved. Any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold, directly or indirectly, the beneficial ownership of any voting security or beneficial or record ownership of any non-voting security or any debt security of any public corporation that is registered with the gaming authority beyond the time prescribed by the gaming authority. A finding of unsuitability by a particular gaming authority in Illinois, Pennsylvania or elsewhere will impact that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.
Accel is a holding company and depends on the ability of Accel’s subsidiaries to pay dividends.
Accel has never declared or paid any cash dividends, nor does Accel intend to pay cash dividends. Accel is a holding company without any direct operations and will have no significant assets other than Accel’s ownership interest in its subsidiaries. Accordingly, Accel’s ability to pay dividends will depend upon the financial condition, liquidity and results of operations of, and Accel’s receipt of dividends, loans or other funds from, its subsidiaries. Accel’s subsidiaries are separate and distinct legal entities and have no obligation to make funds available to Accel. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which Accel’s subsidiaries may pay dividends, make loans or otherwise provide funds to Accel. For example, the ability of Accel’s subsidiaries to make distributions, loans and other payments to it for the purposes described above and for any other purpose will be limited by the terms of the Credit Agreement.
The market price and trading volume of Class A-1 Shares may be volatile and could decline significantly.
The stock markets, including the NYSE have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Class A-1 Shares, the market price of Class A-1 Shares may be volatile and could decline significantly. In addition, the trading volume in Class A-1 Shares may fluctuate and cause significant price variations to occur. If the market price of Class A-1 Shares declines significantly, you may be unable to resell your shares at or above the market price of Class A-1 Shares as of the date hereof. Accel cannot assure you that the market price of Class A-1 Shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•actual or anticipated differences in Accel’s estimates, or in the estimates of analysts, for Accel’s revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of the NYSE;

•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•changes to gaming laws, regulations or enforcement policies of applicable gaming authorities;

•	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of Accel’s capital stock;
•publication of research reports about Accel, its licensed establishments or the video gaming terminal industry generally;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving Accel;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems; and
•changes in accounting principles, policies and guidelines.
 In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert Accel’s management’s attention and resources, which could have a material adverse effect on Accel.
If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about Accel, our share price and trading volume could decline significantly.
The market for our Class A-1 shares will depend in part on the research and reports that securities or industry analysts publish about Accel or its business. If one or more of the analysts who cover Accel downgrade their opinions about Class A-1 shares, publish inaccurate or unfavorable research about Accel, or cease publishing about it regularly, demand for Class A-1 shares could decrease, which might cause our share price and trading volume to decline significantly.
Future issuances of debt securities and equity securities may adversely affect Accel, including the market price of its securities and may be dilutive to existing stockholders.
In the future, Accel may incur debt or issue equity ranking senior to its securities. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting Accel’s operating flexibility. Additionally, any convertible or exchangeable securities that Accel issues in the future may have rights, preferences and privileges more favorable than those of Accel’s securities. Because Accel’s decision to issue debt or equity in the future will depend on market conditions and other factors beyond its control, Accel cannot predict or estimate the amount, timing, nature or success of future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Accel’s securities and be dilutive to existing stockholders.
 The NYSE may delist Accel’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Accel to additional trading restrictions.
Accel's Class A-1 shares and warrants are listed on the NYSE. There is no guarantee that these securities will remain listed on the NYSE. Although Accel currently meet the minimum initial listing standards set forth in the NYSE listing standards, there can be no assurance that these securities will continue to be listed on the NYSE in the future. In order to continue listing Accel’s securities on the NYSE, Accel must maintain certain financial, distribution and share price levels. For instance, Accel must maintain a minimum number of holders of the Class A-1 shares (300 public stockholders). On October 3, 2018, Pace received written notice from the NYSE that a NYSE Regulation review of the then-current distribution of Class A Ordinary Shares of Pace showed that Pace had fewer than 300 public shareholders and were therefore non-compliant with the relevant section of the NYSE Listed Company Manual. In accordance with the procedures set forth in the NYSE Listed Company Manual, Pace submitted a business plan demonstrating how Pace expected to return to compliance with the minimum public stockholders’ requirement within 18 months. In July 2019, Pace received a letter from the NYSE certifying its compliance. Additionally, in connection with the Business Combination, Pace was required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of Accel’s securities on the NYSE. For instance, the Class A-1 shares were required to be at least $4.00 per share, upon consummation of the Business Combination, and Pace was required to maintain a minimum of 400 round lot holders, on the date of the consummation of the Business Combination.
If the NYSE delists Accel’s securities from trading on its exchange and Accel is not able to list Accel’s securities on another national securities exchange, Accel expects its securities could be quoted on an over-the-counter market. If this were to occur, Accel could face significant material adverse consequences, including:
•a limited availability of market quotations for the Class A-1 shares;
•reduced liquidity for Class A-1 shares;
•a determination that Class A-1 shares are a “penny stock” which will require brokers trading in Class A-1 shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Accel’s securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
 The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Class A-1 shares and Accel warrants are listed on the NYSE, and, as a result, are covered securities. Although the states are preempted from regulating the sale of Accel’s securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If Accel were no longer listed on the NYSE, its securities would not be covered securities and Accel would be subject to regulation in each state in which Accel offers its securities.
Accel is an “emerging growth company,” and Accel cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make its securities less attractive to investors, which could have a material and adverse effect on Accel, including its growth prospects.
Accel is an “emerging growth company” as defined in the JOBS Act. Accel will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, the fifth anniversary of the IPO of Pace, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of Class A-1 Shares that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accel intends to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that Accel’s independent registered public accounting firm provide an attestation report on the effectiveness of Accel’s internal control over financial reporting and reduced disclosure obligations regarding executive compensation in Accel’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. Accel has not chosen to “opt out” of this extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Accel, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Accel’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Accel cannot predict if investors will find its securities less attractive because it intends to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find Accel securities less attractive as a result, there may be a less active, liquid and/or orderly trading market for Accel’s securities and the market price and trading volume of its securities may be more volatile and decline significantly.
Provisions in Accel’s Charter designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain times of actions and proceedings that may be initiated by Accel’s stockholders, which could limit the ability of Accel’s stockholders to obtain a favorable judicial forum for disputes with Accel or with its directors, officers or employees and may discourage stockholders from bringing such claims.
The Charter provides that, to the fullest extent permitted by law, unless Accel consents to the selection of an alternative forum, and subject to the Court of Chancery of the State of Delaware having personal jurisdiction over the parties named as defendants therein, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of Accel;
•any action asserting a claim of breach of a fiduciary duty owed by any of Accel’s directors or officers to Accel or its stockholders, creditors or other constituents;
•any action asserting a claim against Accel or any of its directors or officers arising pursuant to any provision of the DGCL, Accel's charter or the bylaws (as either may be amended and/or restated from time to time); or
•any action asserting a claim against Accel that is governed by the internal affairs doctrine.
 This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Accel or any of its directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived Accel’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, this provision could apply to Securities Act claims, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. If a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, Accel may incur additional costs associated with resolving such action in other jurisdictions, which could harm Accel’s business, results of operations and financial condition.
Resales of the securities, or issuances of Class A-1 shares following the exercise of Accel warrants and distribution thereof, could depress the market price of Accel’s Class A-1 shares and/or Accel warrants.
There may be a large number of Accel’s securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of Accel’s securities.
All of the Class A-1 shares (including Class A-1 shares issuable upon exercise of Accel warrants and Class A-1 shares issuable upon exchange of Class A-2 shares) and Accel warrants held by certain significant holders, which represent an aggregate of 81,087,005 Class A-1 shares and 7,114,538 Accel warrants, respectively, are expected to be registered under the Securities Act.
Pursuant to the registration rights agreement entered into by such holders in connection with the Business Combination, the registrable shares held by the Pace Sponsor Members and the Initial Holders (each as defined therein) are not be transferable, assignable or salable until the earlier of (1) November 20, 2020 (one year after the completion of the Business Combination), (2)

the date on which Accel consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after a business combination that results in all of Accel’s stockholders having the right to exchange their Class A-1 Common Stock for cash, securities or other property, and (3) the date on which the last sale price of the Class A-1 Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days following the Business Combination.
Also pursuant to the registration rights agreement, the registrable shares held by the sellers named as “Major Accel Stockholders” therein (equivalent to 40,080,802 Class A-1 shares and 2,225,649 Accel warrants) will not be transferable, assignable or salable until May 18, 2020 (180 calendar days after the completion of the Business Combination).
Each registration rights holder (as defined in the registration rights agreement) has agreed not to effect any sale or distribution of its registrable shares if such sale or distribution would, or would reasonably be expected to, constitute or result in a “change of control” or similar event under Accel or its subsidiaries’ credit facilities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own our 58,000 sq. ft. corporate headquarters in Burr Ridge, Illinois. This facility houses service, support and sales functions for the Chicagoland region. It also houses the executive management team, as well as several other business units and shared services such as compliance, human resources, information technology, security, fleet, finance/accounting, data digital, sales, service, amusements, and marketing and service units. The facility supports Accel’s 24/7 Service Solutions Call Center, as well as onsite route management and collection processing. This facility also contains Accel’s largest warehouse, from which equipment installations, preparation, programming, and repairs occur, as well as VGT quality assurance processes and general storage. In this facility there is an IGB-approved secured storage site for sensitive video gaming equipment and materials.
We also own facilities in Peoria, Springfield, Glen Carbon and Rockford, all of which are located in Illinois, that support our operations.
We also lease an additional 14 locations throughout Illinois that are used to support our operations and provide warehousing for our equipment.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or leasing additional space as needed to accommodate our growth.
ITEM 3. LEGAL PROCEEDINGS
Lawsuits and claims are filed against Accel from time to time in the ordinary course of business, including related to employment agreements and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters are not expected to have a material adverse effect on our financial position or results of operations.
Accel has been involved in a series of related litigated matters stemming from claims that Accel wrongly contracted with 10 different licensed establishments (the “Defendant Establishments”) in 2012 in violation of the contractual rights held by J&J Ventures Gaming, LLC (“J&J”), as further described below.
On August 21, 2012, one of Accel’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate VGTs within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, Accel agreed to pay him for each licensed establishment which decided to enter into exclusive location agreements with Accel. In late August and early September 2012, each of the Defendant Establishments signed separate location agreements with Accel, purporting to grant it the exclusive right to operate VGTs in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the IGB.
Action Gaming, J&J, and other parties, collectively, the Plaintiffs, filed a complaint against Accel, Rowell, and other parties in the Circuit Court of Cook County (the “Circuit Court”), on August 31, 2012, as amended on November 1, 2012, December 19, 2012, and October 3, 2013, alleging, among other things, that Accel aided and abetted Rowell in breaches of his fiduciary duties and contractual obligations with Action Gaming and tortiously interfered with Action Gaming’s contracts with Rowell and agreements assigned to J&J. The complaint seeks damages and injunctive and equitable relief. On January 24, 2018, Accel filed a motion to dismiss for lack of subject matter jurisdiction, as further described below. On May 14, 2018, the Circuit Court denied Accel’s motion to dismiss and granted a stay to the case, pending a ruling from the IGB on the validity of the J&J Assigned Agreements.
From 2013 to 2015, the Plaintiffs filed additional claims, including J&J Ventures Gaming, LLC et al. v. Wild, Inc. (“Wild”), in various circuit courts seeking declaratory judgements with a number of establishments, including each of the Defendant Establishments, requesting declarations that, among other things, J&J held the exclusive right to operate VGTs at each of the Defendant Establishments as a result of the J&J Assigned Agreements. Accel was granted leave to intervene in all of the declaratory judgements. The circuit courts found that the J&J Assigned Agreements were valid because each of the underlying location agreements were between an unlicensed establishment and an unlicensed terminal operator, and therefore did not constitute use agreements that were otherwise precluded from assignment under the IGB’s regulations. Upon Accel’s appeal, the Illinois Appellate Court, Fifth District (the “District Court”), vacated the circuit courts’ judgements and dismissed the appeals, holding that the IGB had exclusive jurisdiction over the matter that formed the basis of the parties’ claims, and declined to consider the merits of the parties’ disputes. On September 22, 2016, and after the IGB intervened, the Supreme Court of Illinois issued a judgment in Wild, affirming the District Court’s decision vacating the circuit courts’ judgments for lack of subject matter jurisdiction and dismissing the appeals, determining that the IGB has exclusive jurisdiction to decide the validity and enforceability of VGT use agreements.
Between May 2017 and September 2017, both Accel and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions have been fully briefed and remain pending. There is no indication as to when the IGB will rule on the petitions. Accel does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, have established no reserves relating to such matters. There are also petitions pending with the IGB which could lead to Accel obtaining new locations.
On October 7, 2019, Accel filed a lawsuit in the Circuit Court of Cook County against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. Accel alleged that Mr. Rowell and a competitor were working together to interfere with Accel’s customer relationships. That lawsuit, which seeks equitable relief and legal damages, has not yet been served. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County against Accel alleging that he had not received certain equity interests in Accel to which he was allegedly entitled under his agreement. Accel intends to defend itself against the allegations. Accel does not have a present estimate regarding the potential damages, nor does it believe any payment of damages is probable, and, accordingly, has established no reserves relating to these matters.
During 2017, we entered into a settlement agreement with Illinois Gold Rush, Inc. (“Illinois Gold Rush”), related to a 2013 business acquisition completed by Accel with Illinois Gold Rush. As a result of the settlement, we paid $3.5 million, issued 32,745 additional shares of Class A Common Stock, acquired 4 locations and we issued a stockholder note receivable of $3.3 million based on the value of the underlying collateral. During the year ended December 31, 2018 the note receivable matured, and was settled and 46,667 shares of Class A Common Stock were placed into treasury. As a result of the settlement agreement, we decreased our location contract asset and Class A Common Stock by $1.0 million during 2017 for the fair value of the shares outstanding prior to the settlement agreement.
During the year ended December 31, 2018, we entered into a settlement agreement regarding breach of contract with Family Amusements. Additionally, during the year ended December 31, 2018, we entered into settlement agreements related to breach of contract and employment matters for a total of $0.4 million, which was recorded within general and administrative expenses on the consolidated statement of operations.

On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10,000,000. The parties are engaging in discovery. We are in the process of defending this lawsuit, and have not accrued any amounts as losses related to this suit are not probable or reasonably estimable.
On July 16, 2019, Clairvest commenced litigation with respect to the June 13, 2019 transaction agreement between TPG Pace Holdings Corp. and Accel. On August 20, 2019, Clairvest filed a request for voluntary dismissal related to such litigation.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 Common Stock and warrants are trading on the NYSE under the ticker symbol “ACEL” and “ACEL.WS,” respectively since November 21, 2019. Prior to that time, our Class A-1 Common Stock and warrants were listed under the symbols “TPGH” and “TPGH.W,” respectively. On November 21, 2019, we delisted the units offered in our initial public offering, each consisting of one share of Class A Ordinary Share and one-third of a warrant, which were listed under the symbol “TPGH.U”, and the units ceased to trade.
Stockholders
As of March 12, 2020, there were 126 stockholders of record of our Class A-1 common stock, 106 stockholders of record of our Class A-2 Common Stock.
Dividends
We have not paid any cash dividends on our shares to date, nor do we intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Company Board. Further, if the Company incurs any indebtedness, its ability to declare dividends may be limited by restrictive covenants it may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Unregistered Sales of Equity Securities and Use of Proceeds
Information about unregistered sales of our equity securities is set forth in Part II, Item 2 of our Quarterly Reports on Form 10-Q filed with the SEC on August 10, 2017, November 8, 2017, May 8, 2018, August 3, 2018, November 5, 2018, May 8, 2019 and under Item 3.02 of our Current Reports on Form 8-K filed with the SEC on June 13, 2019, August 19, 2019 and November 26, 2019.
Issuer Purchase of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2019	—	—	—	—
November 2019	22,939,736	$10.30	—	—
December 2019	—	—	—	—
Warrants
As of December 31, 2019, there were 22,333,308 warrants, consisting of 14,999,982 warrants issued in connection with TPG Pace Holdings Corp.’s initial public offering (the “Pace Public Warrants”), 4,888,889 warrants issued to TPG Pace Holdings Corp.’s initial sponsor in a private placement prior to TPG Pace Holding Corp.’s IPO (the “Pace Private Placement Warrants,” and together with the Pace Public Warrants, the “Pace Warrants”), 1,248,154 warrants issued on a registered basis to certain sellers in our Business Combination (the “Accel Public Warrants”) and 1,196,283 warrants issued to certain sellers in a private placement in our Business Combination (the “Business Combination Private Placement Warrants” and together with the Accel Public Warrants, the “Accel Warrants”). Each warrant entitles its holder to purchase one share of our Class A-1 Common Stock at an exercise price of $11.50 per share. The warrants became exercisable 30 days after the completion of the Business Combination on November 20, 2019 and expire five years after that date or earlier upon redemption or liquidation, except for the Accel Warrants, which expire five years after November 20, 2019, the date our Business Combination was consummated. Subject to certain exceptions and conditions, once the warrants become exercisable, and the price of the shares of our Class A-1 Common Stock exceeds certain thresholds, the Company may redeem them for cash at a price of $0.01 per warrant, or for shares of our Class A-1 Common Stock, at a price determined by reference to the redemption date and the “fair market value” of shares of our Class A-1 Common Stock on the corresponding redemption date.
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 20, 2019 (the day prior to our Class A-1 Common Stock being traded on the NYSE) through December 31, 2019 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) Accel’s Class A-1 Common Stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index.
The stock price performance below is not necessarily indicative of future stock price performance.

Relative Share Price Performance

$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
Nov 20, 2019
Nov 29, 2019
Dec 31, 2019
$119.05
$107.94
$105.23
Accel Entertainment (NYSE:ACEL)
NASDAQ Composite Index
RUSSELL 3000 Casinos & Gambling Industry Index

	11/20/2019	11/29/2019	12/31/2019
Accel Entertainment	$100.00	$100.48	$119.05
NASDAQ Composite Index	$100.00	$101.63	$105.23
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$101.23	$107.94

ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected financial data for each fiscal year in the three-year period ended December 31, 2019 for Consolidated Statements of Operations, Cash Flows and Other Data, and two-year period ended December 31, 2019 for Consolidated Balance Sheets Data. The selected financial data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Accel presents below certain statistical data and comparative information commonly used in the gaming industry to monitor performance. Management uses this information for financial planning, strategic planning and employee compensation decisions.
Consolidated Statements of Operations, Cash Flows and Other Data

(in thousands, except key metrics data)	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations Data:
Total net revenues	$424,385	$331,993	$248,435
Operating income	13,336	24,869	18,170
(Loss) income before income tax expense	(665)	15,225	10,065
Net (loss) income	$(5,864)	$10,803	$8,311
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$45,565	$44,343	$33,097
Net cash used in investing activities	(151,532)	(73,547)	(70,870)
Net cash provided by financing activities	139,141	46,122	59,081
Other Financial Data:
Adjusted EBITDA(1)	$79,594	$63,815	$46,865
Adjusted net (loss) income(2)	$22,695	$23,136	$17,310
Key Metrics:
Licensed establishments(3)	2,312	1,686	1,442
Video gaming terminals(4)	10,499	7,649	6,439
Average remaining contract term (years)(5)	6.9	7.6	8.3
Hold-per-day (6) (in whole dollars)	$130	$125	$115

(1)
Adjusted EBITDA is defined as net (loss) income plus amortization of route and customer acquisition costs and location contracts acquired; stock-based compensation expense; other expenses, net; tax effect of adjustments; depreciation and amortization of property and equipment; interest expense; and provision for income taxes. For additional information on Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA, see “ —Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted net (loss) income.”

(2)
Adjusted Net (loss) income is defined as net (loss) income plus amortization of route and customer acquisition costs and location contracts acquired; stock-based compensation expense; other expenses, net; and tax effect of adjustments. For additional information on Adjusted net (loss) income and a reconciliation of net (loss) income to Adjusted net (loss) income, see “ —Non-GAAP Financial Measures— Adjusted EBITDA and Adjusted net (loss) income.”

(3)
Based on Scientific Games International third-party terminal operator portal data which is updated at the end of each gaming day and includes licensed establishments that may be temporarily closed but still connected to the central system. This metric is utilized by Accel to continually monitor growth from existing locations, organic openings, acquired locations, and competitor conversions.

(4)
Based on Scientific Games International third-party terminal operator portal data which is updated at the end of each gaming day and includes VGTs that may be temporarily shut off but still connected to the central system. This metric is utilized by Accel to continually monitor growth from existing locations, organic openings, acquired locations, and competitor conversions.

(5)
Calculated by determining the average expiration date of all outstanding contracts, and then subtracting the applicable measurement date. The IGB limited the length of contracts entered into after February 2, 2018 to a maximum of eight years with no automatic renewals.

(6)
Calculated by dividing the difference between cash deposited in all VGTs and tickets issued to players by the average number of VGTs in operation during the period being measured, and then further dividing such quotient by the number of days in such period.

Consolidated Balance Sheets Data

(in thousands)	As of December 31,
	2019	2018
Consolidated Balance Sheet Data:
Cash and cash equivalents	$125,403	$92,229
Total current assets	151,495	102,011
Property and equipment, net	119,201	92,442
Total assets	509,317	335,174
Total current liabilities	54,946	85,882
Total long-term liabilities	368,846	192,174
Stockholders’ equity	85,525	57,118

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that management believes is relevant to an understanding and assessment of our consolidated financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Company Overview
Accel is a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Accel’s business consists of the installation, maintenance and operation of VGTs, redemption devices that disburse winnings and contain ATM functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” Accel also operates a small number of stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board since 2012 and holds a conditional license from the PA Board. Accel operates 10,499 video gaming terminals across 2,312 locations in the State of Illinois as of December 31, 2019.
Components of Performance
Revenues
Net video gaming. Net video gaming revenue represents net cash received from gaming activities, which is the difference between gaming wins and losses. Net video gaming revenue includes the amounts earned by the licensed establishments and is recognized at the time of gaming play.
Amusement. Amusement revenue represents amounts collected from amusement devices operated at various licensed establishments and is recognized at the point the amusement device is used.
ATM fees and other revenue. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction.
Operating Expenses
Video gaming expenses. Gaming expenses consist of (i) a 33% tax on net video gaming revenue (such tax increased from 30% beginning on July 1, 2019) that is payable to the IGB, (ii) an administrative fee (0.8513% currently, 0.7275% prior to July 23, 2018) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected and (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee.
General and administrative. General and administrative expenses consist of operating expense and general and administrative (“G&A”) expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, ATM and amusement commissions and fees, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of licensed establishments and VGTs. G&A expense includes payroll and related expense for account managers, business development managers, marketing, and other corporate personnel. In addition, G&A includes marketing, information technology, insurance, rent and professional fees.
Depreciation and amortization of property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized over the shorter of the useful life or the lease.

Amortization of route and customer acquisition costs and location contracts acquired. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments throughout the State of Illinois which allow Accel to install and operate video gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 10 years.
Interest expense
Interest expense consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest on our prior credit facility was payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the prior credit facility, ranging from 1.70% to 2.50% depending on the ratio of total net debt to EBITDA.
Additionally, Accel imputes interest on its third-party partner operations liabilities at a rate of 5%, for the fiscal years ended 2019, 2018 and 2017.
Income tax expense
Income tax expense consists mainly of taxes payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2019 and 2018:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	Change %
Revenues:
Net video gaming	$410,636	$321,711	$88,925	27.6%
Amusement	5,912	4,199	1,713	40.8%
ATM fees and other revenue	7,837	6,083	1,754	28.8%
Total revenues	424,385	331,993	92,392	27.8%
Operating expenses:
Video gaming expenses	271,999	210,507	61,492	29.2%
General and administrative	75,028	58,157	16,871	29.0%
Depreciation and amortization of property and equipment	26,398	20,782	5,616	27.0%
Amortization of route and customer acquisition costs and location contracts acquired	17,975	14,681	3,294	22.4%
Other expenses, net	19,649	2,997	16,652	555.6%
Total operating expenses	411,049	307,124	103,925	33.8%
Operating income	13,336	24,869	(11,533)	(46.4)%
Interest expense	12,860	9,644	3,216	33.3%
Loss on debt extinguishment	1,141	—	1,141	—
(Loss) income before income tax expense	(665)	15,225	(15,890)	(104.4)%
Income tax expense	5,199	4,422	777	17.6%
Net (loss) income	$(5,864)	$10,803	$(16,667)	(154.3)%
Revenues
Total revenues for the year ended December 31, 2019 were $424.4 million, an increase of $92.4 million, or 27.8%, compared to the year ended December 31, 2018. This growth was driven by an increase in net video gaming revenue of $88.9 million, or 27.6%, an increase in amusement revenue of $1.7 million, or 40.8% and an increase in ATM fees and other revenue of $1.8 million, or 28.8%. The increase in net video gaming revenue is partially attributable to the acquisitions of Skyhigh Gaming on August 1, 2018, G3 Gaming on October 16, 2018, (collectively, the “2018 Acquisitions”) and Grand River Jackpot on September 16, 2019, which collectively contributed $39.6 million in net video gaming revenue to the above comparative increase. Excluding all acquisitions, net video gaming revenue increased in 2019 by $48.3 million, or 21.2%, compared to the prior period, largely due to an increase in the number of licensed establishments and VGTs.
Video gaming expenses
Total video gaming expenses for the year ended December 31, 2019 were $272.0 million, an increase of $61.5 million, or 29.2%, compared to the year ended December 31, 2018. The components of video gaming expenses as a percentage of revenue of 64.1% for the year ended December 31, 2019 was slightly higher than the 63.4% for the year ended December 31, 2018 due to the increase in the gaming tax from 30% to 33% on July 1, 2019. The increase of $61.5 million was the result of an increase in net video gaming revenue and corollary increase in gaming tax at a higher tax rate, as well as, establishment revenue share costs and required payments to the IGB’s third-party system administrator.
General and administrative
Total general and administrative expenses for the year ended December 31, 2019 were $75.0 million, an increase of $16.9 million, or 29.0%, compared to the year ended December 31, 2018. The increase was primarily attributable to a $9.4 million increase in operating costs that increase variably based on the number of licensed establishments and VGTs, which includes increases in payroll and employee related expenses, licenses, permits and marketing expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2019 was $26.4 million, an increase of $5.6 million, or 27.0%, compared to the year ended December 31, 2018. The increase in depreciation and amortization is the result of increased number of licensed establishments and VGTs. Depreciation and amortization as a percentage of revenue was 6.2% for the year ended December 31, 2019 compared to 6.3% for the comparable prior year period.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the year ended December 31, 2019 was $18.0 million, an increase of $3.3 million, or 22.4%, compared to the year ended December 31, 2018. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 of $1.0 million which increased the period over which route and customer acquisition costs are amortized to include expected renewals. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue decreased to 4.2% from 4.4% for the year ended December 31, 2019 and 2018, respectively.
Other expenses, net
Other expenses, net for the year ended December 31, 2019 were $19.6 million, an increase of $16.7 million, or 555.6%, compared to the year ended December 31, 2018. The increase was largely attributed to one-time expenses for the Business Combination and larger fair value adjustments associated with the revaluation of contingent consideration liabilities related to acquisitions.
Interest expense
Interest expense for the year ended December 31, 2019 was $12.9 million, an increase of $3.2 million, or 33.3%, compared to the year ended December 31, 2018 primarily due to an increase in borrowings related to our business and asset acquisitions. For the year ended December 31, 2019, the weighted average interest rate was approximately 4.5% compared to the average interest rate of approximately 4.60% for the year ended December 31, 2018.
Loss on debt extinguishment
Loss on debt extinguishment of $1.1 million for the year ended December 31, 2019 was recorded in connection with the extinguishment of our Prior Credit Facility in November 2019. For more information on the extinguishment of our Prior Credit Facility see Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the year ended December 31, 2019 was $5.2 million, an increase of $0.8 million, or 17.6%, compared to the year ended December 31, 2018. Income tax expense increased due to permanent differences attributable to transaction costs associated with the Business Combination and executive compensation.

The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2018 and 2017:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2018	2017	Change	Change %
Revenues:
Net video gaming	$321,711	$240,235	$81,476	33.9%
Amusement	4,199	3,422	777	22.7%
ATM fees and other revenue	6,083	4,778	1,305	27.3%
Total revenues	331,993	248,435	$83,558	33.6%
Operating expenses:
Video gaming expenses	210,507	157,010	53,497	34.1%
General and administrative	58,157	45,364	12,793	28.2%
Depreciation and amortization of property and equipment	20,782	16,768	4,014	23.9%
Amortization of route and customer acquisition costs and location contracts acquired	14,681	9,792	4,889	49.9%
Other expenses, net	2,997	1,331	1,666	125.2%
Total operating expenses	307,124	230,265	76,859	33.4%
Operating income	24,869	18,170	6,699	36.9%
Interest expense	9,644	8,105	1,539	19.0%
Income before income tax expense	15,225	10,065	5,160	51.3%
Income tax expense	4,422	1,754	2,668	152.1%
Net income	$10,803	$8,311	$2,492	30.0%
Revenues
Total revenues for the year ended December 31, 2018 were $332.0 million, an increase of $83.6 million, or 33.6%, compared to the year ended December 31, 2017. This growth was driven by an increase in net video gaming revenue of $81.5 million, or 33.9%, an increase in amusement revenue of $0.8 million, or 22.7%, and an increase in ATM fees and other revenue of $1.3 million, or 27.3%. The increase is partially attributable to the 2018 Acquisitions and Accel’s 2017 purchase of Fair Share Gaming, LLC and Fair Share Amusement Company, a licensed terminal operator in the state of Illinois and an operator of amusement games and ATMs for $60,000,000 (the “Fair Share Gaming Acquisition”), which collectively contributed $29.9 million of incremental net video gaming revenue to the above comparative increase. Excluding all acquisitions, net video gaming revenue for year ended December 31, 2018 increased by $48.6 million, or 20.2%, compared to the year ended December 31, 2017, largely due to an increase in the number of licensed establishments and VGTs.
Video gaming expenses
Total video gaming expenses for the year ended December 31, 2018 were $210.5 million, an increase of $53.5 million, or 34.1%, compared to the year ended December 31, 2017. The components of gaming expenses as a percentage of revenue remained relatively consistent from 2017 to 2018 and, as a result, gaming expenses as a percentage of revenue was 63.4% for the year ended December 31, 2018 compared to 63.2% the year ended December 31, 2017, reflecting proportional increases in revenue and gaming expenses. The increase of $53.5 million was the result of an increase in net video gaming revenue and corollary increase in gaming tax and establishment revenue share costs, along with required payments to the IGB’s third-party system administrator.
General and administrative
Total general and administrative expenses for the year ended December 31, 2018 were $58.2 million, an increase of $12.8 million, or 28.2%, compared to the year ended December 31, 2017. General and administrative expenses as a percentage of revenue improved to 17.5% in year ended December 31, 2018 compared to 18.3% for the prior year. This improvement was realized considering a $10.7 million increase in payroll and employee related expenses resulting from an increase in employee headcount to support new licensed establishments and VGTs, as well as expense related to the use of salesforce™ customer relationship management (“CRM”), a cloud-based system expected to improve the efficiency and effectiveness of Accel’s sales and operation teams.
Depreciation and amortization of property and equipment
Depreciation and amortization for the year ended December 31, 2018 was $20.8 million, an increase of $4.0 million, or 23.9%, compared to the year ended December 31, 2017. The increase was primarily attributable to additional gaming equipment for new licensed establishments and purchased licensed establishments. Depreciation and amortization as a percentage of revenue was 6.3% for the year ended December 31, 2018 compared to 6.7% for the year ended December 31, 2017.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the year ended December 31, 2018 was $14.7 million, an increase of $4.9 million, or 49.9%, compared to the year ended December 31, 2017. The increase is primarily attributable to the Fair Share Gaming Acquisition in 2017. These increases are offset by certain route acquisition liabilities that were extinguished related to prior periods. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue increased from 3.9% to 4.4% for the year ended December 31, 2017 and 2018, respectively.
Other expenses, net
Other expenses, net for the year ended December 31, 2018 were $3.0 million, an increase of $1.7 million, or 125.1%, compared to the year ended December 31, 2017. The increase was largely attributed lobbying efforts in Pennsylvania to allow route gaming, and a revaluation of consideration payable in connection with the gaming acquisitions.
Interest expense
Interest expense for the year ended December 31, 2018 was $9.6 million, an increase of $1.5 million, or 19.0%, compared to year ended December 31, 2017 primarily due to a $50.1 million increase in Accel’s senior secured debt due to the 2018 Acquisitions.
Income tax expense
Income tax expense for the year ended December 31, 2018 was $4.4 million, an increase of $2.7 million, or 152.2%, compared to year ended December 31, 2017. Income tax expense increased due to Accel’s increase in income before income tax expense and the impact of the prior revaluation of deferred tax assets and liabilities offset by lower federal tax rates in 2018 resulting from the Tax Cuts and Jobs Act of 2017.
Key Business Metrics
Accel uses a variety of statistical data and comparative information commonly used in the gaming industry to monitor the performance of the business, none of which are prepared in accordance with GAAP, and therefore should not be viewed as indicators of operational performance. Accel’s management uses this information for financial planning, strategic planning and employee compensation decisions. The key indicators include:
•Number of licensed establishments;
•Number of VGTs;
•Average remaining contract term (years); and
•Hold-per-day.

Number of licensed establishments
The number of licensed establishments is calculated based on data provided by Scientific Games, a contractor of the IGB. Terminal operator portal data is updated at the end of each gaming day and includes licensed establishments that may be temporarily closed but still connected to the central system. Accel utilizes this metric to continually monitor growth from organic openings, purchased licensed establishments, and competitor conversions. Competitor conversions occur when a licensed establishment chooses to change terminal operators.
Number of video game terminals (VGTs)
The number of VGTs in operation is based on Scientific Games terminal operator portal data which is updated at the end of each gaming day and includes VGTs that may be temporarily shut off but still connected to the central system. Accel utilizes this metric to continually monitor growth from existing licensed establishments, organic openings, purchased licensed establishments, and competitor conversions.
Average remaining contract term
Average remaining contract term is calculated by determining the average expiration date of all outstanding contracts with Accel’s current licensed establishment partners, and then subtracting the applicable measurement date. The IGB limited the length of contracts entered into after February 2, 2018 to a maximum of eight years with no automatic renewals.
Hold-per-day
Hold-per-day is calculated by dividing the difference between cash deposited in all VGTs and tickets issued to players by the average number of VGTs in operation during the period being measured, and then dividing the calculated amount by the number of days in such period.
The following tables set forth information with respect to Accel’s licensed establishments, number of VGTs, average remaining contract term and hold-per-day as of and for the years ended December 31, 2019, 2018 and 2017, respectively.

	As of and for the year ended December 31,		Increase / Decrease
	2019	2018	Change	Change %
Licensed establishments	2,312	1,686	626	37.1%
Video gaming terminals	10,499	7,649	2,850	37.3%
Average remaining contract term (years) (1)	6.9	7.6	(0.7)	(9.2)%
Hold-per-day (2)	$130	$125	$5	4.0%
(1) Excluding the Grand River Jackpot acquisition, the Average remaining contract life was 7.2 years as of December 31, 2019.
(2) Excluding the Grand River Jackpot acquisition, Hold-per-day was $133 for the year ended December 31, 2019.

	As of and for the year ended December 31,		Increase / Decrease
	2018	2017	Change	Change %
Licensed establishments	1,686	1,442	244	16.9%
Video gaming terminals	7,649	6,439	1,210	18.8%
Average remaining contract term (years)	7.6	8.3	(0.7)	(8.4)%
Hold-per-day	$125	$115	$10	8.7%

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures and are key metrics used to monitor ongoing core operations. Management of Accel believes Adjusted EBITDA and Adjusted net income enhance the understanding of Accel’s underlying drivers of profitability and trends in Accel’s business and facilitate company-to-company and period-to-period comparisons, because these non-GAAP financial measures exclude the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management of Accel and Pace also believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate Accel’s ability to fund capital expenditures, service debt obligations and meet working capital requirements. For more information see “Selected Historical Financial Data of Accel and Non-GAAP Financial Measures”.
Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(5,864)	$10,803	$8,311
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	17,975	14,681	9,792
Stock-based compensation(2)	2,236	453	804
Other expenses, net(3)	19,649	3,030	1,331
Tax effect of adjustments(4)	(11,301)	(5,831)	(2,928)
Adjusted net income	$22,695	$23,136	$17,310
Depreciation and amortization of property and equipment	26,398	20,782	16,768
Interest expense	12,860	9,644	8,105
Income tax expense	16,500	10,253	4,682
Loss on debt extinguishment	1,141	—	—
Adjusted EBITDA	$79,594	$63,815	$46,865

(1)
Route and customer acquisition costs consist of upfront cash payments and future cash payments to third party sales agents to acquire the licensed video gaming establishments that are not connected with a business combination. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 10 years. “Amortization of route and customer acquisition costs and location contracts acquired” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired.

(2)	Stock-based compensation consists of options, restricted stock units and warrants.

(3)
Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring expenses including expenses relating to lobbying efforts and legal expenses in Pennsylvania, lobbying efforts in Missouri and a settlement in connection with a gaming acquisition, and (iii) non-recurring expenses associated with the Business Combination.

(4)	Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.
Adjusted EBITDA for the year ended December 31, 2019 was $79.6 million, an increase of $16.1 million, or 25.3%, compared to year ended December 31, 2018. The increase was primarily attributable to an increase in licensed establishments and VGTs.
Adjusted EBITDA for the year ended December 31, 2018 was $63.8 million, an increase of $16.9 million, or 36.1%, compared to year ended December 31, 2017. The increase in Adjusted EBITDA is attributable to both organic growth of the business as well as the 2018 Acquisitions. The increase was primarily attributable to an increase in licensed establishments and VGTs.
Liquidity and Capital Resources
In order to maintain sufficient liquidity, Accel reviews its cash flow projections and available funds with its Board of Directors to consider modifying its capital structure and seeking additional sources of liquidity, if needed. The availability of additional liquidity options will depend on the economic and financial environment, Accel’s credit, its historical and projected financial and operating performance, and continued compliance with financial covenants. As a result of possible future economic, financial and operating declines, possible declines in Accel’s creditworthiness and potential non-compliance with financial covenants, Accel may have less liquidity than anticipated, fewer sources of liquidity than anticipated, less attractive financing terms and less flexibility in determining when and how to use the liquidity that is available.

Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of December 31, 2019, Accel had $125.4 million in cash and cash equivalents.
New Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes, we entered into a credit agreement (the “Credit Agreement”) as borrower, Accel and our wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:

•	$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,

•	$240.0 million initial term loan facility and

•	$125.0 million additional term loan facility.
As of December 31, 2019, there remained approximately $106.5 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by Accel and our wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of its assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2019, the weighted-average interest rate was approximately 4.45%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. Accel is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility. Additionally, we are required to pay an upfront fee with respect to any funded additional term loans.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of Accel and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. Until the delivery of the initial financial statements under the Credit Agreement, the revolving loans and term loans bear interest, at the option of Accel, at either (a) ABR plus a margin of 1.25% or (b) LIBOR plus a margin of 2.25%.
The additional term loan facility is available for borrowings until the first anniversary of November 13, 2019 (“the Closing Date”). Each of the revolving loans and the term loans mature on November 13, 2024.
The term loans and, once drawn, the additional term loans will amortize at an annual rate equal to approximately 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, we may be required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Credit Agreement may be prepaid without premium or penalty, subject to customary LIBOR “breakage” costs.
The Credit Agreement contains certain customary affirmative and negative covenants and events of default, and requires Accel and certain of its affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.
In addition, the Credit Agreement requires Accel to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the Closing Date and determined on the basis of the four most recently ended fiscal quarters of Accel for which financial statements have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights.
If an event of default (as such term is defined in the Credit Agreement) occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the lenders’ commitments thereunder, foreclosure on collateral, and all other remedial actions available to a secured creditor. The failure to pay certain amounts owing under the Credit Agreement may result in an increase in the interest rate applicable thereto.
Accel was in compliance with all debt covenants as of December 31, 2019.
Prior Credit Facility
Accel’s Prior Credit Facility was a senior secured first lien credit facility, as amended, that consisted of a $125.0 million term loan , a contract draw loan facility of $170.0 million and a revolving credit facility of $85.0 million. Accel’s prior credit facility was with a syndicated group of banks with CIBC Bank USA, as administrative agent for the Lenders. Included in the revolving credit facility and contract draw loan were swing line sub-facilities of $5.0 million each.
The Prior Credit Facility was paid off with the proceeds from the New Senior Secured Credit Facility. In connection with the extinguishment of the Prior Credit Facility, the Company recorded a loss from debt extinguishment of $1.1 million.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$45,565	$44,343	$33,097
Net cash used in investing activities	(151,532)	(73,547)	(70,870)
Net cash provided by financing activities	139,141	46,122	59,081
Net cash provided by operating activities
For the year ended December 31, 2019, net cash provided by operating activities was $45.6 million, an increase of $1.2 million over the comparable period of 2018. The increase was primarily attributable to an increase in gaming revenue from licensed establishments acquired from the 2018 Acquisitions and the 2019 acquisition of Grand River Jackpot.
For the year ended December 31, 2018, net cash provided by operating activities was $44.3 million, an increase of $11.2 million over the comparable period of 2017. The increase was primarily attributable to an increase in gaming revenue from new licensed establishments gained from the 2018 Acquisitions, and the full-year impact of licensed establishments from the Fair Share Gaming Acquisition in July 2017.

For the year ended December 31, 2017, net cash provided by operating activities was $33.1 million, an increase of $8.3 million over the comparable period of 2016. The increase was primarily attributable to an increase in gaming revenue from new licensed establishments and licensed establishments from the Fair Share Gaming Acquisition in July 2017.
Net cash used in investing activities
For the year ended December 31, 2019, net cash used in investing activities was $151.5 million, an increase of $78.0 million over the comparable period of 2018 and was primarily attributable to more cash used to fund business and asset acquisitions and our investment in convertible notes of $30 million. We anticipate our capital expenditures will be approximately $25 million in 2020.
For the year ended December 31, 2018, net cash used in investing activities was $73.5 million, an increase of $2.7 million over the comparable period of 2017. Capital spending, net of disposal of property and equipment, was $22.1 million and primarily attributable to purchases of video gaming equipment. Cash used for the 2018 Acquisitions, net of cash acquired, totaled $51.4 million.
For the year ended December 31, 2017, net cash used in investing activities was $70.9 million, an increase of $19.3 million over the comparable period of 2016. The increase in cash used was primarily attributed to the Fair Share Gaming Acquisition and purchases of gaming equipment for new and existing licensed establishments. Capital spending, net of disposal of property and equipment, was $23.4 million and primarily attributable to purchases of video gaming equipment. Cash used for the Fair Share Gaming Acquisition, net of cash acquired, totaled $45.1 million.
Net cash provided by financing activities
Cash from financing activities is primarily used to fund acquisitions, purchases of property and equipment, and for working capital requirements.
For the year ended December 31, 2019, net cash used in financing activities was $139.1 million, an increase of $93.0 million over the comparable period of 2018. The increase was due to increased borrowings on Accel’s credit facility to fund our business and asset acquisitions.
For the year ended December 31, 2018, net cash provided by financing activities was $46.1 million, a decrease of $13.0 million over the comparable period of 2017. The decrease was due to increased paydowns on Accel’s credit facility.
For the year ended December 31, 2017, net cash provided by financing activities was $59.1 million, an increase of $9.8 million over the comparable period of 2016. The increase was due to additional borrowings on Accel’s credit facility for the Fair Share Gaming Acquisition.
Critical Accounting Policies and Estimates
Accel prepares its consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to Accel. Material changes in certain of the estimates that Accel uses could affect, by a material amount, its consolidated financial position and results of operations. Although results may vary, Accel believes its estimates are reasonable and appropriate. The following describes certain significant accounting policies that involve more subjective and complex judgments where the effect on Accel’s consolidated financial position and operating performance could be material.
Revenue recognition
Accel generates revenues in the State of Illinois from the following types of services: Video gaming terminals, Amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations. Video gaming revenue is the win from gaming activities, which is the difference between gaming wins and losses. Amusement revenue represents amounts collected from machines operated at various licensed establishments. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs.

Accel determined that in a gaming environment, whenever a customer’s money has been accepted by a machine, we have an obligation (an implied contract) to provide the customer access to the game and honor the outcome of the game (in the case of video gaming terminals). Accel determined that the implied contract is entered into between us and customers satisfies the requirements of a contract under Topic 606, as (i) the contract is legally enforceable with the customer, (ii) the arrangement identifies the rights of the parties, (iii) the contract has commercial substance, and (iv) the cash is received upfront from the customer so its collectability is probable. The gaming service is a single performance obligation in each implied contract with the customer. Accel applies the portfolio approach of all wins and losses by VGT daily to determine the total transaction price of the portfolio of implied contracts. Accel recognizes revenue when the single performance obligation is satisfied, which is at the completion of each game.
Route and customer acquisition costs
Accel’s route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payments over the life of the contract, entered into with third parties and licensed establishments throughout the State of Illinois. These contracts are non-cancelable and allow Accel to install and operate VGTs in various establishments throughout the State of Illinois. The upfront payment and future installment payments are recorded at the net present value using a discount rate equal to Accel’s incremental borrowing costs. Route acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the life of the contract, which upon adoption of Topic 606, includes expected renewals. Accel records the accretion of interest on the route installment payments in the consolidated statements of operations as a component of interest expense, net. For locations that close prior to the end of the contractual term, Accel writes-off the net book value of the route and the related installment payables not yet paid and records a gain or loss in the consolidated statements of operations as a component of general and administrative expense. Additionally, most of the route acquisition contracts allow Accel to clawback some upfront and installment payments over the first few years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the case of instances where a claw-back is triggered and Accel assesses it as recoverable, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective licensed establishment commences operations.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s consolidated statements of operations as other expenses, net.
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which Accel obtains operating control over the acquired business.
The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets acquired by Accel and the liabilities assumed by Accel, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations as other expenses, net.
Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. Historically, the fair value determinations of net identifiable assets acquired and liabilities assumed for each of Accel’s business combinations did not result in the recognition of goodwill. On September 16, 2019, Accel acquired Grand River

Jackpot which was accounted for as a business combination using the acquisition method of accounting. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $34.5 million.
Accel reviews goodwill for impairment annually, as of October 1st, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. We compare the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we would record an impairment loss equal to the difference. Given the very short timeframe between the initial recording of the goodwill and our annual impairment test on October 1, 2019, we did not perform a full valuation by a third party to determine the fair value of our goodwill. Instead, we assessed qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our goodwill is less than its carrying amount. In performing this assessment, we considered such factors as our historical performance; our growth opportunities in existing markets; new markets; and new products. We also referenced our forecasts of revenue, operating income, and capital expenditures. If a valuation by a third party was performed, we would have been required us to make significant estimates and assumptions such as company forecasts, discount rates and growth rates, among others. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the goodwill, the amount of the goodwill impairment charge, or both.
Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2019 and 2018. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2019:
Total revenues	$97,425	$104,267	$101,294	$121,399
Operating income (loss)	8,719	9,256	1,018	(5,657)
Income (loss) before income taxes	5,673	6,099	(2,297)	(10,140)
Net income (loss)	3,995	4,328	(1,598)	(12,589)
Net (loss) income per common share:
Basic(1)	0.07	0.07	(0.03)	(0.18)
Diluted(1)	0.06	0.07	(0.03)	(0.18)

2018:
Total revenues	$78,425	$80,940	$81,713	$90,915
Operating income	7,092	6,766	4,681	6,330
Income before income taxes	5,038	4,554	2,514	3,119
Net income (loss)	3,593	3,233	2,126	1,851
Net (loss) income per common share:
Basic(1)	0.06	0.06	0.04	0.03
Diluted(1)	0.06	0.05	0.03	0.03
(1) Share amounts have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 3 to the consolidated financial statements.
As previously discussed, we incurred higher operating expenses in the third and fourth quarter of 2019 attributable to one-time expenses related to the Business Combination. The loss in the fourth quarter of 2019 was also impacted by larger fair value adjustments associated with the revaluation of contingent consideration liabilities related to acquisitions. Revenues in the fourth quarter of 2019 were positively impacted by the Grand River Jackpot acquisition.
As an EGC, we elected to use the non-public effective date and adopted the Topic 606 in the fourth quarter of 2019 for the annual period ended December 31, 2019. Our quarterly financial statement disclosure for the first nine months of 2019 reflect the previous accounting standard of Topic 605 and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter and reflects the adjustment as if we adopted the standard as of January 1, 2019.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
The following table sets forth Accel’s obligations and commitments to make future payments under contracts and contingent commitments as of December 31, 2019 (in thousands):

	Less than 1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in over 5 years	Total
Credit facility principal payments(1)	$15,000	$30,000	$313,500	$—	$358,500
Interest payments on credit facility(2)	15,612	28,697	24,133	—	68,442
Operating lease obligations(3)	273	246	65	—	584
Total contractual obligations	$30,885	$58,943	$337,698	$—	$427,526
(1)    Term Loans require quarterly principal payments of 1.25% of the outstanding loan amounts on the Closing Date.
(2)    Interest payable monthly on unpaid balances at variable per annum LIBOR rate plus applicable margin.
(3)    Represents leased office space under agreements expiring between January 2020 through December 2023.
Route acquisition costs payable
Accel enters into contracts with third parties and licensed establishments throughout the State of Illinois which allow Accel to install and operate VGTs. Payments are due over varying terms of the individual agreements and are discounted at Accel’s incremental borrowing cost at the time the contract is acquired. As of December 31, 2019, and December 31, 2018, route acquisition costs payable was $6.5 million and $7.2 million, respectively. The cost payable is included on Accel’s balance sheets as a liability as its deemed to be both probable and estimable based on all available information; however, contractual payments are contingent upon continued future operations of the licensed establishments including ongoing compliance with licensing requirements.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s consolidated statements of operations in other expenses, net. As of December 31, 2019, and December 31, 2018, the consideration payable balance was $26.7 million and $11.6 million, respectively.
Seasonality
Accel’s results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at licensed establishment partners, and higher in cold weather between February and April, when players will typically spend more time indoors at licensed establishment partners. Holidays, vacation seasons, and sporting events may also cause Accel’s results to fluctuate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact Accel’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates as well as, to a lesser extent, inflation.
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility was $358.5 million as of December 31, 2019. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.6 million annually, assuming the balance outstanding under Accel’s credit facility remained at $358.5 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
Inflation Risk
Accel does not believe that inflation has had a material effect on its results of operations, cash flows and financial condition in the last three years. Inflation may become a greater risk in the event of changes in current economic conditions and governmental fiscal policy.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, the notes thereto, and the report of our independent registered public accounting firm commencing at page F-1 of this Annual Report on Form 10-K, which financial statements, notes, and report are incorporated herein by reference. For the Quarterly Results of Operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are evaluating, developing and implementing “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) , serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We continue to conduct an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 pursuant to Rule 13a-15 of the Exchange Act. Based on this continuing Evaluation, and considering the continuing review of controls and procedures that is being conducted by our CEO and CFO, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting, as discussed further below.
Accel has identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Accel’s annual or interim financial statements will not be prevented or detected on a timely basis. As a private company, Accel was not previously subject to the requirements of Section 404 of the Sarbanes-Oxley Act and was therefore not required to assess the effectiveness of its internal control over financial reporting. Following the consummation of the Business Combination, Accel became obligated to develop and maintain proper and effective internal control over financial reporting. Accel management is actively addressing the material weaknesses that have been identified and is developing a comprehensive plan for effective remediation. While these material weaknesses remain unremediated, an increased risk of material misstatement of the consolidated financial statements exists, and if remediation of these material weaknesses is not effective, or if Accel fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Management's Report on Internal Control Over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
As discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Business Combination was completed on November 20, 2019. Prior to the Business Combination, Accel was a private company that did not maintain internal controls that were comprehensive enough as of an assessment date. The design and implementation of internal controls over financial reporting for the Company’s post-Business Combination has required, and will continue to require, significant time and resources from management and other personnel. Because of this, the design and ongoing development of Accel’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of Accel’s internal controls over financial reporting as of December 31, 2019. Accordingly, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Previously Identified Material Weaknesses in our Internal Control over Financial Reporting
In connection with the audit of its consolidated financial statements for the years ended December 31, 2019 and 2018, Accel has identified three material weaknesses in its internal control over financial reporting.
Presented below is a summary of the material weaknesses and the related remediation plans that have been developed to address our material weaknesses.

Description of Material Weakness	Description of Planned Remediation
There is a material weakness in the design and implementation of the Company’s internal controls relating to review of the consolidated financial statements and certain of the associated accounting analysis, journal entries, non-recurring transactions and accounting reconciliations due, in part, to the lack of formally documented accounting policies and procedures, as well as headcount necessary to support consistent, timely and accurate financial reporting in accordance with U.S. GAAP.

Remediation plan includes enhanced management review controls on consolidated financial statements, the documentation of accounting policies and procedures including, but not limited to, Journal Entry Process, Finance Close, Account Reconciliations, Cash, Fixed Assets, etc., and hiring accounting and finance personnel to support timely and accurate financial reporting. This remediation plan is in-process and not yet complete.

There is a material weakness in the design and implementation of the Company’s internal controls relating to business combination accounting and route and customer acquisition cost accounting due to the absence of formalized internal controls surrounding the determination of the fair value and the accounting for assets acquired and liabilities assumed in business combinations and the accounting for the initial route and customer acquisition costs.

Remediation plan includes engaging third-party business combination valuation specialist to perform acquisition purchase price allocations, and enhanced management review controls on key methodologies, assumptions and inputs used in the valuations performed by the third-party specialist. and implementing internal controls relating to route acquisition cost accounting. This remediation plan is in-process and not yet complete.

There is a material weakness in the Company’s general information technology controls including the design and implementation of access and change management internal controls.
Remediation plan includes implementing COSO 2013 framework to evaluate IT environment, design general information technology controls, and implement those controls. This remediation plan is in-process and not yet complete.

Changes in Internal Control Over Financial Reporting
As of December 31, 2019, the Company completed the Business Combination and is engaged in the process of the design and implementation of Accel’s internal controls over financial reporting in a manner commensurate with the scale of Accel’s operations post-Business Combination.
There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses identified above.
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not remediated the material weaknesses as of December 31, 2019, Accel management is actively addressing the material weaknesses that have been identified and is developing a comprehensive plan of effective remediation.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2)	Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
(b) Exhibits

Exhibit No.	Exhibit

2.1
Transaction Agreement, dated as of June  13, 2019, by and among TPG Pace Holdings Corp., the Sellers, David W. Ruttenberg and John S. Bakalar (as successor to Gordon Rubenstein) as Shareholder Representatives (incorporated by reference to Pace’s Current Report on Form 8-K dated June 13, 2019).

2.2
Amendment No. 1 to Transaction Agreement, dated as of July  22, 2019, by and among TPG Pace Holdings Corp., the Sellers, David W. Ruttenberg and John S. Bakalar (as successor to Gordon Rubenstein) as Shareholder Representatives. (incorporated by reference to Pace's Current Report on Form 8-K dated July 22, 2019).

2.3
Amendment No. 2 to Transaction Agreement, dated as of October 3, 2019, by and among TPG Pace Holdings Corp., the Sellers, David W. Ruttenberg and John S. Bakalar (as successor to Gordon Rubenstein) as Shareholder Representatives. (incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2019)

3.1	Amended and Restated Certificate of Incorporation of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

3.2	Amended and Restated Bylaws of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 20, 2019).

4.1*	Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

4.2	Nominating and Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019.

4.3	Mutual Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

10.1**	Accel Entertainment, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.2**	Accel Entertainment, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.3**	Accel Entertainment, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on t on Form S-8 dated January 24, 2020).

10.4	Restricted Stock Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.5	Warrant Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.6	Registration Rights Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.8+
Membership Interest Purchase Agreement, by and among GRE-Illinois, LLC, Great River Entertainment, LLC, Grand River Jackpot, LLC and Accel Entertainment Gaming, LLC, dated as of August 26, 2019 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.9
Credit Agreement, by and among New Pace LLC, the Company, Capital One, National Association and the other parties thereto, dated as of November 13, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2019).

10.10**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Andrew Rubenstein, dated as of January 28, 2013, as amended by First Amendment to Employment Agreement, dated December 13, 2016, and Second Amendment to Employment Agreement, dated as of January 31, 2019 (Incorporated by reference to Exhibit 10.16 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

10.11**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Brian Carroll, dated as of March 18, 2014, as amended by First Amendment to Employment Agreement, dated November 9, 2017, and Second Amendment to Employment Agreement, dated as of July 9, 2018 (Incorporated by reference to Exhibit 10.17 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

10.12**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Derek Harmer, dated as of July 9, 2012, as amended by First Amendment to Employment Agreement, dated November 8, 2017, and Second Amendment to Employment Agreement, dated as of July 9, 2018 (Incorporated by reference to Exhibit 10.18 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

10.13**	Form of Company Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.14**	Form of Company Stock Option Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.15**
Advisor Agreement, dated February 28, 2020, by and between Gordon Rubenstein and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.16* **	Employment Agreement by and between Accel Entertainment Gaming, LLC and Mark Phelan, dated as of May 1, 2017.

10.17* **	Executive Employment Agreement by and between Accel Entertainment, Inc. and Michael Marino, dated as of March 8, 2020.

10.18* **	Executive Employment Agreement by and between Accel Entertainment, Inc. and Ryan Hammer, dated as of March 6, 2020.

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Indicates management contract or compensation plan or agreement.

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: March 13, 2020	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Rubenstein and Brian Carroll, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	March 13, 2020
Andrew Rubenstein	(Principal Executive Officer)

/s/ Brian Carroll	Chief Financial Officer	March 13, 2020
Brian Carroll	(Principal Financial Officer)

/s/ Brian Sampias	Controller	March 13, 2020
Brian Sampias	(Principal Accounting Officer)

/s/ Derek Harmer	Secretary	March 13, 2020
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	March 13, 2020
Karl Peterson

/s/ Gordon Rubenstein	Director	March 13, 2020
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 13, 2020
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 13, 2020
David W. Ruttenberg

/s/ Eden Godsoe	Director	March 13, 2020
Eden Godsoe

/s/ Kenneth B. Rotman	Director	March 13, 2020
Kenneth B. Rotman

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and related costs as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
Reverse Recapitalization
As discussed in Note 3 to the consolidated financial statements, the Company consummated a merger on November 20, 2019, which has been accounted for as a reverse recapitalization. The Company’s common stock was adjusted retroactively to give effect for the exchange ratio.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 13, 2020

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Years ended December 31,
	2019	2018	2017
Revenues:
Net video gaming	$410,636	$321,711	$240,235
Amusement	5,912	4,199	3,422
ATM fees and other revenue	7,837	6,083	4,778
Total net revenues	424,385	331,993	248,435
Operating expenses:
Video gaming expenses	271,999	210,507	157,010
General and administrative	75,028	58,157	45,364
Depreciation and amortization of property and equipment	26,398	20,782	16,768
Amortization of route and customer acquisition costs and location contracts acquired	17,975	14,681	9,792
Other expenses, net	19,649	2,997	1,331
Total operating expenses	411,049	307,124	230,265
Operating income	13,336	24,869	18,170
Interest expense	12,860	9,644	8,105
Loss on debt extinguishment	1,141	—	—
(Loss) income before income tax expense	(665)	15,225	10,065
Income tax expense	5,199	4,422	1,754
Net (loss) income	$(5,864)	$10,803	$8,311
Net (loss) income per common share:
Basic (1)	$(0.09)	$0.19	$0.15
Diluted (1)	(0.09)	0.17	0.14
Weighted average number of shares outstanding:
Basic (1)	61,850	57,621	56,321
Diluted (1)	61,850	62,182	59,408
(1) Per share and share amounts have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 3.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	December 31,
	2019	2018
Assets
Current assets:
Cash	$125,403	$92,229
Prepaid expenses	4,151	2,538
Income taxes receivable	3,907	2,102
Investment in convertible notes (current)	11,000	—
Other current assets	7,034	5,142
Total current assets	151,495	102,011
Property and equipment, net	119,201	92,442
Other assets:
Route and customer acquisition costs, net	17,399	13,994
Location contracts acquired, net	166,783	126,038
Goodwill	34,511	—
Investment in convertible note, less current portion	19,000	—
Other assets	928	689
	238,621	140,721
Total assets	$509,317	$335,174
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$15,000	$62,500
Current maturities of capital lease	—	531
Current portion of route and customer acquisition costs payable	1,700	1,821
Accrued location gaming expense	1,323	1,132
Accrued state gaming expense	7,119	4,929
Accounts payable and other accrued expenses	19,511	12,413
Current portion of consideration payable	10,293	2,556
Total current liabilities	54,946	85,882
Long-term liabilities:
Debt, net of current maturities	334,692	168,895
Route and customer acquisition costs payable, less current portion	4,752	5,364
Consideration payable, less current portion	16,426	9,020
Deferred income tax liability	12,976	8,895
Total long-term liabilities	368,846	192,174
Stockholders’ equity (1):
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 76,637,470 shares issued and outstanding at December 31, 2019; 58,491,280 shares issued and outstanding at December 31, 2018	8	6
Class A-2 Common Stock, par value $0.0001; 10,000,000 shares authorized; 4,999,999 shares issued and outstanding at December 31, 2019; no shares issued and outstanding at December 31, 2018	1	—
Treasury stock, at cost	—	(5,832)
Additional paid-in capital	105,986	80,146
Accumulated deficit	(20,470)	(17,202)
Total stockholders' equity	85,525	57,118
Total liabilities and equity	$509,317	$335,174
(1) Equity amounts have been retroactively restated to give effect to the reverse capitalization that is discussed in Note 3.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares)	Class A-1 Common Stock (1)		Class A-2 Common Stock		Additional Paid-In Capital (1)	Treasury Stock		Note Receivable, Stockholder	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2017	54,133,885	$5	—	$—	$60,667	(96,273)	$(217)	$—	$(36,316)	$24,139
Repurchase of common stock	—	—	—	—	—	(32,658)	(124)	—	—	(124)
Exercise of common stock options	1,122,256	—	—	—	1,351	17,206	29	—	—	1,380
Exercise of warrants	118,601	—	—	—	16	79,067	189	—	—	205
Issuance of common stock pursuant to acquisition of business	2,521,815	1	—	—	10,670	32,658	123	—	—	10,794
Issuance of note receivable and shares	562,838	—	—	—	2,293	—	—	(3,268)	—	(975)
Stock option compensation	—	—	—	—	804	—	—	—	—	804
Net income	—	—	—	—	—	—	—	—	8,311	8,311
Balance, December 31, 2017	58,459,396	$6	—	$—	$75,801	—	$—	$(3,268)	$(28,005)	$44,534
Repurchase of common and preferred stock	—	—	—	—	—	(694,726)	(3,343)	—	—	(3,343)
Exercise of common stock options	31,885	—	—	—	(782)	252,981	1,178	—	—	396
Receipt of stock previously issued pursuant to acquisition into treasury	—	—	—	—	—	(67,998)	(399)	—	—	(399)
Reclassification of contingent stock consideration	—	—	—	—	4,674		—	—	—	4,674
Settlement of note receivable issued	—	—	—	—	—	(802,137)	(3,268)	3,268	—	—
Stock option compensation	—	—	—	—	453		—	—	—	453
Net income	—	—	—	—	—		—	—	10,803	10,803
Balance, December 31, 2018	58,491,281	$6	—	$—	$80,146	(1,311,880)	$(5,832)	$—	$(17,202)	$57,118
Exercise of common stock options	342,139	—	—	—	(4,299)	1,244,725	7,524	—	—	3,225
Exercise of warrants	3,229,295	—	—	—	3,165	46,409	227	—	—	3,392
Employee stock option compensation	—	—	—	—	2,236		—	—	—	2,236
Contributed capital, professional service fees paid by shareholder	—	—	—	—	2,891		—	—	—	2,891
Effect of reverse recapitalization:
Shares exchanged for withholding on stock options and shares repurchased	—	—	—	—	—	(906,128)	(9,331)	—	—	(9,331)
Net equity infusion from reverse recapitalization	14,574,755	2	4,999,999	1	21,847	926,874	7,412	—	—	29,262
Cumulative transition adjustment for adoption of Topic 606, net of taxes	—	—	—	—	—		—	—	2,596	2,596
Net loss	—	—	—	—	—		—	—	(5,864)	(5,864)
Balance, December 31, 2019	76,637,470	$8	4,999,999	$1	$105,986	—	$—	$—	$(20,470)	$85,525
(1) See Note 3 for reverse recapitalization effects herein.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(5,864)	$10,803	$8,311
Non-cash items included in net (loss) income:
Depreciation and amortization of property and equipment	26,398	20,782	16,768
Amortization of route and customer acquisition costs and location contracts acquired	17,975	14,681	9,792
Amortization of debt issuance costs	655	394	284
Contributed capital, professional service fees paid by shareholder	2,891	—	—
Stock option compensation	2,236	453	804
Loss (gain) on disposal of property and equipment	100	61	338
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	342	516	395
Loss on debt extinguishment	1,141	—	—
Remeasurement of contingent consideration	6,723	852	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,623	912	695
Deferred income taxes	4,081	4,300	1,519
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(3,507)	(491)	(3,825)
Income taxes receivable	(1,804)	(1,436)	(667)
Route and customer acquisition costs	(5,438)	(3,719)	(2,778)
Route and customer acquisition costs payable	(1,342)	(956)	(1,354)
Accounts payable and accrued expenses	(405)	(2,649)	3,222
Consideration payable	—	(196)	—
Other assets	(240)	36	(407)
Net cash provided by operating activities	45,565	44,343	33,097
Cash flows from investing activities:
Purchases of property and equipment	(20,796)	(23,246)	(23,626)
Proceeds from the sale of property and equipment	121	1,173	259
Payments for location contracts acquired	—	(80)	(2,374)
Purchase of investment in convertible notes	(30,000)	—	—
Business and asset acquisitions, net of cash acquired	(100,857)	(51,394)	(45,129)
Net cash used in investing activities	(151,532)	(73,547)	(70,870)
Cash flows from financing activities:
Proceeds from term loan	240,000	46,250	—
Payments on term loan	(115,625)	(11,625)	(9,000)
Proceeds from delayed draw term loans	169,000	75,000	60,000
Payments on delayed draw term loans	(159,000)	(59,000)	(9,000)
Net proceeds from line of credit	(8,500)	3,000	18,500
Payments for debt issuance costs	(9,374)	(533)	—
Payments for repurchase of common shares	—	(3,343)	(123)
Proceeds from exercise of stock options and warrants	3,583	396	1,584
Payments on consideration payable	(2,321)	(814)	(351)
Payments on capital lease obligation	(531)	(3,276)	(2,729)
Net increase in outstanding checks in excess of bank balance	—	67	200
Proceeds from capital infusion in reverse recapitalization	27,030	—	—
Tax withholding on share-based payments	(5,121)	—	—
Net cash provided by financing activities	139,141	46,122	59,081
Net increase in cash	33,174	16,918	21,308
Cash:
Beginning of year	92,229	75,311	54,003
End of year	$125,403	$92,229	$75,311

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$12,024	$8,719	$6,224
Income taxes paid	$1,759	$1,594	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$11,501	$2,243	$1,050
Reclassification of contingent stock consideration from liabilities to equity	$—	$2,575	$890
Acquisition of businesses and assets:
Total identifiable net assets acquired	$119,178	$63,745	$65,119
Less cash acquired	(8,861)	(3,633)	(4,926)
Less contingent consideration	(7,216)	(5,350)	(595)
Less promissory note	(2,244)	(3,368)	—
Less common stock consideration	—	—	(10,794)
Less contingent stock consideration	—	—	(3,675)
Cash purchase price	$100,857	$51,394	$45,129
The accompanying notes are an integral part of these consolidated financial statements

Note 1. Description of Business
Accel Entertainment, Inc. and its subsidiaries (“the Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board since March 15, 2012. Its terminal operator license allows the Company to install and operate video gaming terminals in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations. The terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated.
The Company operates 10,499 and 7,649 video gaming terminals across 2,312 and 1,686 locations in the State of Illinois as of December 31, 2019 and 2018, respectively.
On November 20, 2019, TPG Pace Holdings Corp., (“TPG Holdings”) entered into a Transaction Agreement with each of the shareholders of Accel Entertainment, Inc. (“Accel”). Pursuant to the Transaction Agreement and in connection therewith, TPG Holdings acquired, directly or indirectly, all of the issued and outstanding shares of common stock and preferred stock from the Accel shareholders. In connection with the closing of the transaction, TPG Holdings changed its name to Accel Entertainment, Inc. For more information on this transaction, see Note 3.
The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of Class A-1 Shares that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an Emerging Growth Company ("EGC"), elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statement disclosure for the first nine months of 2019 reflect the previous accounting standard of FASB ASC 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter and reflects the adjustment as if the Company

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. ASC 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments. When determining the appropriate amortization period under ASC 340-40, the Company evaluated the impact of any renewal clauses that are likely to be exercised. The Company focused on whether commissions paid for renewals were commensurate with commissions paid on the original contract. The Company determined the renewal commissions were not commensurate and the amortization period should include expected renewals. As such, the period over which route and customer acquisition costs are amortized was extended to include expected renewals which resulted in an increase to the average life to 12.4 years. The Company recorded a cumulative effect adjustment, net of taxes, to accumulated deficit of $2.6 million relating to the decreased in accumulated amortization of route acquisition costs. In addition, the Company's current year amortization expense decreased by $1.1 million.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The Company adopted ASU No. 2017-01 on January 1, 2019.
Use of estimates: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, contingencies, and the expected term of share-based compensation awards, stock price volatility and estimated stock prices prior to the reverse recapitalization discussed in Note 3 when computing share-based compensation expense. Actual results may differ from those estimates.
Segment information: The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses the Company’s performance and allocates resources based on consolidated results, and this is the only discrete financial information that is regularly reviewed by the CODM.
Cash: Cash includes bank deposit accounts; uncollected cash in the Company’s video gaming terminals, ATMs, and redemption terminals; and cash in Company vaults.
The Company’s policy is to limit the amount of credit exposure to any one financial institution. The Company maintains its cash in accounts which may at times exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts.
Convertible notes: At acquisition, an entity shall classify debt securities as trading, available-for-sale, or held-to-maturity. While the Company has no the intention of selling the notes, it cannot classify them as held-to-maturity due to the conversion feature. Therefore, the Company has classified its investment in convertible notes as available for sale.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Property and equipment: Property and equipment are stated at cost or fair value at the date of acquisition. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Spare parts are included in other current assets when acquired and are expensed when used to repair equipment. Depreciation has been computed using the straight-line method over the following estimated useful lives:

Years
Video game terminals and equipment	7
Amusement and other equipment	7
Office equipment and furniture	7
Computer equipment and software	3-5
Leasehold improvements	5
Vehicles	5
Buildings and improvements	15-29

Leasehold improvements are amortized over the shorter of the useful life or the lease.
Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed.
Concentration of credit risk: The Company’s operations are centralized primarily in the State of Illinois. Should there be favorable or unfavorable changes to the Illinois Gaming Act there may be an impact on the Company’s results of operations. The Company has high concentrations of locations within certain municipalities in Illinois which could impact the Company if these municipalities change their gaming laws.
Fair value of financial instruments: The Company’s financial instruments consist principally of cash, convertibles notes, accounts payable, contingent consideration, and bank indebtedness.
The carrying amount of cash, accounts payable and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company estimates the fair value of its convertible notes using a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The Company estimates the fair value of its debt using level two and level three inputs by discounting the future cash flows using current interest rates at which it could obtain similar borrowings in consideration of the estimated enterprise value of the Company.
Contingent consideration, which is recorded within consideration payable on the accompanying consolidated balance sheets, is measured at fair value on a recurring basis based on Level 3 inputs. The fair value recorded at December 31, 2019 and 2018 was determined using a discounted cash flow analysis. Refer to consideration payable below for disclosure of unobservable Level 3 inputs used.
Revenue recognition: The Company generates revenues in the State of Illinois from the following types of services: Video gaming terminals, Amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations.
Video gaming terminal revenue is the net cash from gaming activities, which is the difference between gaming wins and losses. Video gaming terminal revenue includes the amounts earned by the licensed video gaming locations and is recognized at the time

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of gaming play. Additionally, taxes and administrative expenses due to the State of Illinois are recorded as video gaming terminal revenue and video gaming expenses.
Amusement revenue represents amounts collected from machines (e.g. dart boards, digital jukeboxes, pool tables, etc.) operated at various locations and is recognized at the time the machine is used.
ATM fees and other revenue represents fees charged for the withdrawal of funds from the Company’s redemption terminals and stand-alone ATM machines and is recognized at the time of the transaction.
The Company determined that in a gaming environment, whenever a customer’s money has been accepted by a machine, the Company has an obligation (an implied contract) to provide the customer access to the game and honor the outcome of the game (in the case of video gaming terminals). The Company determined that the implied contract is entered into between the Company and customers satisfies the requirements of a contract under the new revenue standard, as (i) the contract is a legally enforceable contract with the customer, (ii) the arrangement identifies the rights of the parties, (iii) the contract has commercial substance, and (iv) the cash is received upfront from the customer so its collectability is probable. The gaming service is a single performance obligation in each implied contract with the customer. The Company applies the portfolio approach of all wins and losses by Video Gaming Terminals ("VGTs") daily to determine the total transaction price of the portfolio of implied contracts. The Company recognizes revenue when the single performance obligation is satisfied, which is at the completion of each game.
Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments throughout the State of Illinois which allow the Company to install and operate video gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the life of the contract, which upon adoption of Topic 606, includes expected renewals. The Company records the accretion of interest on route and customer acquisitions costs payable in the consolidated statements of operations as a component of interest expense. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations as a component of other expenses, net. The Company’s route and customer acquisition costs also consists of prepaid commission costs to our internal sales force of employees. The commissions paid to internal sales employees are subsequently expensed once the respective licensed video gaming location goes live and the commission is earned by the employee.
Business acquisitions: The Company evaluates the inputs, processes and outputs of each business acquisition to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. The Company accounts for acquisitions using the acquisition method and records the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of location contracts. The Company estimates the fair value of the business acquired using a combination of the cost and income approaches, depending on the specific assets or liabilities acquired. The Company estimates the value of property and equipment and other current assets and liabilities acquired based on their cost, which approximates fair value at acquisition.
Location contracts acquired: Location contracts acquired are accounted for as intangible assets and consist of expected cash flows to be generated from location contracts acquired through business and asset acquisitions. Location contracts acquired are amortized on a straight-line basis over the expected useful life of 10 years.
Goodwill: Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

impairment annually, as of October 1st, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. The Company compares the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference.
Consideration payable: Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future location performance related to certain business acquisitions (see Note 10). Consideration payable, exclusive of contingent consideration, is discounted using the Company’s incremental borrowing rate associated with its long-term debt. The contingent consideration is measured at fair value on a recurring basis. The changes in the fair value of contingent consideration are recognized within the Company’s consolidated statements of operations as other expenses, net.
Impairment of long-lived assets: Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment of the assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment of long-lived assets in 2019, 2018, or 2017.
Contingent stock consideration: Contingent stock, which is provided as consideration in business acquisitions, is valued based on the fair value of stock issued. The contingent stock consideration is discounted using the Company’s weighted average cost of capital and the accretion of interest is recorded in the consolidated statements of operations as a component of interest expense.
Stock-based compensation: The Company grants common stock options to certain employees and officers. Stock option compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period.
Income taxes: The Company is organized as a C-corporation and is taxable at the federal and state level. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the book basis of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates as of the date of enactment.
The Company follows ASC Topic 740, Income Taxes, for accounting for uncertainty in income taxes. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Company files tax returns in all appropriate jurisdictions, which includes a federal tax return and three state returns. Open tax years for the federal and state returns are 2016 to 2018, which statutes expire in 2020 to 2022, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in general and administrative expenses in the consolidated statements of operations.
Comprehensive income (loss): Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than transactions with stockholders. Management has determined that net income (loss) is the Company’s only component of comprehensive income (loss). Accordingly, there is no difference between net income (loss) and comprehensive income (loss).
Earnings (loss) per share: The Company determines earnings per share in accordance with the authoritative guidance in ASC Topic 260, Earnings Per Share. The Company computes basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share are computed in the same manner as basic earnings per share, except that the number of shares is increased to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.
Debt issuance costs: Debt issuance costs are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the contractual terms of the related loans and are presented as an offset to the related loans.
Reverse recapitalization expenses. Legal fees and other costs that were determined to be direct and incremental to the reverse recapitalization were recorded to equity as additional paid-in capital. Other fees associated with the reverse recapitalization that were not direct and incremental were recorded to other expenses, net on the consolidated statements of operations.
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations. Advertising costs were $4.7 million, $3.0 million, and $2.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company's fiscal year beginning after December 15, 2020, including interim periods within that fiscal year, unless the Company disqualifies as an emerging growth company, in which case earlier adoption may be required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Although the Company is currently evaluating the impact of the adoption of ASU 2019-12, the Company does not expect it to have a material impact on its consolidated financial statements.
Note 3. Reverse Recapitalization
As discussed in Note 1, on November 20, 2019, Accel Entertainment, Inc., consummated a business combination pursuant to the Transaction Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Transaction Agreement, TPG Holdings Corp. acquired, directly or indirectly, all of the issued and outstanding shares of common stock and preferred stock of Accel Entertainment, Inc. In connection with reverse recapitalization, TPG Pace Holdings Corp. changed its name to Accel Entertainment, Inc.
The consideration paid to holders of Accel stock in connection with the reverse recapitalization and subject to the terms and conditions of the Transaction Agreement, consisted of a mix of consideration comprised of cash consideration equal to the number of shares of Accel stock for which such holder of Accel stock made a cash election multiplied by $177 per share (the “Purchase Price”) and share consideration comprised of a number of Class A-1 Shares equal to the number of shares of Accel Stock for which such holder of Accel Stock did not make a cash election multiplied by an exchange ratio calculated by dividing the Purchase Price by $10.30, which was the closing price of the common stock of TPG Pace Holdings Corp. on November 20, 2019. In addition, each holder of Accel stock that made a cash election with respect to less than 70% of its shares of Accel stock received its pro rata share, with such pro rata share determined with reference to a number of shares equal to 70% of such holder’s shares of Accel Stock less the number of shares of Accel stock with respect to which such holder made a cash election, of 2,444,444 2019 Warrants, subject to

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the conditions set forth in a warrant agreement and 3,000,000 Class A-2 Shares, subject to the conditions set forth in a restricted stock agreement.
In connection with the reverse recapitalization, TPG Pace Holdings and its affiliates converted 7,500,000 of Class A-1 Shares, 4,888,889 2019 Warrants subject to the conditions set forth in the New Pace Warrant Agreement and 2,000,000 Class A-2 Shares, subject to the conditions set forth in a restricted stock agreement.
As part of an Investment Private Placement, certain accredited investors (as defined by Rule 501 of Regulation D) agreed to subscribe for and purchase and Pace agreed to issue and sell to such investors 4,696,675 Class A-1 Shares for a purchase price of $10.22 per share, or an aggregate of approximately $48 million. The proceeds from the Investment Private Placement was used to fund a portion of the cash consideration required in the reverse recapitalization.
In connection with the reverse recapitalization, Accel repurchased approximately 36,157 shares of its stock from certain employees, directors and officers at a repurchase price of $177 per share in order to facilitate (i) the repayment of existing loans to Accel’s executive officers, (ii) the exercise of vested options and (iii) funding any resulting tax obligations from the exercise of such vested options.
In accounting for the reverse recapitalization, the net equity infusion from the reverse recapitalization was $29.3 million as shown in the table below (in thousands):

Amount
TPG Holdings Corp cash balance, November 19, 2019	$429,952
Less redemption of Accel shares prior to reverse recapitalization	(413,733)
Cash balance prior to backstop equity financing	16,219
Plus funds from Investment Private Placement	48,038
Cash balance prior to consummation of the reverse recapitalization	64,257
Less adjustments to equity infusion:
Payment for sponsor loan	(4,000)
Transaction costs related to the reverse recapitalization, net of tax	(31,005)
Net equity infusion prior to stock issuance	29,252
Impact of stock issued in reverse recapitalization	10
Net equity infusion from reverse recapitalization	29,262
Less impact from conversion of treasury stock and issuance of warrants	(7,415)
Net impact to additional paid-in-capital from reverse recapitalization	$21,847

Capitalization Adjustments
The table below summarizes the number of shares of Accel issued upon consummation of the reverse recapitalization consisting of (i) the number of shares of Accel stock outstanding immediately before the reverse recapitalization along with the impact of the exchange ratio.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Accel Capital Stock - pre reverse recapitalization	Number of Shares
Class A Common Stock	472,773
Class B Common Stock	662,228
Class C Preferred Stock	1,530,779
Class D Preferred Stock	944,925

Total Shares of Accel Stock on November 20, 2019	3,610,705
Exchange ratio	17.188531
Effect of exchange ratio to convert Accel stock to A-1 Common Stock	62,062,715
Shares issued in reverse recapitalization	14,574,755
Total A-1 Common Stock	76,637,470

Immediately after the reverse recapitalization, there were 76,637,470 Class A-1 Shares, 4,999,999 Class A-2 Shares, and 22,333,308 warrants to purchase Class A-1 Share issued and outstanding. Upon the closing, the Company's Class A-1 Shares and warrants began trading on the New York Stock Exchange.
Note 4. Investment in Convertible Note
On July 19, 2019, the Company entered into an agreement to purchase up to $30.0 million in convertible promissory notes that bear interest at 3% per annum from another terminal operator. The Company has the option of converting the notes to common stock of the terminal operator prior to the maturity date. At closing, the Company purchased a $5.0 million note which is subordinated to the terminal operator’s credit facility and matures six months following the satisfaction of administrative conditions.
On October 11, 2019, the Company purchased an additional $25.0 million note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, will be payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of December 31, 2019. For more information on how the Company determined the fair value of the convertible note, see Note 11.
Note 5. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2019	2018
Video game terminals and equipment	$166,850	$126,043
Amusement and other equipment	16,417	12,539
Office equipment and furniture	1,540	1,827
Computer equipment and software	8,715	5,092
Leasehold improvements	44	44
Vehicles	9,304	7,174
Buildings and improvements	12,075	9,365
Land	911	883
Construction in progress	768	1,339
Total property and equipment	216,624	164,306
Less accumulated depreciation and amortization	(97,423)	(71,864)
Property and equipment, net	$119,201	$92,442

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Depreciation and amortization of property and equipment amounted to $26.4 million, $20.8 million and $16.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly. Gross payments due, based on the number of live locations, are approximately $7.4 million and $8.2 million as of December 31, 2019 and 2018, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.5 million and $7.2 million as of December 31, 2019 and 2018, respectively, of which approximately $1.7 million and $1.8 million is included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. The route and customer acquisition cost asset is comprised of payments made on the contracts of $18.7 million and $18.8 million as of December 31, 2019 and 2018, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $2.2 million and $2.6 million as of December 31, 2019 and 2018, respectively.
Route and customer acquisition costs consist of the following at December 31 (in thousands):

	2019	2018
Cost	$28,501	$27,726
Accumulated amortization	(11,102)	(13,732)
Route and customer acquisition costs, net	$17,399	$13,994

Amortization expense of route and customer acquisition costs was $1.7 million, $3.9 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As previously mentioned, the Company's current year amortization expense decreased by $1.1 million due to the adoption of ASC Topic 606 as the amortization period over which route and customer acquisition costs was extended to include expected renewals.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Cost	$204,353	$147,341
Accumulated amortization	(37,570)	(21,302)
Location contracts acquired, net	$166,783	$126,038

Each asset is amortized over the expected useful life of 10 years. Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows:

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Year ending December 31:
2020	$20,475
2021	20,475
2022	20,475
2023	20,475
2024	20,267
Thereafter	64,615
Total	$166,783

Amortization expense of location contracts acquired was $16.2 million, $10.8 million and $6.5 million, during the years ended December 31, 2019, 2018 and 2017, respectively.
Note 8. Goodwill
On September 16, 2019, the Company acquired Grand River Jackpot which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $34.5 million as of December 31, 2019, of which $27.3 million is deductible for tax purposes. See Note 10 for more information on how the amount of goodwill was calculated.
The Company had no goodwill prior to the Grand River Jackpot acquisition.
Given the very short timeframe between the initial recording of the goodwill and the Company’s annual impairment test on October 1, 2019, the Company did not perform a full valuation by a third party to determine the fair value of its goodwill. Instead the Company assessed qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of its goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded the carrying value of its goodwill was not impaired as of October 1, 2019.
Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2019	2018
New Credit Facility:
Revolving credit facility	$58,500	$—
Term Loan	240,000	—
Delayed Draw Term Loan (DDTL)	60,000	—
Prior Credit Facility:
Line of credit	—	50,000
Contract draw loan	—	67,000
Term loans	—	115,625
Total debt	358,500	232,625
Less: Debt issuance costs	(8,808)	(1,230)
Total debt, net of debt issuance costs	349,692	231,395
Less: Current maturities	(15,000)	(62,500)
Total debt, net of current maturities	$334,692	$168,895

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

New Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes from time to time, the Company entered into a credit agreement (the “Credit Agreement”) as borrower, the Company and its wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:

•	$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,

•	$240.0 million initial term loan facility and

•	$125.0 million additional term loan facility.
As of December 31, 2019, there remained approximately $106.5 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of its assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2019, the weighted-average interest rate was approximately 4.45%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility. Additionally, the Company is required to pay an upfront fee with respect to any funded additional term loans.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. Until the delivery of the initial financial statements under the Credit Agreement, the revolving loans and term loans bear interest, at the option of the Company, at either (a) ABR plus a margin of 1.25% or (b) LIBOR plus a margin of 2.25%.
The additional term loan facility is available for borrowings until November 13, 2020. Each of the revolving loans and the term loans mature on November 13, 2024.
The term loans and, once drawn, the additional term loans will amortize at an annual rate equal to approximately 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, the Company may be required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Credit Agreement may be prepaid without premium or penalty, subject to customary LIBOR “breakage” costs.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, and requires the Company and certain of its affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.
In addition, the Credit Agreement requires the Company to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the Closing Date and determined on the basis of the four most recently ended fiscal quarters of the Company for which financial statements have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights.
If an event of default (as such term is defined in the Credit Agreement) occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the lenders’ commitments thereunder, foreclosure on collateral, and all other remedial actions available to a secured creditor. The failure to pay certain amounts owing under the Credit Agreement may result in an increase in the interest rate applicable thereto.
The Company was in compliance with all debt covenants as of December 31, 2019.
The Company incurred $8.8 million of debt issuance costs related to the New Senior Secured Credit Facility, which will be amortized over the life of the Facility.
Prior Credit Facility
On December 8, 2015, the Company entered into an Amended and Restated Loan and Security Agreement with a syndicated group of banks. Under this agreement term loan availability was a $50,000,000, contract draw loan availability was $40,000,000, and revolving line of credit availability was $35,000,000. Interest applicable on the term loan, contract draw loan, and revolving line of credit was payable on unpaid balance at the variable per annum LIBOR plus an applicable margin, as defined, ranging from 2.00% to 3.25% depending on the ratio of the Company’s Secured Debt to EBITDA, as defined. On November 15, 2016, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amendment”) with most of the same syndicated group of banks which provided for a total loan facility of $210,000,000 and includes term loan availability, contract draw availability, and line of credit availability. On April 10, 2018, the Company entered into a Third Amended and Restated Loan and Security Agreement (“Third Amendment”) with most of the same syndicated group of banks in prior loan agreements, and increased the loan facility from $210,000,000 to $300,000,000. The Third Amendment extended the agreement maturity date from November 2021 to April 2023.
Under the Second Amendment, interest applicable on all facilities was payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined, ranging from 1.95% to 3.00% depending on the ratio of the Company’s Secured Debt to EBITDA, as defined. An unused line fee of 0.30% was payable monthly on the difference between the total availability and the average daily balance of the revolving line of credit and the contract loan draw outstanding.
Under the Third Amendment, interest on all credit facilities was payable monthly on unpaid balances at the variable per annum LIBOR rate (2.51% at December 31, 2018) plus an applicable margin, as defined, ranging from 1.70% to 2.50% depending on the ratio of the Company’s Secured Debt to EBITDA, as defined. As of December 31, 2018, the average interest rate was approximately 4.60%. An unused line fee of 0.25% was payable monthly on the difference between the total availability and the average daily balance of the line of credit and the contract draw loan outstanding.
The Third Amendment increased the term loan availability from $90,000,000 to $125,000,000 and required quarterly principal payments of $3,125,000 through March 31, 2020, $3,906,250 through March 31, 2022, $4,687,500 through March 31, 2023, and the remaining balance due upon maturity in April 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Third Amendment increased the contract draw availability from $65,000,000 to $90,000,000 and changed from a borrowing draw loan to a revolving facility whereby the Company could borrow and repay throughout the term of the agreement with no required loan repayments until maturity in April 2023.
The Third Amendment increased the maximum line of credit borrowings from $55,000,000 to $85,000,000 subject to a borrowing base which was defined as the sum of 90% of the Company’s vault cash outstanding, as defined; less payables owed to establishment owners, the State of Illinois and the Illinois Gaming Board. Payments could be made on demand at the Company’s election, and were only required if the balance exceeds the lesser of the total line of credit commitment of $85,000,000 or the revolving loan availability.
Additionally, the Company had the ability to utilize letters of credit.
The credit facilities were collateralized by substantially all assets of the Company and included defined financial covenants related to leverage, fixed charge and minimum EBITDA.
The Prior Credit Facility was paid off with the proceeds from the New Senior Secured Credit Facility. In connection with the extinguishment of the Prior Credit Facility, the Company recorded a loss from debt extinguishment of $1.1 million.
The principal maturities of long-term debt as of December 31, 2019 are as follows (in thousands):

Year ending December 31:
2020	$15,000
2021	15,000
2022	15,000
2023	15,000
2024	298,500
Total debt	$358,500

The estimated fair value of the Company's debt at December 31, 2019 approximated its carrying value as the debt facilities as of such date bore interest based on prevailing variable market rates and as such were categorized as a Level 2 in the fair value hierarchy as defined in Note 11.
The fair value of the Company’s debt at December 31, 2018 was estimated based on observable inputs such as the change in yield on comparable indices and unobservable inputs such as the enterprise value. The inputs used to determine the fair value were classified as Level 2 and Level 3 in the fair value hierarchy.
The carrying value and estimated fair value of our debt at December 31, was as follows (in thousands):

	2019	2018
Carrying value	$349,692	$231,395
Estimated Fair value	349,692	229,763

Note 10. Business and Asset Acquisitions
2019 Business Acquisitions
Grand River Jackpot
On August 26, 2019, the Company entered into an agreement to acquire all issued and outstanding membership interests in Grand River Jackpot, LLC and subsidiaries (“Grand River”), a terminal operator licensed by the State of Illinois Gaming Board.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On September 16, 2019, the Company completed its acquisition of Grand River. Grand River had 2,009 VGTs in over 450 licensed establishments. The Company completed this transaction in order to expand its presence within the State of Illinois.
The acquisition aggregate purchase consideration transferred totaled $113.7 million, which included: i) a cash payment made at closing of $100.0 million; ii) a subsequent cash payment of approximately $6.6 million for a working capital adjustment and; iii) contingent purchase consideration with an estimated fair value of $7.1 million. The contingent consideration represents two installment payments that are to be paid, up to a maximum amount, as follows: i) $2.5 million within 30 days following the one-year anniversary of the acquisition closing date and; ii) $7.0 million within 30 days following the three-year anniversary of the acquisition closing date. These payments are subject to adjustment based on certain performance measures included within the purchase agreement. The estimated fair value was determined based on the Company’s expected probability of future payment, discounted using Grand River’s weighted average cost of capital. The cash payment made at closing and subsequent working capital adjustment payment were both funded with the Company’s existing credit facilities.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price that are not yet finalized are primarily related to the valuation of location contracts, property and equipment, contingent consideration, and a final adjustment to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Grand River acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce and corresponding synergies, and is amortizable for income tax purposes. Management plans to integrate the Grand River acquisition into its existing business structure, which is comprised of a single reporting unit.
The following table summarizes the fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$106,578
Contingent consideration	7,136
Total consideration	$113,714
Cash	$8,861
Location contracts acquired	53,200
Property and equipment:
Video game terminals and equipment	18,000
Land	28
Buildings	548
Vehicles	600
Goodwill	34,511
Total assets acquired	115,748
Accounts payable assumed	(532)
Accrued expenses assumed	(1,502)
Net assets acquired	$113,714

The Company incurred $0.2 million in acquisition related costs that are included in other operating expenses within the consolidated statement of operations for the period ended December 31, 2019.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The results of operations for Grand River are included in the consolidated financial statements of the Company from the date of acquisition. Grand River's acquired assets generated revenues and net income of $16.6 million and $1.2 million for the period from the acquisition date of September 16, 2019, through December 31, 2019.
2019 Asset Acquisition
On September 23, 2019, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Gaming Systems, LLC (“IGS”) terminal use agreements and equipment representing the operations of 139 video game terminals in 29 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration consisted of: i) cash payment of $2.4 million paid at closing and; ii) note payable of $2.3 million issued at closing which is recorded in consideration payables. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $1.7 million and; ii) location contracts totaling $3.0 million. The note payable bears interest of 5% and is due in full on March 23, 2020.
2018 Business Acquisitions
The following table summarizes the consideration paid and the fair values of the tangible and intangible assets acquired at the acquisition dates for the Company’s 2018 business acquisitions (in thousands):

	Quad B	Skyhigh	G3	Mike's Amusement	Family Amusement	Total
Cash paid at closing	$610	$9,268	$36,500	$3,500	$1,512	$51,390
Contingent consideration payable	—	4,324	1,026	—	—	5,350
Promissory note	—	—	—	—	3,368	3,368
Due to seller	—	618	3,019	—	—	3,637
Total Consideration	$610	$14,210	$40,545	$3,500	$4,880	$63,745
Cash	$—	$1,126	$2,507	$—	$—	$3,633
Video game terminals and equipment	—	506	3,009	—	—	3,515
Amusement and other equipment	472	59	204	420	300	1,455
Location contracts acquired	138	12,519	34,825	3,080	4,580	55,142
Total fair value of net assets acquired	610	14,210	40,545	3,500	4,880	63,745

Quad B
On September 1, 2018, the Company acquired certain assets of B.B.B.B., Inc. (“Quad B”), an Illinois amusement operator. The Company acquired 61 locations that are or are expected to become operational. Quad B’s acquired assets generated revenues and net income of $0.1 million and $0.1 million, respectively, for the period from the acquisition date of September 1, 2018, through December 31, 2018. Quad B’s acquired assets generated revenues and net income of $0.3 million and $0.1 million, respectively, for the year ended December 31, 2019.
Skyhigh Gaming
On August 1, 2018, the Company acquired certain assets of Skyhigh Gaming, LLC (“Skyhigh”), an Illinois licensed terminal operator. The Company initially acquired 23 locations that are or are expected to become operational.
The Company has a contingent consideration payable related to certain locations, as defined, in the acquisition agreement placed in operation during five years after the acquisition date (“the installment period”). The Company will pay Skyhigh 18.44% of the adjusted net terminal income, related to locations in operation during five years after the acquisition date. Payments will be

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

made on a monthly basis for the first two years and every three months for the latter three years, through July 2023. The agreement also provides for a final payment upon the expiration of the installment period equal to 1.75 times the adjusted and defined net terminal income generated by the locations in the twelve-month period ending on the final payment date. The fair value of contingent consideration due as of December 31, 2019 and 2018 were $4.7 million and $4.5 million, respectively. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets at December 31, 2019 and 2018. The contingent consideration accrued is measured at fair value on a recurring basis. The maximum amount is determined based on the net terminal income for the related locations.
Skyhigh’s acquired assets generated revenues and net income of $3.9 million and $1.1 million, respectively, for the period from the acquisition date of August 1, 2018, through December 31, 2018. Skyhigh’s acquired assets generated revenues and net income of $9.3 million and $2.2 million, respectively, for the year ended December 31, 2019.
G3 Gaming
On October 16, 2018, the Company acquired certain assets of G3 Gaming, LLC (“G3”), an Illinois licensed terminal operator. The Company initially acquired 87 locations that are or are expected to become operational.
The Company has contingent consideration payable related to locations placed in operation during the three years after the acquisition date whereby the Company will pay G3 a specified percent of the monthly terminal operator revenue less video gaming terminal fees for pending locations, recently added locations, and for a specified group of target establishments through 2022. The fair value of contingent consideration due as of December 31, 2019 and 2018 were $3.1 million and $1.0 million, respectively. The maximum amount is determined based on the net terminal income for the related locations.
G3’s acquired assets generated revenues and net income of $4.3 million and $0.8 million, respectively, for the period from the acquisition date of October 16, 2018, through December 31, 2018. G3’s acquired assets generated revenues and net income of $21.8 million and $3.3 million, respectively, for the year ended December 31, 2019.
Mike’s Amusements
On October 16, 2018, the Company acquired certain assets of Mike’s Amusements, Inc. (“Mike’s Amusements”), an Illinois amusement operator. The Company initially acquired 73 locations that are or are expected to become operational.
Mike’s Amusement’s acquired assets generated revenues and net income of $0.2 million and $0.1 million, respectively, for the period from the acquisition date of October 16, 2018, through December 31, 2018. Mike’s Amusement’s acquired assets generated revenues and net income of $1.0 million and $0.4 million, respectively, for the year ended December 31, 2019.
Family Amusement
On October 31, 2018, the Company entered into an agreement to acquire certain assets of Family Amusement, Inc. (“Family Amusement”), an Illinois amusement operator. The Company initially acquired 139 locations that are or are expected to become operational. Family Amusement’s acquired assets generated revenues and net income of $0.1 million and $0.1 million, respectively, for the period from the acquisition date of October 31, 2018, ending on December 31, 2018. Family Amusement’s acquired assets generated revenues and net income of $0.4 million and $0.2 million, respectively, for the year ended December 31, 2019.
The Company entered into a promissory note in connection with the acquisition. The promissory note provides for three annual installments of $0.4 million from 2019 through 2021, one installment of $0.7 million in 2022, and one installment of $2.1 million in 2023. The first installment was paid upon signing of the promissory note and each subsequent installment shall be paid on or before the anniversary date of the signing of the promissory note. The fair value of the consideration due as of December 31, 2019 and 2018 was $3.1 million and $3.4 million, respectively. The consideration is included in the consideration payable on the consolidated balance sheets at December 31, 2019 and 2018. The Company and Family Amusement had a pre-existing relationship

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

prior to the business acquisition. Under that pre-existing relationship the Company had route and customer acquisition costs payable to Family Amusement. As a result of the business acquisition, the pre-existing route and customer acquisition payables to Family Amusement were settled and cost and accumulated amortization of the existing Family Amusement route and customer acquisition cost assets was disposed, and a $0.1 million reduction in amortization of route and customer acquisition costs and location contracts acquired was recorded.
2017 and prior Business Acquisitions
Fair Share Gaming
On July 1, 2017, the Company acquired certain assets and assumed certain liabilities of Fair Share Gaming, LLC (“Fair Share”), an Illinois licensed terminal operator. The Company initially acquired 125 locations that are or will become operational.
The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid at closing	$48,000
Issuance of common stock to seller	10,794
Contingent stock consideration	3,675
Due to seller	2,055
Contingent consideration	595
Total consideration	$65,119
Cash	$4,926
Video game terminals and equipment	6,363
Vehicles	126
Amusement and other equipment	1,148
Location contracts acquired	52,716
Total assets acquired	65,279
Accrued expenses assumed	(160)
Net assets acquired	$65,119

The Company has a contingent consideration payable related to certain locations, as defined in the acquisition agreement, in operation one year after the acquisition date. The Company will pay Fair Share half of the Company’s share of revenue after the state taxes based on the number of locations expected to be in operation one year after the acquisition date. On the one-year anniversary of the date the location goes live, monthly payments commence for a period of two years. The fair value of contingent consideration due as of December 31, 2019 and December 31, 2018 was $2.0 million and $1.0 million, respectively. The remaining contingent consideration is included in the consideration payable on the consolidated balance sheets. The contingent consideration accrued is measured at fair value on a recurring basis. The maximum amount is determined based on the net terminal income for the related locations.
The purchase agreement provided for $15 million of the purchase price to be paid through the issuance of Class A Common Stock in the Company. The purchase agreement allowed for an adjustment to the $15 million issuance of common stock to the seller fifteen months after the date of acquisition predicated on the estimated value of the Company at September 30, 2018. The fair value of the common stock issued on the acquisition date was $10.8 million. The difference between the $15 million provided for in the purchase agreement and the fair value of the common stock issued was discounted and $3.7 million was recorded as contingent stock consideration at the acquisition date. The adjustment was determined based on the difference between estimated

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Accel Value, as defined, at the acquisition date and actual Accel Value, as defined, as of September 30, 2018. As a result of this adjustment, 3,956 shares of Common Stock A were received back from Fair Share and placed into treasury during the year ended December 31, 2018.
Fair Share’s acquired assets generated revenues and net income of $19.0 million and $3.3 million, respectively, for the period from the acquisition date of July 1, 2017, through December 31, 2017. Fair Share’s acquired assets generated revenues and net income of $40.8 million and $7.0 million, respectively, for the year ended December 31, 2018. Fair Share’s acquired assets generated revenues and net income of $42.8 million and $7.8 million, respectively, for the year ended December 31, 2019.
Abraham
On June 1, 2016, the Company acquired certain assets and assumed certain liabilities of Abraham Gaming, LLC (“Abraham”), an Illinois licensed terminal operator. The Company initially acquired 138 locations that are or are expected to become operational.
The Company has a contingent consideration payable related to certain locations in operation two years after these locations go live. The Company will make one payment to Abraham for half of the Company’s share of revenue after the state taxes related to locations in operation within 10 business days after determining the amount owed related to the two years of operations. The fair value of contingent consideration due as of December 31, 2019 and 2018, was $0.1 million and $0.2 million, respectively. The remaining contingent consideration is included in the consideration payable on the consolidated balance sheets. The contingent consideration accrued is measured at fair value on a recurring basis. The maximum amount is determined based on the net terminal income for the related locations.
TAV Gaming
On December 30, 2014, the Company acquired certain assets and assumed certain liabilities of TAV Gaming, Inc. (“TAV”), an Illinois licensed terminal operator.
The total purchase consideration payable to TAV is subject to earnouts based on actual locations placed in operation and the performance thereof. The Company initially acquired 32 locations that were or would become operational. Consideration payable due to TAV in relation to the acquisition was $4.0 million and $1.4 million at December 31, 2019 and 2018, respectively, which is included in consideration payable in the accompanying consolidated balance sheets. The Company makes monthly payments of principal and interest due through December 30, 2024.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2019, 2018 and 2017 as if the acquisitions of Grand River, Quad B, Skyhigh, G3, Mike’s Amusements, Family Amusement and Fair Share Gaming, had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquirees prior to the acquisition dates and are not necessarily indicative of what Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition. This unaudited pro forma information for the years ended December 31, does not project revenues and income before income tax expense post acquisition (in thousands).

	2019	2018	2017
Revenues	$466,466	$409,142	$467,676
Net (loss) income	(2,598)	16,098	26,535

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2019 and 2018. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at December 31 (in thousands) :

	2019		2018
	Current	Long-Term	Current	Long-Term
TAV	$490	$3,497	$194	$1,232
Abraham	55	—	207	—
Fair Share Gaming	1,057	899	1,027	—
Family Amusement	293	2,815	357	3,011
Skyhigh	763	3,948	550	3,971
G3	2,952	154	221	806
Grand River	2,304	5,113	—	—
IGS	2,379	—	—	—
Total	$10,293	$16,426	$2,556	$9,020

Note 11. Fair Value Measurements
ASC Topic 820, "Fair Value Measurements and Disclosures,", establishes a framework for measuring fair value and the corresponding disclosure requirements around fair value measurements. This topic applies to all financial instruments that are being measured and reported on a fair value basis.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the various methods including market, income and cost approaches are used. Based on these approaches, certain assumptions are utilized that the market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. Valuation techniques are utilized that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, it is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Convertible promissory notes
In valuing it's convertible promissory notes, the Company utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
The discount rate is the risk-adjusted discount rate that is implied by the rate that allows the discounted cash flows with all terms and conditions modeled to equal the total cash consideration. As such, after modeling the features of convertible promissory notes as of the issuance date using the lattice model framework outlined above, the Company solved for the discount rate that resulted in a value for the note equal to the total cash consideration. The valuation of the Company's convertible promissory notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation.
Contingent consideration
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$6,782	$—	$—	$6,782

The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. A hypothetical 1% increase in the applicable discount rate would decrease other expenses, net by approximately $0.2 million while a hypothetical 1% decrease in the applicable discount rate would increase other expenses, net by approximately $0.2 million.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2019	2018	2017
Liabilities:
Contingent consideration:
Beginning of year balance	$6,782	$785	$190
Issuance of contingent consideration in connection with acquisitions	7,216	5,350	595
Payment of contingent consideration	(1,658)	(387)	—
Additional accruals included in earnings	4,987	1,034	—
Ending balance	$17,327	$6,782	$785

Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying consolidated statements of operations.
Note 12. Stockholders’ Equity
As discussed in Notes 1 and 3, on November 20, 2019, the Company, consummated a reverse recapitalization pursuant to the Transaction Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the shares issued and outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: i) 1,000,000 shares of preferred stock; ii) 250,000,000 shares of Class A-1 Common Stock, ii) 10,000,000 shares of Class A-2 Common Stock.
Class A-1 Common Stock
The holders of the Class A-1 Common Stock are entitled to one vote for each share. The holders of Class A-1 Common Stock are entitled to receive dividends or other distributions when and if declared from time to time and share equally on a per share basis in such dividends and distributions subject to such rights of the holders of preferred stock.
Class A-2 Common Stock
The holders of the Class A-2 Common Stock do not have voting rights and are not entitled to receive or participate in any dividends or distributions when and if declared from time to time.
As discussed in Note 3, 5,000,000 shares of Class A-2 Common Stock were issued with other consideration prior to the reverse recapitalization, subject to the conditions set forth in a restricted stock agreement, which sets forth the terms upon which the Class A-2 Shares will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Shares. The exchange of Class A-2 Shares for Class A-1 Shares will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:

•
Tranche I, equal to 1,666,666 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the EBITDA for the last twelve months (“LTM EBITDA”) of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2021, March 31, 2022 or June 30, 2022 equals or exceeds $132 million or (ii) the closing sale price of Class A-1 Shares on the New York Stock Exchange (“NYSE”) equals or exceeds $12.00 for at least twenty trading days in any consecutive thirty trading day period;

•	Tranche II, equal to 1,666,667 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the LTM EBITDA of

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2022, March 31, 2023 or June 30, 2023 equals or exceeds $152 million or (ii) the closing sale price of Class A-1 Shares on the NYSE equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and

•
Tranche III, equal to 1,666,667 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2023, March 31, 2024 or June 30, 2024 equals or exceeds $172 million or (ii) the closing sale price of Class A-1 Shares on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.

The LTM EBITDA thresholds will be reasonably adjusted by the independent directors of the board of the Company (the “Board”) from time to time to take into account the anticipated effect of any acquisitions or dispositions that exceed certain thresholds and are otherwise materially different from certain forecasts.
Notwithstanding the foregoing, Class A-2 Shares, if not previously exchanged for Class A-1 Shares pursuant to the triggers described above, will be exchanged for an equal number of Class A-1 Shares immediately prior to the consummation of a transaction or series of related transactions that would result in a third party or group (as defined in or under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becoming the beneficial owner of, directly or indirectly, more than fifty percent of the total voting power of the equity securities of the Company, or more than fifty percent of the consolidated net revenues, net income or total assets (including equity securities of its subsidiaries) of the Company, provided that the satisfaction of the conditions set forth in the aforementioned triggers cannot be determined at such time.
The Restricted Stock Agreement further provides that holders of Class A-2 Shares are not required to exchange such shares for Class A-1 Shares if, (x) prior to giving effect to exchanges pursuant to the triggers described above, such holder beneficially owns less than 4.99% of the issued and outstanding Class A-1 Shares, and (y) after giving effect to the exchanges pursuant to the triggers described above, such holder would beneficially own in excess of 4.99% of the issued and outstanding Class A-1 Shares. However, notwithstanding the limitation described in the previous sentence, if and when a holder of Class A-2 Shares has obtained all required gaming approvals from the applicable gaming authorities permitting such holder to beneficially own Class A-1 Shares in excess of 4.99%, then the Class A-2 Shares held by such holder which are subject to exchange shall immediately be exchanged for Class A-1 Shares without regard to the limitation.
On January 14, 2020, the market condition for the conversion of Tranche I was satisfied. Accordingly, 1,666,666 Class A-2 shares were converted into Class A-1 shares.
Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual shareholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. As of December 31, 2019, and 2018, there were 0 and 190,575 shares of warrants outstanding. During the year ended December 31, 2019, 190,575 warrants were exercised prior to the reverse recapitalization for proceeds of $3,392,235. During the year ended December 31, 2017, 11,500 warrants were exercised for proceeds of $204,700.
As discussed in Note 3, 7,333,326 warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “2019 Warrants”). As a part of the reverse recapitalization, 2,444,437 2019 warrants were canceled and reissued under the same terms and conditions to Accel legacy shareholders. Each warrant expires five years from issuance and entitles the holder to purchase one Class A-1 Share at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The 2019 Warrants may be redeemed, at the option of the Company, ninety (90) days after they are first exercisable and prior to their expiration, at a price equal to a number of Class A-1 Stock determined by reference to the table below, based on the redemption date (calculated for purposes of the table as the period to expiration of the 2019 Warrants) and the “Fair Market Value” (the “Alternative Redemption Price”) (as such terms are defined in the 2019 Warrant Agreement) provided that the last sales price of the Class A-1 Stock reported has been at least $10.00 per share, on the trading day prior to the date on which notice of the redemption is given, subject to certain terms of the 2019 Warrant Agreement.
In 2017, 15,000,000 warrants to purchase shares of Class A-1 Common Stock were issued in connection with the formation of TPG Pace Holdings (“Public Warrants”). Each warrant expires five years from issuance and entitles the holder to purchase one Class A-1 Share at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
The Public Warrants may be redeemed for cash at the option of the Company, at any time while they are exercisable and prior to their expiration, at the price of $0.01 per Public Warrant, provided that the last sales price of the Class A-1 Stock reported has been at least $18.00 per share, on each of twenty (20) trading days within the thirty (30) trading-day period ending on the third Business Day prior to the date on which notice of the redemption is given, subject to certain terms of the Public Warrant Agreement.
The Public Warrants may be redeemed, at the option of the Company, ninety (90) days after they are first exercisable and prior to their expiration, at a price equal to a number of Class A-1 Stock determined by reference to the table below, based on the redemption date (calculated for purposes of the table as the period to expiration of the Public Warrants) and the “Fair Market Value” (the “Alternative Redemption Price”) (as such terms are defined in the Public Warrant Agreement) provided that the last sales price of the Class A-1 Stock reported has been at least $10.00 per share, on the trading day prior to the date on which notice of the redemption is given, subject to certain terms of the Public Warrant Agreement.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Redemption Date	Fair Market Value of Class A-1 shares
(period to expiration of the New Accel Warrants)	$10	$11	$12	$13	$14	$15	$16	$17	$18
57 months	0.257	0.277	0.294	0.310	0.324	0.337	0.348	0.358	0.365
54 months	0.252	0.272	0.291	0.307	0.322	0.335	0.347	0.357	0.365
51 months	0.246	0.268	0.287	0.304	0.320	0.333	0.346	0.357	0.365
48 months	0.241	0.263	0.283	0.301	0.317	0.332	0.344	0.356	0.365
45 months	0.235	0.258	0.279	0.298	0.315	0.330	0.343	0.356	0.365
42 months	0.228	0.252	0.274	0.294	0.312	0.328	0.342	0.355	0.364
39 months	0.221	0.246	0.269	0.290	0.309	0.325	0.340	0.354	0.364
36 months	0.213	0.239	0.263	0.285	0.305	0.323	0.339	0.353	0.364
33 months	0.205	0.232	0.257	0.280	0.301	0.320	0.337	0.352	0.364
30 months	0.196	0.224	0.250	0.274	0.297	0.316	0.335	0.351	0.364
27 months	0.185	0.214	0.242	0.268	0.291	0.313	0.332	0.350	0.364
24 months	0.173	0.204	0.233	0.260	0.285	0.308	0.329	0.348	0.364
21 months	0.161	0.193	0.223	0.252	0.279	0.304	0.326	0.347	0.364
18 months	0.146	0.179	0.211	0.242	0.271	0.298	0.322	0.345	0.363
15 months	0.130	0.164	0.197	0.230	0.262	0.291	0.317	0.342	0.363
12 months	0.111	0.146	0.181	0.216	0.250	0.282	0.312	0.339	0.363
9 months	0.090	0.125	0.162	0.199	0.237	0.272	0.305	0.336	0.362
6 months	0.065	0.099	0.137	0.178	0.219	0.259	0.296	0.331	0.362
3 months	0.034	0.065	0.104	0.150	0.197	0.243	0.286	0.326	0.361
0 months	—	—	0.042	0.115	0.179	0.233	0.281	0.323	0.361

The exact Fair Market Value and Redemption Date (as defined) may not be set forth in the table above, in which case, if the Fair Market Value is between two values in the table or the Redemption Date is between two redemption dates in the table, the number of Class A-1 Stock to be issued for each 2019 Warrant redeemed will be determined by a straight-line interpolation between the number of shares set forth for the higher and lower Fair Market Values and the earlier and later redemption dates, as applicable, based on a 365-day year.
At December 31, 2019 and 2018, the Company has reserved Class A-1 Common Stock for future issuance in relation to the following:

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2019	2018
Class A-1 Common Stock warrants issued and outstanding	22,333,308	3,275,704
Class A-1 Common Stock options issued and outstanding	2,376,700	5,622,557
Conversion of Class A-2 Common Stock	4,999,999	—
Class A-1 Common Stock reserved for issuance	29,710,007	8,898,261

Note 13. Video Gaming Terminal Fees
In accordance with the Illinois Video Gaming Act, a 33% tax on net terminal income, as defined, is payable to the State of Illinois Gaming Board. Effective July 2019, the Illinois tax on net terminal income increased to 33% from 30%. Through July 2018, a 0.7275% administrative fee was payable to a third-party at the direction of the State of Illinois Gaming Board (the “Administrative Fee”). Effective July 2018, the administrative fee increased to 0.8513%. Video gaming terminal fees, which consist of the tax and administrative fee, amounted to $133.2 million, $99.1 million and $73.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net terminal income remaining is split “50/50” between the Company and the licensed video gaming location and amounted to $138.8 million, $111.4 million and $83.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The video gaming terminal fee, administrative fee and the licensed video game location net terminal income share are recorded in video gaming expenses in the accompanying consolidated statements of operations.
Note 14. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and 21 years of age. The Company may elect to make a discretionary matching contribution to the Plan. Participants vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment according to the discretionary plan. During February 2017, the Company added an employer match of 50% of the participants’ contribution up to 5% of their compensation. Participants are fully vested after one year of employment. The Company incurred 401(k)-benefit plan expense of approximately $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Incentive Compensation Plan
Included in certain employee agreements are provisions for bonuses, which are determined at the discretion of management. Bonus expense amounted to $2.1 million, $1.8 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Accrued bonuses amounted to $1.7 million at December 31, 2019 and 2018.
Note 15. Stock-based Compensation
The Company grants various types of stock-based awards including stock options. Stock compensation awards granted are valued on the date of grant and are expensed over the required service period.
Grant of Options
The Company previously adopted the 2011 Equity Incentive Plan of Accel Entertainment, Inc., and in 2016 the Company adopted the 2016 Equity Incentive Plan of Accel Entertainment, Inc., (collectively, “the Plans”). Under the Plans, the aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the Plans will not exceed ten percent of the outstanding shares of the Company. Options generally vest over a three to five-year period. The exercise price of stock options shall not be less than 100% of the fair market value per share of common stock on the grant date. The term of the options are a maximum of 10 years from the grant date.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company uses the Black-Scholes formula to estimate the fair value of its share-based payments. The volatility assumption used in the Black-Scholes formula is based on the volatility of comparable public companies. The Company determined the share price at grant date used in the Black-Scholes formula based on an internal valuation model.
The fair value assigned to each option is estimated on the date of grant using a Black-Scholes-based option valuation model. The expected term of each option granted represents the period of time that each option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the unit is based on U.S. Treasury yields in effect at the time of grant.
The following assumptions were used in the option valuation model for options granted during the years ended December 31,:

	2019 *	2018	2017
Expected approximate volatility	None	35%	35%
Expected dividends	None	None	None
Expected term (in years)	None	3-5	5
Risk-free rate	None	2.41% - 2.62%	1.81% - 2.18%
Stock price	None	$4 - $5	$3 - $4

* there were no options granted in 2019
A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the years ended December 31, are as follows:

	2019	2018	2017
Options granted	—	108,288	612,771
Vesting period (in years)	—	3 - 5	5

The following table sets forth of the activities of the Company’s vested stock options for the years ended December 31, 2019, 2018 and 2017, as restated to give effect for the reverse recapitalization discussed in Note 3.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2017	4,512,952	$0.60	$1.75
Granted	612,771	1.27	3.72
Exercised	(867,024)	0.59	1.62
Forfeited/expired	(135,789)	0.96	2.73
Outstanding at December 31, 2017	4,122,910	0.69	2.03
Granted	108,288	1.73	5.10
Exercised	(284,642)	0.40	1.15
Forfeited/expired	(114,132)	1.03	2.96
Outstanding at December 31, 2018	3,832,424	0.73	2.16
Granted	—	—	—
Exercised	(2,590,274)	0.62	1.84
Forfeited/expired	(13,751)	0.77	2.33
Outstanding at December 31, 2019	1,228,399	0.96	2.91

A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2019, 2018 and 2017, as restated to give effect for the reverse recapitalization discussed in Note 3.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	3,639,156	$0.60
Granted	612,771	1.27
Vested	(1,380,566)	0.60
Forfeited	(135,789)	0.96
Nonvested at December 31, 2017	2,735,572	0.73
Granted	108,288	1.73
Vested	(1,032,910)	0.62
Forfeited	(101,361)	1.07
Nonvested at December 31, 2018	1,709,589	0.82
Granted	—	—
Vested	(547,537)	0.85
Forfeited	(13,751)	0.77
Nonvested at December 31, 2019	1,148,301	0.95

Total stock compensation expense recognized during the years ended December 31, 2019, 2018 and 2017, was $2.2 million, $0.5 million and $0.8 million, respectively. As of December 31, 2019, and 2018, a total of 80,098 and 1,137,176 options with a weighted-average remaining contractual term of 1.9 and 3.2 years, respectively, granted to key employees were vested. The fair value of options that vested through 2019, 2018 and 2017 was $1.2 million, $0.6 million, and $0.8 million, respectively. As of December 31, 2019, and 2018, there was approximately $0.9 million and $0.9 million, respectively, of unrecognized compensation expense related to time-vesting awards, which is expected to be recognized through 2021. As of December 31, 2019, and 2018, the weighted-average exercise price of the non-vested awards was $2.86 and $2.52, respectively. As of December 31, 2019, and 2018, the weighted-average remaining contractual term of the vested awards was 1.9 and 3.2 years, respectively. As of December 31, 2019, and 2018, the weighted-average remaining contractual term of the outstanding awards was 2.7 and 2.8 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $20.7 million, $4.4 million and $1.7 million, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized excess tax (expense) benefits from stock-based compensation of $(0.1) million, $1.0 million, and $0.1 million, respectively, within income tax expense in the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows. Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess of the deferred tax assets that were previously recorded.
Note 16. Income Taxes
Prior to the consummation of the reverse recapitalization, TPG Pace Holding Corp. was registered in the Cayman Islands. On November 20, 2019 TPG Pace Holding Corp. effected a deregistration as an exempted company in the Cayman Islands under the Cayman Islands Companies Law (2018 Revision), and a domestication as a corporation incorporated under the laws of the State of Delaware under Section 388 of the DGCL, pursuant to which the Company's jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware. This domestication was analyzed under the applicable tax laws and it was determined that there were no significant tax implications associated with the domestication.
The Company recognized income tax expense of $5.2 million, $4.4 million and $1.8 million during the years ended December 31, 2019, 2018 and 2017, respectively, which consists of the following (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2019	2018	2017
Current provision
Federal	$(85)	$(100)	$173
State	43	222	62
Total current provision	(42)	122	235
Deferred provision
Federal	3,740	3,256	955
State	1,501	1,044	564
Total deferred provision	5,241	4,300	1,519
Total income tax expense	$5,199	$4,422	$1,754

A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense is as follows (in thousands):

	2019	2018	2017
Computed “expected” tax (benefit) expense	$(139)	$3,197	$3,422
Increase (decrease) in income taxes resulting from:
State income taxes	1,535	1,219	2
Return-to-provision	49	—	—
Permanent items	4,054	(264)	190
Enacted rate change	—	—	(1,755)
Other	(300)	270	(105)
Total income tax expense	$5,199	$4,422	$1,754

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 35% to 21%. As a result of the enacted law, the Company revalued deferred tax assets and liabilities at the new rate. This revaluation resulted in a benefit of $1.8 million to 2017 income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the consolidated financial statements. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows at December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$6,633	$4,192
Location contracts acquired	4,699	1,887
Other	260	1,032
	11,592	7,111
Deferred tax liabilities:
Property and equipment	24,568	16,006

	$(12,976)	$(8,895)

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. The ultimate realization of

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2019, the Company is in a net deferred tax liability position and is in a three-year cumulative income position. As such, it is the Company's belief that it is more likely than not that its deferred tax assets will be realized.
As of December 31, 2019, and 2018, the Company has not recorded a liability for unrecognized tax benefits.
The following table summarizes carryforwards of net operating losses as of December 31, 2019 and 2018 (in thousands):

	2019		2018
	Amount	Expiration	Amount	Expiration
Federal net operating losses	$27,873	2033 - 2039	$17,942	2031 - 2038
State net operating losses	14,454	2024 - 2031	5,655	2023 - 2030

The Company also has credit carryforwards of approximately $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, which are expected to be fully utilized in 2021.
Note 17. Commitments and Contingencies
The Company leases office space under agreements expiring at various dates from May 2019 through December 2021. Total rent expense under these leases approximated $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognizes rent expense on a straight-line basis over the life of the leases. Rent expense is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Future minimum payments under these leases are as follows (in thousands):

Years ending December 31:
2020	$273
2021	142
2022	104
2023	65
2024	—
Total	$584

The Company has certain earnouts in periods for future location performance related to certain business acquisitions (see discussion in Note 10).
The Company has certain employment agreements that call for salaries and potential severance upon termination.
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to employment of professional and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
Accel has been involved in a series of related litigated matters stemming from claims that Accel wrongly contracted with 10 different licensed establishments (the “Defendant Establishments”) in 2012 in violation of the contractual rights held by J&J Ventures Gaming, LLC (“J&J”), as further described below.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate VGTs within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into exclusive location agreements with the Company. In late August and early September 2012, each of the Defendant Establishments signed separate location agreements with the Company, purporting to grant it the exclusive right to operate VGTs in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the Illinois Gaming Board (“IGB”).
Action Gaming, J&J, and other parties, collectively, the Plaintiffs, filed a complaint against the Company, Rowell, and other parties in the Circuit Court of Cook County (the “Circuit Court”), on August 31, 2012, as amended on November 1, 2012, December 19, 2012, and October 3, 2013, alleging, among other things, that the Company aided and abetted Rowell in breaches of his fiduciary duties and contractual obligations with Action Gaming and tortiously interfered with Action Gaming’s contracts with Rowell and agreements assigned to J&J. The complaint seeks damages and injunctive and equitable relief. On January 24, 2018, the Company filed a motion to dismiss for lack of subject matter jurisdiction, as further described below. On May 14, 2018, the Circuit Court denied the Company’s motion to dismiss and granted a stay to the case, pending a ruling from the IGB on the validity of the J&J Assigned Agreements.
From 2013 to 2015, the Plaintiffs filed additional claims, including J&J Ventures Gaming, LLC et al. v. Wild, Inc. (“Wild”), in various circuit courts seeking declaratory judgements with a number of establishments, including each of the Defendant Establishments, requesting declarations that, among other things, J&J held the exclusive right to operate VGTs at each of the Defendant Establishments as a result of the J&J Assigned Agreements. The Company was granted leave to intervene in all of the declaratory judgments. The circuit courts found that the J&J Assigned Agreements were valid because each of the underlying location agreements were between an unlicensed establishment and an unlicensed terminal operator, and therefore did not constitute use agreements that were otherwise precluded from assignment under the IGB’s regulations. Upon the Company’s appeal, the Illinois Appellate Court, Fifth District (the “District Court”), vacated the circuit courts’ judgments and dismissed the appeals, holding that the IGB had exclusive jurisdiction over the matter that formed the basis of the parties’ claims, and declined to consider the merits of the parties’ disputes. On September 22, 2016, and after the IGB intervened, the Supreme Court of Illinois issued a judgment in Wild, affirming the District Court’s decision vacating the circuit courts’ judgments for lack of subject matter jurisdiction and dismissing the appeals, determining that the IGB has exclusive jurisdiction to decide the validity and enforceability of VGT use agreements.
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions have been fully briefed and remain pending. There is no indication as to when the IGB will rule on the petitions. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, have established no reserves relating to such matters. There are also petitions pending with the IGB which could lead to the Company obtaining new locations.
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with the Company. The Company alleged that Mr. Rowell and a competitor were working together to interfere with the Company’s customer relationships. That lawsuit, which seeks equitable relief and legal damages, has not yet been served. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. The Company intends to defend itself against the allegations. The Company does not have a present estimate regarding the potential damages, nor does it believe any payment of damages is probable, and, accordingly, has established no reserves relating to these matters.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During 2017, the Company entered into a settlement agreement with Illinois Gold Rush, Inc. (“Illinois Gold Rush”), related to a 2013 business acquisition completed by the Company with Illinois Gold Rush. As a result of the settlement, the Company paid $3.5 million, issued 32,745 additional shares of Class A Common Stock, acquired 4 locations and the Company issued a stockholder note receivable of $3.3 million based on the value of the underlying collateral. During the year ended December 31, 2018 the note receivable matured, and was settled and 46,667 shares of Class A Common Stock were placed into treasury. As a result of the settlement agreement the Company decreased its location contract asset and Class A Common Stock $1.0 million during 2017 for the fair value of the shares outstanding prior to the settlement agreement.
During the year ended December 31, 2018, the Company entered into a settlement agreement regarding breach of contract with Family Amusements (see discussion in Note 10). Additionally, during the year ended December 31, 2018, the Company entered into settlement agreements related to breach of contract and employment matters for a total of $0.4 million, which was recorded within general and administrative expenses on the consolidated income statement.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee of the Company violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10,000,000. The parties are engaging in discovery. The Company is in the process of defending this lawsuit, and has not accrued any amounts as losses related to this suit are not probable or reasonably estimable.
On July 16, 2019, Clairvest commenced litigation with respect to the June 13, 2019 transaction agreement between TPG Pace Holdings Corp. and the Company. On August 20, 2019, Clairvest filed a request for voluntary dismissal related to such litigation.
Note 18. Related-Party Transactions
From time to time the Company entered into stock buy-back and cashless option conversion transactions in exchange for non-recourse stockholder notes for certain officers and employees of the Company. As of December 31, 2018, stockholder notes receivable balance was $1,462,779. Prior to the reverse recapitalization described in Note 3, these balances were paid in full to the Company.
As of December 31, 2018, an officer and shareholder owed the Company $0.5 million for federal taxes paid by the Company on the shareholder’s behalf. This balance was recorded within other current assets on the consolidated balance sheets. In October 2019, this balance was paid in full to the Company.
Subsequent to the Company's acquisition of Fair Share and G3, the sellers became employees of the Company. Consideration payable to the Fair Share seller was $2.0 million and $1.0 million as of December 31, 2019 and 2018. Payments to the Fair Share seller under the acquisition agreement were $0.9 million and $0 during the years ended December 31, 2019 and 2018. Consideration payable to the G3 sellers was $3.1 million and $1.0 million as of December 31, 2019 and 2018. Payments to the G3 seller under the acquisition agreement were $0.4 million and $0 during the years ended December 31, 2019 and 2018. Subsequent to the Fair Share acquisition, the seller of Fair Share joined the Company’s Board of Directors.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the years ending December 31, 2019, 2018, and 2017, Accel paid Much Shelist $0.6 million, $0.3 million, and $0.6 million, respectively. These payments were included in general and administrative expenses within the consolidated statements of operations, however, $0.2 million of the amounts paid in the fourth quarter of 2019 were recorded to additional paid-in capital as these costs were determined to be direct and incremental for the reverse recapitalization discussed in Note 3.
The Raine Group, which employs a Director of the Company, Gordon Rubenstein, provided investment banking services and assisted the Company in the negotiations and consummation of the reverse recapitalization. The Company paid $11 million to the Raine Group in 2019.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Throughout the third quarter of 2019, one of the Company’s Class A Common Stockholders made payments on behalf of the Company directly to the Company’s independent registered public accounting firm for services rendered to the Company during the same period totaling $2.9 million. Such amounts are included as a component of other expenses, net in the Company’s consolidated statements of operations and contributed capital in the consolidated statement of stockholders’ equity.
Note 19. Earnings Per Share
Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted.
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Class A-1 shares outstanding during the period. Diluted EPS is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stockholder notes receivable, warrants and Class A-2 common stock for Class A-1 common stock.
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2019	2018	2017
Net (loss) income	$(5,864)	$10,803	$8,311

Basic weighted average outstanding shares of common stock	61,850	57,621	56,321
Dilutive effect of stock-based awards for common stock	—	1,605	666
Dilutive effect of stockholder notes receivable for common stock	—	407	53
Dilutive effect of warrants for common stock	—	2,549	2,368
Diluted weighted average outstanding shares of common stock	61,850	62,182	59,408

Earnings (loss) per share:
Basic	$(0.09)	$0.19	$0.15
Diluted	$(0.09)	$0.17	$0.14

Since the Company was in a net loss position for the year ended December 31, 2019, there is no difference between basic and dilutive weighted average common stock outstanding.
Anti-dilutive stock-based awards, Class A-2 shares, and warrants excluded from the calculations of diluted EPS were 28,561,724, 439,167, and 629,960 for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 20. Subsequent Events
On January 14, 2020, the market condition for the conversion of Tranche I of the Class A-2 shares was satisfied. Accordingly, 1,666,666 Class A-2 shares were converted into Class A-1 shares.