Form 10-Q
period 2020-03-31
Accel Entertainment, Inc.
filed 2020-05-11
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 5, 2020, there were 78,256,623 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Revenues:
Net video gaming	$101,575	$94,175
Amusement	1,692	1,438
ATM fees and other revenue	1,961	1,812
Total net revenues	105,228	97,425
Operating expenses:
Video gaming expenses	67,980	61,621
General and administrative	23,468	16,124
Depreciation and amortization of property and equipment	4,867	6,041
Amortization of route and customer acquisition costs and location contracts acquired	5,565	4,303
Other expenses, net	1,204	616
Total operating expenses	103,084	88,705
Operating income	2,144	8,720
Interest expense	4,249	3,047
(Loss) income before income tax (benefit) expense	(2,105)	5,673
Income tax (benefit) expense	(139)	1,678
Net (loss) income	$(1,966)	$3,995
Net (loss) income per common share:
Basic (1)	$(0.03)	$0.07
Diluted (1)	(0.03)	0.06
Weighted average number of shares outstanding:
Basic (1)	78,003	57,588
Diluted (1)	78,003	61,948
(1) Per share and share amounts for 2019 have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 1.
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$166,538	$125,403
Prepaid expenses	4,243	4,151
Income taxes receivable	3,907	3,907
Investment in convertible notes (current)	14,000	11,000
Other current assets	6,286	7,034
Total current assets	194,974	151,495
Property and equipment, net	125,477	119,201
Other assets:
Route and customer acquisition costs, net	17,078	17,399
Location contracts acquired, net	161,733	166,783
Goodwill	34,511	34,511
Investment in convertible notes, less current portion	16,000	19,000
Other assets	887	928
	230,209	238,621
Total assets	$550,660	$509,317
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$15,000
Current portion of route and customer acquisition costs payable	1,717	1,700
Accrued location gaming expense	—	1,323
Accrued state gaming expense	339	7,119
Accounts payable and other accrued expenses	23,703	19,511
Current portion of consideration payable	3,127	10,293
Total current liabilities	47,136	54,946
Long-term liabilities:
Debt, net of current maturities	384,838	334,692
Route and customer acquisition costs payable, less current portion	4,866	4,752
Consideration payable, less current portion	16,225	16,426
Deferred income tax liability	12,976	12,976
Total long-term liabilities	418,905	368,846
Stockholders’ equity :
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 78,234,106 shares issued and outstanding at March 31, 2020; 76,637,470 shares issued and outstanding at December 31, 2019	8	8
Class A-2 Common Stock, par value $0.0001; 10,000,000 shares authorized; 3,403,363 shares issued and outstanding at March 31, 2020; 4,999,999 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	107,046	105,986
Accumulated deficit	(22,436)	(20,470)
Total stockholders' equity	84,619	85,525
Total liabilities and equity	$550,660	$509,317

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Class A-1		Additional	Treasury			Total
	Common Stock (1)		Paid-In	Stock (1)		Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Shares	Amount	Deficit	Equity
Balance, January 1, 2019	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$(17,202)	$57,118
Exercise of warrants	495,030	—	334	46,409	227	—	561
Employee stock option compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	3,995	3,995
Balance, 43555	58,986,311	$6	$80,608	(1,265,471)	$(5,605)	$(13,207)	$61,802
(1) Share amounts for 2019 have been retroactively restated to give effect to the reverse capitalization that is discussed in Note 1.

(In thousands, except shares)	Class A-1		Class A-2		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	76,637,470	$8	4,999,999	$1	$105,986	$(20,470)	$85,525
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	(1,596,636)	—	—	—	—
Stock-based compensation	—	—	—	—	1,060	—	1,060
Net loss	—	—	—	—	—	(1,966)	(1,966)
Balance, 43921	78,234,106	$8	3,403,363	$1	$107,046	$(22,436)	$84,619
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,966)	$3,995
Non-cash items included in net (loss) income:
Depreciation and amortization of property and equipment	4,867	6,041
Amortization of route and customer acquisition costs and location contracts acquired	5,565	4,303
Amortization of debt issuance costs	472	205
Stock-based compensation	1,060	128
(Gain) loss on disposal of property and equipment	(119)	(28)
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	291	89
Remeasurement of contingent consideration	(2,744)	86
Payments on consideration payable	(1,520)	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	604	162
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	656	(2,802)
Income taxes receivable	—	(589)
Route and customer acquisition costs	(426)	(536)
Route and customer acquisition costs payable	131	(25)
Accounts payable and accrued expenses	(11,260)	6,911
Other assets	40	(40)
Net cash (used in) provided by operating activities	(4,349)	17,900
Cash flows from investing activities:
Purchases of property and equipment	(3,855)	(5,579)
Proceeds from the sale of property and equipment	121	28
Net cash used in investing activities	(3,734)	(5,551)
Cash flows from financing activities:
Payments on term loan	(3,000)	—
Proceeds from delayed draw term loans	65,000	7,750
Payments on delayed draw term loans	(750)	(2,750)
Net payments on line of credit	(8,000)	(13,500)
Payments for debt issuance costs	(325)	—
Payments on consideration payable	(3,707)	(347)
Payments on capital lease obligation	—	(372)
Net cash provided by (used in) financing activities	49,218	(9,219)
Net increase in cash	41,135	3,130
Cash:
Beginning of period	125,403	92,229
End of period	$166,538	$95,359
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$3,737	$2,670
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$7,290	$201
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company operates 11,164 and 7,935 video gaming terminals across 2,353 and 1,740 locations in the State of Illinois as of March 31, 2020 and 2019, respectively.
On November 20, 2019, the Company consummated a business combination which was accounted for as a reverse recapitalization. For more details on the reverse recapitalization, see Note 3 to the Company's Consolidated Financial Statements as presented in its Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2019 in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.
The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the reverse recapitalization. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of Class A-1 Shares that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response the COVID-19 outbreak, the Illinois Gaming Board (“IGB”) made the decision to shut down all video gaming terminals (“VGTs”) across the State of Illinois starting at 9 PM on Monday March 16, 2020 and extended the shutdown through April 30, 2020 (see Note 17 for further updates). The temporary shutdown of Illinois video gaming impacted 15 of the 91 gaming days (or 16% of gaming days) during the three months ended March 31, 2020. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company has taken action to position the Company to weather the temporary cessation of operations by, among other things, furloughing approximately 90% of its employees and deferring certain payments to major vendors. Additionally, members of the Company's senior management have decided to voluntarily forgo their base salaries during this COVID-19 pandemic.
As a result of these developments, the Company's revenues, results of operations and cash flows have been materially affected, and the Company expects it to continue for at least as long as these orders remain in effect. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently. The Company cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions or closure

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

requirements, and the conditions under which customer re-engagement with its licensed establishment partners and VGTs will occur, if at all, and therefore, the impact to its results of operations, financial position and liquidity.
As part of the Company's analysis of the financial reporting impacts of the COVID-19 outbreak, and corollary response in the State of Illinois, including the temporary shutdown of our gaming operations, the Company evaluated its goodwill and long-lived assets for potential impairment triggers as of March 31, 2020. As a result of this analysis, no impairment losses were recorded. The Company will continue to monitor its assets for potential impairment losses in future periods. If the State of Illinois response continues for a more extended period, which is not currently anticipated, the Company could recognize impairment losses which could be material.
The Company also engaged a 3rd party valuation firm to assist in determining the fair value of its investment in convertible notes as of March 31, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of March 31, 2020.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statement in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an Emerging Growth Company ("EGC"), elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statements and disclosure for the first three months of 2019 reflect the previous accounting standard of FASB ASC 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter of 2019 and reflects the adjustment as if the Company adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. The Company also estimated stock prices prior to the reverse recapitalization discussed in Note 1 when computing share-based compensation expense. Actual results may differ from those estimates.
Change in estimate: During the first quarter of 2020, the Company conducted a review of its estimate of depreciable lives for its video gaming terminals and equipment. As a result of this review, the Company extended the useful lives of its video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. The Company has many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the first quarter of 2020 was a net decrease in depreciation expense of $2.6 million, $2.4 million net of tax.
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
Cash and cash equivalents: Cash and cash equivalents include bank deposit accounts; term bank deposit accounts; uncollected cash in the Company’s video gaming terminals, ATMs, and redemption terminals; and cash in Company vaults.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Years
Video gaming terminals and equipment	10
Amusement and other equipment	7
Office equipment and furniture	7
Computer equipment and software	3-5
Leasehold improvements	5
Vehicles	5
Buildings and improvements	15-29

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
Stock-based compensation: The Company grants common stock options and/or restricted stock units to certain employees and officers. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period.
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company's fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, unless the Company disqualifies as an emerging growth company, in which case earlier adoption may be required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Although the Company is currently evaluating the impact of the adoption of ASU 2019-12, the Company does not expect it to have a material impact on its condensed consolidated financial statements.
Note 3. Investment in Convertible Notes
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On October 11, 2019, the Company purchased an additional $25.0 million note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, will be payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of March 31, 2020. For more information on how the Company determined the fair value of the convertible notes, see Note 10.
Note 4. Property and Equipment
Property and equipment consists of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Video game terminals and equipment	$174,937	$166,850
Amusement and other equipment	17,615	16,417
Office equipment and furniture	1,590	1,540
Computer equipment and software	9,274	8,715
Leasehold improvements	44	44
Vehicles	10,200	9,304
Buildings and improvements	12,196	12,075
Land	911	911
Construction in progress	983	768
Total property and equipment	227,750	216,624
Less accumulated depreciation and amortization	(102,273)	(97,423)
Property and equipment, net	$125,477	$119,201

Depreciation and amortization of property and equipment amounted to $4.9 million, and $6.0 million for the three months ended March 31, 2020 and 2019, respectively.
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly. Gross payments due, based on the number of live locations, are approximately $7.3 million and $7.4 million as of March 31, 2020 and December 31, 2019, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.6 million and $6.5 million as of March 31, 2020 and December 31, 2019, respectively, of which approximately $1.7 million and $1.7 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The route and customer acquisition cost asset is comprised of payments made on the contracts of $18.8 million and $18.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $2.1 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cost	$28,480	$28,501
Accumulated amortization	(11,402)	(11,102)
Route and customer acquisition costs, net	$17,078	$17,399

Amortization expense of route and customer acquisition costs was $0.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. As previously mentioned, the Company's current year amortization expense is lower due to the adoption of ASC Topic 606 as the amortization period over which route and customer acquisition costs was extended to include expected renewals.
Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cost	$204,353	$204,353
Accumulated amortization	(42,620)	(37,570)
Location contracts acquired, net	$161,733	$166,783

Amortization expense of location contracts acquired was $5.1 million and $3.6 million, during the three months ended March 31, 2020 and 2019, respectively.
Note 7. Goodwill
On September 16, 2019, the Company acquired Grand River Jackpot which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $34.5 million as of March 31, 2020 and December 31, 2019, of which $28.7 million is deductible for tax purposes.
As previously discussed in Note 1, the Company evaluated its goodwill for potential impairment triggers as of March 31, 2020. As a result of this analysis, no impairment losses were recorded.
The Company had no goodwill prior to the Grand River Jackpot acquisition.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8. Debt
The Company’s debt as of March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
2019 Senior Secured Credit Facility:
Revolving credit facility	$50,500	$58,500
Term Loan	237,000	240,000
Delayed Draw Term Loan (DDTL)	124,250	60,000
Total debt	411,750	358,500
Less: Debt issuance costs	(8,662)	(8,808)
Total debt, net of debt issuance costs	403,088	349,692
Less: Current maturities	(18,250)	(15,000)
Total debt, net of current maturities	$384,838	$334,692

2019 Senior Secured Credit Facility
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
As a result of the COVID-19 pandemic and the temporary shutdown of its operations by the IGB, the Company borrowed $65 million on its delayed draw term loan in March 2020 to increase its cash position and help preserve its financial flexibility.
As of March 31, 2020, there remained approximately $49.5 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2020, the weighted-average interest rate was approximately 4.1%.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
The Company was in compliance with all debt covenants as of March 31, 2020. Given the Company's assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months. If the Company's assumptions about the future impact of COVID-19 on the gaming industry are materially different, there is a potential for a covenant breach.
Prior Credit Facility
The Company's Prior Credit Facility was a senior secured first lien credit facility, as amended, that consisted of a $125.0 million term loan, a contract draw loan facility of $170.0 million and a revolving credit facility of $85.0 million. Accel’s prior credit facility was with a syndicated group of banks with CIBC Bank USA, as administrative agent for the Lenders. Included in the revolving credit facility and contract draw loan were swing line sub-facilities of $5.0 million each.
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Business and Asset Acquisitions
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
The acquisition aggregate purchase consideration transferred totaled $113.7 million, which included: i) a cash payment made at closing of $100.0 million; ii) a subsequent cash payment of approximately $6.6 million for a working capital adjustment and; iii) contingent purchase consideration with an estimated fair value of $7.1 million. The contingent consideration represents two installment payments that are to be paid, up to a maximum amount, as follows: i) $2.5 million within 30 days following the one-year anniversary of the acquisition closing date and; ii) $7.0 million within 30 days following the three-year anniversary of the acquisition closing date. These payments are subject to adjustment based on certain performance measures included within the purchase agreement. The estimated fair value was determined based on the Company’s expected probability of future payment, discounted using Grand River’s weighted average cost of capital. The cash payment made at closing and subsequent working capital adjustment payment were both funded by the Company’s credit facilities. In light of the temporary suspension of gaming by the IGB due to the COVID-19 pandemic, the Company reversed its contingent liability for the previously mentioned $2.5 million installment payment due 30 days following the one-year anniversary of the acquisition closing date in the first quarter of 2020.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company's purchase price allocation was finalized in the first quarter of 2020 and the Grand River acquisition resulted in goodwill of $34.5 million as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce and corresponding synergies, and is amortizable for income tax purposes.
The condensed consolidated statements of operations include $12.3 million of revenue and $0.9 million of net income attributable to operations of the 2019 business acquisition for the three months ended March 31, 2020.
2019 Asset Acquisition
On September 23, 2019, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Gaming Systems, LLC (“IGS”) terminal use agreements and equipment representing the operations of 139 video game terminals in 29 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration consisted of: i) cash payment of $2.4 million paid at closing and; ii) note payable of $2.3 million issued at closing which was recorded in consideration payable. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $1.7 million and; ii) location contracts totaling $3.0 million. The note payable bore interest at 5% and was paid in full in March 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2019 as if the acquisition of Grand River had occurred as of January 1, 2018, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2019. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

Three month ended
3/31/2019
Revenues	$112,476
Net income	5,169

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
TAV	$491	$3,470	$490	$3,497
Abraham	26	—	55	—
Fair Share Gaming	1,177	370	1,057	899
Family Amusement	394	2,835	293	2,815
Skyhigh	647	4,158	763	3,948
G3	312	127	2,952	154
Grand River	—	5,265	2,304	5,113
IGS	80	—	2,379	—
Total	$3,127	$16,225	$10,293	$16,426

Note 10. Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and the corresponding disclosure requirements around fair value measurements. This topic applies to all financial instruments that are being measured and reported on a fair value basis.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
Convertible promissory notes
In valuing it's convertible promissory notes at March 31, 2020 and December 31, 2019, the Company utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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
For interim periods, the Company evaluates the underlying assumptions used in the latest valuation and determines whether there have been any significant changes to those assumptions based on current events to determine if a revaluation is necessary. Based on the economic impacts of COVID-19, the Company engaged a 3rd party valuation firm to assist in determining the fair value of its investment in convertible notes as of March 31, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of March 31, 2020.
Contingent consideration
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$12,162	$—	$—	$12,162

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327

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
Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying condensed consolidated statements of operations.
Note 11. Stockholders’ Equity
As discussed in Note 1, on November 20, 2019, the Company, consummated a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the shares issued and outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: i) 1,000,000 shares of preferred stock; ii) 250,000,000 shares of Class A-1 Common Stock, ii) 10,000,000 shares of Class A-2 Common Stock.
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
5,000,000 shares of Class A-2 Common Stock were issued with other consideration in conjunction with the reverse recapitalization, subject to the conditions set forth in a restricted stock agreement, which sets forth the terms upon which the Class A-2 Shares will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Shares. The exchange of Class A-2 Shares for Class A-1 Shares will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
On January 14, 2020, the market condition for the conversion of Tranche I was satisfied. However, as discussed above, no shareholder is permitted to own more than 4.99% of the issued and outstanding Class A-1 Shares after the conversion unless obtaining required gaming approvals from the applicable gaming authorities. In connection with the conversion, no gaming approvals were obtained. As a result, only 1,596,636 of the 1,666,667 Class A-2 shares were converted into Class A-1 shares.
Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual shareholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. As of March 31, 2020 and 2019, there were 0 and 159,075 shares of warrants outstanding. All warrants were exercised prior to the reverse recapitalization.
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
In 2017, 15,000,000 warrants to purchase shares of Class A-1 Common Stock were issued (“Public Warrants”). Each warrant expires five years from issuance and entitles the holder to purchase one Class A-1 Share at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
Notes to Condensed Consolidated Financial Statements — (Continued)

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 12. Stock-based Compensation
The Company grants various types of stock-based awards. Stock compensation awards granted are valued on the date of grant and are expensed over the required service period. The Company previously adopted the 2011 Equity Incentive Plan of Accel Entertainment, Inc., and the 2016 Equity Incentive Plan of Accel Entertainment, Inc.
In conjunction with the closing of the reverse recapitalization, the Accel Entertainment, Inc. Long Term Incentive Plan (the “LTIP”) was adopted. The LTIP provides for grants of a variety of awards to employees and non-employees for providing services to the Company, including, but not limited to: incentive stock options qualified as such under U.S. federal income tax laws, stock options that do not qualify as incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards, and other stock-based awards. The Company has reserved, and in January 2020 registered, a total of 6,000,000 shares of Class A-1 common stock for issuance pursuant to the LTIP, subject to certain adjustments set forth therein. The term of any options to be granted are for a maximum of 10 years from the grant date. The exercise price of stock options shall not be less than 100% of the fair market value per share of common stock on the grant date.
Under the LTIP, the Company granted 1.2 million options to eligible officers and employees of the Company during the first quarter of 2020, which shall vest over a period of 5 years. During the first quarter of 2020, the Company also issued 1.3 million restricted stock units (“RSUs”) to board of directors and certain employees, which shall vest over a period of 5 years for employees and a period of 1 year for board of directors. The estimated grant date fair value of the options and RSUs granted during the first quarter of 2020 totaled $17.6 million.
Stock-based compensation expense, which pertains to the Company’s stock options and other equity awards, was $1.1 million and $0.1 for the three months ended March 31, 2020 and 2019, respectively, and is included within general and administrative expenses in the condensed consolidated statements of operations.
Note 13. Income Taxes
The Company recognized an income tax benefit of $0.1 million and income tax expense of $1.7 million during the three months ended March 31, 2020 and 2019, respectively.
The Company calculates its (benefit from) provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 6.6% and 29.6% for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the business mix of our earnings; the amount of permanent tax adjustments related to the tax treatment of incentive stock options, transaction costs, and compliance with IRC section 162M; and the level of our tax credits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and authorizes more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. To date, the Company has not applied for any of the relief programs under the CARES Act but will continue to monitor the situation and evaluate any additional future legislation.
Note 14. Commitments and Contingencies
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to employment of professional and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

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
Note 15. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”) and G3 Gaming, LLC (“G3”), the sellers became employees of the Company. Consideration payable to the Fair Share seller was $1.5 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.2 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. Consideration payable to the G3 sellers was $0.4 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively. Payments to the G3 seller under the acquisition agreement were $2.5 million and $0.0 million during the three months ended March 31, 2020 and 2019, respectively. Subsequent to the Fair Share acquisition, the seller of Fair Share joined the Company’s Board of Directors.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the three months ended March 31, 2020 and 2019, Accel paid Much Shelist less than $0.1 million, and $0.1 million, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations.
Note 16. Earnings Per Share
As a result of the previously mentioned reverse recapitalization in Note 1, the Company has retrospectively adjusted the weighted average shares outstanding for the three months ended March 31, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted.
The components of basic and diluted EPS were as follows for the three months ended March 31 (in thousands, except per share amounts):

	2020	2019
Net (loss) income	$(1,966)	$3,995

Basic weighted average outstanding shares of common stock	78,003	57,588
Dilutive effect of stock-based awards for common stock	—	1,114
Dilutive effect of stockholder notes receivable for common stock	—	947
Dilutive effect of warrants for common stock	—	2,300
Diluted weighted average outstanding shares of common stock	78,003	61,948

Earnings (loss) per share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.06

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Since the Company was in a net loss position for the three months ended March 31, 2020, there is no difference between basic and dilutive weighted average common stock outstanding.
Anti-dilutive stock-based awards, Class A-2 shares, and warrants excluded from the calculations of diluted EPS were 28,365,715, and 0 for the three months ended March 31, 2020 and 2019, respectively.
Note 17. Subsequent Events
On April 23, 2020, the governor of Illinois extended the state's stay-at-home order and the closure of non-essential businesses until May 30, 2020. In response, the IGB issued a press release on April 30, 2020, extending the suspension of all Illinois video gaming operations at all licensed establishments of any kind and all casino gambling operations until further notice. The IGB will continue to review current public health guidance and conditions to determine when and under what conditions statewide video gaming and casino gambling can safely resume.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Company Overview
We are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a conditional license from the Pennsylvania Gaming Control Board (“PA Board”). We operate 11,164 video gaming terminals across 2,353 locations in the State of Illinois as of March 31, 2020.
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
Impact of COVID-19
The COVID-19 outbreak is having a significant impact on global markets as a result of supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.
In response to the COVID19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9 PM on Monday March 16, 2020 and initially extended the shutdown through April 30, 2020. On April 23, 2020, the governor of Illinois extended the state's stay-at-home order and the closure of non-essential businesses until May 30, 2020. In response, the IGB issued a press release on April 30, 2020, extending the suspension of all Illinois video gaming operations at all licensed establishments of any kind and all casino gambling operations until further notice. The IGB will continue to review current public health guidance and conditions to determine when and under what conditions statewide video gaming and casino gambling can safely resume.
The temporary shutdown of Illinois video gaming impacted 15 of the 91 gaming days (or 16% of gaming days) during the three months ended March 31, 2020. In light of these events and their effect on Accel’s employees and licensed establishment partners, we have taken action to reduce our projected monthly cash expenses down to $2-$3 million during the shutdown to position us to weather the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management have decided to voluntarily forgo their base salaries during this COVID-19 pandemic.
As a result of these developments, our revenues, results of operations and cash flows have been materially affected, and we expect it to continue for at least as long as these orders remain in effect. The situation is rapidly changing and additional impacts to the business and financial results may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions or closure requirements, and the conditions under which customer re-engagement with our licensed establishment partners and VGTs will occur, if at all. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
Accel supports the decision to shut down all VGTs to protect the safety of our fellow Illinois citizens, as the health and safety of players and partner establishments is of paramount importance to us. In addition to our cash conservation measures, we have been in constant contact with our partner establishments and employees to keep them aware of current developments, and have been working with them through these difficult times. Accel intends to visit every gaming location to clean and sanitize the VGTs and the gaming area surrounding them prior to relaunching operations.
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
Operating Expenses
Video gaming expenses. Gaming expenses consist of (i) a 33% tax on net video gaming revenue (such tax increased from 30% beginning on July 1, 2019) that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected and (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee.
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
Income tax (benefit) expense
Income tax (benefit) expense consists mainly of taxes payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended March 31, 2020 and 2019:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019	Change ($)	Change (%)
Revenues:
Net video gaming	$101,575	$94,175	$7,400	7.9%
Amusement	1,692	1,438	254	17.7%
ATM fees and other revenue	1,961	1,812	149	8.2%
Total revenues	105,228	97,425	7,803	8.0%
Operating expenses:
Video gaming expenses	67,980	61,621	6,359	10.3%
General and administrative	23,468	16,124	7,344	45.5%
Depreciation and amortization of property and equipment	4,867	6,041	(1,174)	(19.4)%
Amortization of route and customer acquisition costs and location contracts acquired	5,565	4,303	1,262	29.3%
Other expenses, net	1,204	616	588	95.5%
Total operating expenses	103,084	88,705	14,379	16.2%
Operating income	2,144	8,720	(6,576)	(75.4)%
Interest expense	4,249	3,047	1,202	39.4%
(Loss) income before income tax (benefit) expense	(2,105)	5,673	(7,778)	(137.1)%
Income tax (benefit) expense	(139)	1,678	(1,817)	(108.3)%
Net (loss) income	$(1,966)	$3,995	$(5,961)	(149.2)%

Revenues
Total revenues for the three months ended March 31, 2020 were $105.2 million, an increase of $7.8 million, or 8.0%, compared to the prior year period. This growth was driven by an increase in net video gaming revenue of $7.4 million, or 7.9%, an increase in amusement revenue of $0.3 million, or 17.7% and an increase in ATM fees and other revenue of $0.1 million, or 8.2%. The increase in net video gaming revenue is partially attributable to the acquisition of Grand River Jackpot on September 16, 2019, which collectively contributed $12.3 million in net video gaming revenue to the above comparative increase. Excluding Grand River Jackpot, net video gaming revenue decreased in the first quarter of 2020 by $4.9 million, or 5.2%, compared to the prior period, largely attributable to the temporary shutdown of Illinois video gaming on March 16, 2020, due to the COVID-19 outbreak which impacted 15 of the 91 gaming days (or 16% of gaming days), partially offset by an increase in the number of licensed establishments and VGTs.
Video gaming expenses
Total video gaming expenses for the three months ended March 31, 2020 were $68.0 million, an increase of $6.4 million, or 10.3%, compared to the prior year period. The components of video gaming expenses as a percentage of revenue of 64.6% for the three months ended March 31, 2020 was slightly higher than the 63.2% for the three months ended March 31, 2019 due to the increase in the gaming tax from 30% to 33% on July 1, 2019. The increase of $6.4 million was the result of an increase in net video gaming revenue and corollary increase in gaming tax at a higher tax rate, as well as, establishment revenue share costs and required payments to the IGB’s third-party system administrator.
General and administrative
Total general and administrative expenses for the three months ended March 31, 2020 were $23.5 million, an increase of $7.3 million, or 45.5%, compared to the prior year period. The increase was attributable to a $2.1 million increase in operating costs that increase variably based on the number of licensed establishments and VGTs, which includes increases in payroll and employee related expenses, licenses, permits and marketing expenses. We also experienced higher costs related to professional fees and stock-based compensation.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2020 was $4.9 million, a decrease of $1.2 million, or 19.4%, compared to the prior year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the first quarter of 2020 was a net decrease in depreciation expense of $2.6 million. Partially offsetting this decrease was an increased number of licensed establishments and VGTs. Depreciation and amortization as a percentage of revenue was 4.6% for the three months ended March 31, 2020 compared to 6.2% for the prior year period.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended March 31, 2020 was $5.6 million, an increase of $1.3 million, or 29.3%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 which increased the period over which route and customer acquisition costs are amortized to include expected renewals. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue was 5.3% for the three months ended March 31, 2020 compared to 4.4% for the prior year period.
Other expenses, net
Other expenses, net for the three months ended March 31, 2020 were $1.2 million, an increase of $0.6 million, or 95.5%, compared to the prior year period. Included in Other expenses, net for the three months ended March 31, 2020 were higher non-recurring, one-time expenses primarily attributable to non-capitalizable public offering costs and costs associated with COVID-19, partially offset by a favorable revaluation of consideration payable in connection with gaming acquisitions.

Interest expense
Interest expense for the three months ended March 31, 2020 was $4.2 million, an increase of $1.2 million, or 39.4%, compared to the prior year period primarily due to an increase in borrowings, partially offset by lower rates. For the three months ended March 31, 2020, the weighted average interest rate was approximately 4.1% compared to a rate of approximately 4.6% for the prior year period.
Income tax (benefit) expense
Income tax benefit for the three months ended March 31, 2020 was $0.1 million, a decrease of $1.8 million, or 108.3%, compared to the prior year period which had income tax expense of $1.7 million. The effective tax rate for the three months ended March 31, 2020 was 6.6% compared to 29.6% in the prior year period. The lower tax rate in the first quarter of 2020 was due to permanent differences related to stock options, transaction costs and executive compensation.
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

The following tables set forth information with respect to Accel’s licensed establishments, number of VGTs, average remaining contract term and hold-per-day as of and for the three months ended March 31:

	As of and for the three months ended March 31		Increase / (Decrease)
	2020	2019	Change $	Change %
Licensed establishments	2,353	1,740	613	35.2%
Video gaming terminals	11,164	7,935	3,229	40.7%
Average remaining contract term (years) (1)	7.0	7.4	(0.4)	(5.4)%
Hold-per-day (2)	$124	$134	$(10)	(7.5)%
(1) Excluding the Grand River Jackpot acquisition, the Average remaining contract life was 7.2 years as of March 31, 2020.
(2) Excluding the Grand River Jackpot acquisition, Hold-per-day was $132 for the three months ended March 31, 2020. Hold per day for the three months ended March 31, 2020 is computed based on 76-eligible days of gaming (excludes 15 non-gaming days due to the IGB mandated COVID-19 shutdown).
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures and are key metrics used to monitor ongoing core operations. Management of Accel believes Adjusted EBITDA and Adjusted net income enhance the understanding of Accel’s underlying drivers of profitability and trends in Accel’s business and facilitate company-to-company and period-to-period comparisons, because these non-GAAP financial measures exclude the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management of Accel also believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate Accel’s ability to fund capital expenditures, service debt obligations and meet working capital requirements.
Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(1,966)	$3,995
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	5,565	4,303
Stock-based compensation(2)	1,060	128
Other expenses, net(3)	1,204	616
Tax effect of adjustments(4)	(467)	(1,494)
Adjusted net income	$5,396	$7,548
Depreciation and amortization of property and equipment	4,867	6,041
Interest expense	4,249	3,047
Income tax expense	328	3,172
Adjusted EBITDA	$14,840	$19,808

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

(3)
Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring expenses including expenses relating to lobbying efforts and legal expenses in Pennsylvania and lobbying efforts in Missouri, (iii) non-recurring expenses and (iv) non-recurring costs associated with COVID-19.

(4)	Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.

Adjusted EBITDA for the three months ended March 31, 2020 was $14.8 million, a decrease of $4.9 million, or 24.8%, compared to prior year period primarily due to the impact of the previously mentioned temporary shutdown of video gaming in the state of Illinois due to the COVID-19 outbreak as the slight increase in revenues did not offset the greater increase in costs to support our growing locations and VGTs.
Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of March 31, 2020, Accel had $166.5 million in cash and cash equivalents.
In response to the decision by the IGB to shut down all VGTs across the State of Illinois due to the COVID-19 outbreak, we have taken action to reduce our projected monthly cash expenses down to $2-$3 million during the shutdown to position us to weather the temporary cessation of operations. The actions taken include furloughing approximately 90% our employees and deferring certain payments to major vendors. Additionally, members of our management team have decided to voluntarily forgo their salaries during this COVID-19 pandemic. We also borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
2019 Senior Secured Credit Facility
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
As of March 31, 2020, there remained approximately $49.5 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2020, the weighted-average interest rate was approximately 4.07%.
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
Accel was in compliance with all debt covenants as of March 31, 2020. Given our assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months. If our assumptions about the future impact of COVID-19 on the gaming industry are materially different, there is a potential for a covenant breach.
Prior Credit Facility
Accel’s Prior Credit Facility was a senior secured first lien credit facility, as amended, that consisted of a $125.0 million term loan, a contract draw loan facility of $170.0 million and a revolving credit facility of $85.0 million. Accel’s prior credit facility was with a syndicated group of banks with CIBC Bank USA, as administrative agent for the Lenders. Included in the revolving credit facility and contract draw loan were swing line sub-facilities of $5.0 million each.
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(4,349)	$17,900
Net cash used in investing activities	(3,734)	(5,551)
Net cash provided by (used in) financing activities	49,218	(9,219)
Net cash (used in) provided by operating activities
For the three months ended March 31, 2020, net cash used in operating activities was $4.3 million, a decrease of $22.2 million over the comparable period. In addition to our decrease in net income, we experienced a decrease in working capital adjustments.
Net cash used in investing activities
For the three months ended March 31, 2020, net cash used in investing activities was $3.7 million, a decrease of $1.8 million over the comparable period and was primarily attributable to less cash used to purchase property and equipment.
Net cash provided by (used in) financing activities
Cash from financing activities is primarily used to fund acquisitions, purchases of property and equipment, and for working capital requirements.
For the three months ended March 31, 2020, net cash provided by financing activities was $49.2 million, an increase of $58.4 million over the comparable period. The increase was primarily due to an increase in net borrowings on Accel’s credit facility, partially offset by higher payments on consideration payable.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Change in Estimate
During the first quarter of 2020, we conducted a review of our estimates of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our video gaming terminals and equipment from 7 to 10 as the equipment is lasting longer than originally estimated. We have many video gaming terminals and equipment that were purchased when we started operations that are still being used today. The impact of this change in estimate for the first quarter of 2020 was a net decrease in depreciation expense of $2.6 million, $2.4 million net of tax.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
The following table sets forth Accel’s obligations and commitments to make future payments under contracts and contingent commitments as of March 31, 2020 (in thousands):

	Less than 1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in over 5 years	Total
Credit facility principal payments(1)	$18,250	$36,500	$357,000	$—	$411,750
Interest payments on credit facility(2)	13,553	25,359	18,439	—	57,351
Operating lease obligations(3)	273	246	65	—	584
Total contractual obligations	$32,076	$62,105	$375,504	$—	$469,685
(1)    Term Loans require quarterly principal payments of 1.25% of the outstanding loan amounts on the Closing Date.
(2)    Interest payable monthly on unpaid balances at variable per annum LIBOR rate plus applicable margin.
(3)    Represents leased office space under agreements expiring between January 2020 through December 2023.
Route acquisition costs payable
Accel enters into contracts with third parties and licensed establishments throughout the State of Illinois which allow Accel to install and operate VGTs. Payments are due over varying terms of the individual agreements and are discounted at Accel’s incremental borrowing cost at the time the contract is acquired. As of March 31, 2020, and December 31, 2019, route acquisition costs payable was $6.6 million and $6.5 million, respectively. The cost payable is included on Accel’s balance sheets as a liability as its deemed to be both probable and estimable based on all available information; however, contractual payments are contingent upon continued future operations of the licensed establishments including ongoing compliance with licensing requirements.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s condensed consolidated statements of operations in other expenses, net. As of March 31, 2020, and December 31, 2019, the consideration payable balance was $19.4 million and $26.7 million, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact Accel’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates as well as, to a lesser extent, inflation.
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility was $411.8 million as of March 31, 2020. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $4.1 million annually, assuming the balance outstanding under Accel’s credit facility remained at $411.8 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates. Accel also has a $50 million investment in a 90-day term deposit account, at a fixed interest rate, that matures on June 30, 2020.
Inflation Risk
Accel does not believe that inflation has had a material effect on its results of operations, cash flows and financial condition in the last three years. Inflation may become a greater risk in the event of changes in current economic conditions and governmental fiscal policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2020, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of March 31, 2020 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
In addition to the Risk Factors described under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the following additional risk factor should be considered in connection with an investment in our common stock, and should be deemed to update or replace, as applicable, other Risk Factors, as applicable.
The outbreak and spread of the novel coronavirus disease known as COVID-19 has had, and could continue to have, an adverse impact on our business, operations and financial condition for an extended period of time.
On March 11, 2020 the World Health Organization declared the novel coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The global and national impact of COVID-19 could be immense and the length of the pandemic and its ultimate economic and human toll cannot yet be determined.
On March 16, 2020, the IGB issued an order requiring the suspension of all video gaming operations at all licensed video gaming establishments of any kind in Illinois (the “IGB Closure Order”). Additionally, on March 21, 2020, Illinois Governor J.B. Pritzker issued an executive order (the "Illinois Executive Order") requiring the closure of all “non-essential” businesses and also requiring all individuals living within the State of Illinois to “stay at home” other than in the case of limited exceptions. The IGB Closure Order and the Illinois Executive Order were each extended multiple times and remain currently in effect. The mandated complete shutdown of our licensed establishment partners’ gaming operations and our VGTs by the IGB Closure Order has substantially and adversely impacted our business, operations and financial condition. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, travel of customers to our licensed establishment partners.
Moreover, even if the IGB Closure Order and Illinois Executive Order are ultimately lifted it is unclear what additional conditions might be imposed on those orders or whether they could be reinstated and in what form. It is unknowable at this time how quickly customers will return to our licensed establishment partners, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Demand for the video gaming and non-gaming services provided by our licensed establishment partners may remain weak for a significant length of time and we cannot predict if and when such demand will return to pre-outbreak demand, if at all. We also cannot predict whether all of our licensed establishment partners will re-open and continue operating, or if they do, whether they will choose to renew their contracts with Accel at pre-outbreak levels or at all. Certain of our licensed establishment partners may go out of business. We may be adversely impacted as a result of the adverse impact our licensed establishment partners suffer.
As a result of the Illinois Executive Order, we implemented a work from home policy for substantially all of our workforce, which, if continued, may have a substantial impact on employee attendance and productivity, may cause employee turnover, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. If and when the IGB Closure and Illinois Executive Orders, or either of them, are lifted and our operations resume, we may experience difficulties in resuming our operations to pre-closure levels, and our ability to serve our clients may be disrupted or inconsistent with pre-closure service, all or any of which could have a material adverse effect on our business, operations and financial condition.
Further, our business may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19.
Additionally, given the existing impact of COVID-19 on our business, operations and financial condition and potential future impact, we can make no assurances that we will be able to successfully pursue expansion of gaming operations into new jurisdictions or that such jurisdictions will pass laws and regulations allowing VGT gaming, the opening of new licensed establishments, the addition of new VGTs and amusement machines in existing licensed establishments or the acquisition of other terminal operators.
There may be other adverse consequences to our business, operations and financial condition from the spread of COVID-19 that we have not considered. We have never previously experienced a complete cessation of our business operations, and as a consequence, our ability to predict the impact of such a cessation on our business and future prospects is inherently uncertain. We can offer no assurances that the effects of COVID-19 are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this crisis has passed. As a result, COVID-19 may continue to have an adverse impact on our business, operations and financial condition for an extended period of time.
ITEM 2. UNREGISTERED SALES OF SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.13**	Form of Company Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.14**	Form of Company Stock Option Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.15**
Advisor Agreement, dated February 28, 2020, by and between Gordon Rubenstein and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated February 27, 2020).

10.16**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Mark Phelan, dated as of May 1, 2017. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.17**
Executive Employment Agreement by and between Accel Entertainment, Inc. and Michael Marino, dated as of March 8, 2020.(Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.18**
Executive Employment Agreement by and between Accel Entertainment, Inc. and Ryan Hammer, dated as of March 6, 2020.(Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

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

ACCEL ENTERTAINMENT, INC.

Date: May 8, 2020	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer