Form 10-Q
period 2020-06-30
Accel Entertainment, Inc.
filed 2020-08-06
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 82,348,539 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net video gaming	$—	$100,994	$101,575	$195,169
Amusement	260	1,348	1,952	2,786
ATM fees and other revenue	119	1,925	2,080	3,737
Total net revenues	379	104,267	105,607	201,692
Operating expenses:
Video gaming expenses	—	66,082	67,980	127,703
General and administrative	10,451	17,476	33,919	33,600
Depreciation and amortization of property and equipment	5,071	6,100	9,938	12,141
Amortization of route and customer acquisition costs and location contracts acquired	5,565	4,624	11,130	8,927
Other expenses, net	3,132	730	4,336	1,346
Total operating expenses	24,219	95,012	127,303	183,717
Operating (loss) income	(23,840)	9,255	(21,696)	17,975
Interest expense, net	2,489	3,156	6,738	6,203
(Loss) income before income tax (benefit) expense	(26,329)	6,099	(28,434)	11,772
Income tax (benefit) expense	(5,055)	1,771	(5,194)	3,449
Net (loss) income	$(21,274)	$4,328	$(23,240)	$8,323
Net (loss) income per common share:
Basic (1)	$(0.27)	$0.07	$(0.30)	$0.14
Diluted (1)	(0.27)	0.07	(0.30)	0.13
Weighted average number of shares outstanding:
Basic (1)	78,317	58,605	78,161	57,896
Diluted (1)	78,317	61,904	78,161	61,742
(1) Per share and share amounts for 2019 have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 1.
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$148,834	$125,403
Prepaid expenses	3,443	4,151
Income taxes receivable	3,907	3,907
Investment in convertible notes (current)	17,000	11,000
Other current assets	6,637	7,034
Total current assets	179,821	151,495
Property and equipment, net	123,759	119,201
Other assets:
Route and customer acquisition costs, net	16,460	17,399
Location contracts acquired, net	156,624	166,783
Goodwill	34,511	34,511
Investment in convertible notes, less current portion	13,000	19,000
Other assets	1,101	928
	221,696	238,621
Total assets	$525,276	$509,317
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$15,000
Current portion of route and customer acquisition costs payable	1,675	1,700
Accrued location gaming expense	—	1,323
Accrued state gaming expense	—	7,119
Accounts payable and other accrued expenses	27,278	19,511
Current portion of consideration payable	3,272	10,293
Total current liabilities	50,475	54,946
Long-term liabilities:
Debt, net of current maturities	380,740	334,692
Route and customer acquisition costs payable, less current portion	4,708	4,752
Consideration payable, less current portion	16,541	16,426
Deferred income tax liability	7,781	12,976
Total long-term liabilities	409,770	368,846
Stockholders’ equity :
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 78,382,405 shares issued and outstanding at June 30, 2020; 76,637,470 shares issued and outstanding at December 31, 2019	8	8
Class A-2 Common Stock, par value $0.0001; 10,000,000 shares authorized; 3,403,363 shares issued and outstanding at June 30, 2020; 4,999,999 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	108,732	105,986
Accumulated deficit	(43,710)	(20,470)
Total stockholders' equity	65,031	85,525
Total liabilities and equity	$525,276	$509,317

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Class A-1		Class A-2		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	76,637,470	$8	4,999,999	$1	$105,986	$(20,470)	$85,525
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	(1,596,636)	—	—	—	—
Stock-based compensation	—	—	—	—	1,060	—	1,060
Net loss	—	—	—	—	—	(1,966)	(1,966)
Balance, March 31, 2020	78,234,106	8	3,403,363	1	107,046	(22,436)	84,619
Exercise of common stock options	148,299	—	—	—	359	—	359
Stock-based compensation	—	—	—	—	1,327	—	1,327
Net loss	—	—	—	—	—	(21,274)	(21,274)
Balance, June 30, 2020	78,382,405	$8	3,403,363	$1	$108,732	$(43,710)	$65,031

(In thousands, except shares)	Class A-1		Additional	Treasury			Total
	Common Stock (1)		Paid-In	Stock (1)		Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Shares	Amount	Deficit	Equity
Balance, January 1, 2019	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$(17,202)	$57,118
Exercise of warrants	495,030	—	334	46,409	227	—	561
Employee stock option compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	3,995	3,995
March 31, 2019	58,986,311	6	80,608	(1,265,471)	(5,605)	(13,207)	61,802
Exercise of common stock options	—	—	—	284,608	84	—	84
Exercise of warrants	1,164,093	—	1,205	—	—	—	1,205
Employee stock option compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	4,328	4,328
Balance, June 30, 2019	60,150,404	$6	$81,941	(980,863)	$(5,521)	$(8,879)	$67,547
(1) Share amounts for 2019 have been retroactively restated to give effect to the reverse capitalization that is discussed in Note 1.
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(23,240)	$8,323
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	9,938	12,141
Amortization of route and customer acquisition costs and location contracts acquired	11,130	8,927
Amortization of debt issuance costs	936	333
Stock-based compensation	2,387	256
Loss (gain) on disposal of property and equipment	93	(47)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	611	171
Remeasurement of contingent consideration	(2,432)	227
Payments on consideration payable	(1,548)	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,078	255
Deferred income taxes	(5,195)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,105	(3,360)
Income taxes receivable	—	(1,050)
Route and customer acquisition costs	(585)	(1,271)
Route and customer acquisition costs payable	(69)	(714)
Accounts payable and accrued expenses	(11,319)	1,973
Other assets	(174)	(81)
Net cash (used in) provided by operating activities	(17,284)	26,083
Cash flows from investing activities:
Purchases of property and equipment	(4,123)	(10,600)
Proceeds from the sale of property and equipment	121	52
Net cash used in investing activities	(4,002)	(10,548)
Cash flows from financing activities:
Payments on term loan	(6,000)	(3,125)
Proceeds from delayed draw term loans	65,000	10,750
Payments on delayed draw term loans	(2,313)	(4,750)
Net payments on line of credit	(8,000)	(12,000)
Payments for debt issuance costs	(325)	—
Proceeds from exercise of stock options and warrants	359	1,851
Payments on consideration payable	(4,004)	(452)
Payments on capital lease obligation	—	(531)
Net cash provided by (used in) financing activities	44,717	(8,257)
Net increase in cash and cash equivalents	23,431	7,278
Cash and cash equivalents:
Beginning of period	125,403	92,229
End of period	$148,834	$99,507
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$6,678	$5,263
Income taxes	$—	$1,759
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$10,586	$2,186
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc.'s (and together with its subsidiaries, the “Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board since March 15, 2012. Its terminal operator license allows the Company to install and operate video gaming terminals in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations. The terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated.
The Company operates 11,108 and 8,082 video gaming terminals across 2,335 and 1,762 locations in the State of Illinois as of June 30, 2020 and 2019, respectively.
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
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response to the COVID-19 outbreak, the Illinois Gaming Board (“IGB”) made the decision to shut down all video gaming terminals (“VGTs”) across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. The temporary shutdown of Illinois video gaming impacted all of the gaming days during the three months ended June 30, 2020 and 106 of the 182 gaming days (or 58% of gaming days) during the six months ended June 30, 2020. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to position the Company to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of its employees and deferring certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020.
As a result of these developments, the Company's revenues, results of operations and cash flows have been materially affected, and the Company expects it to continue for at least as long as COVID-19 is a threat to the public health. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company incurred non-recurring, one-time expenses of $1.3 million and $1.9 million for the three and six months ended June 30, 2020, respectively, for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown. These costs are included within other expenses, net. The Company also spent $1.4 million in capital costs related to the purchase of IGB-mandated spacers for its VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.3 million related to cleaning, disinfecting and sanitizing supplies.
As part of the Company's analysis of the financial reporting impacts of the COVID-19 outbreak, and corollary response in the State of Illinois, including the temporary shutdown of our gaming operations, the Company evaluated its goodwill and long-lived assets for potential impairment triggers as of June 30, 2020. As a result of this analysis, no impairment losses were recorded. The Company will continue to monitor its assets for potential impairment losses in future periods. While the IGB has announced the resumption of all video gaming activities effective July 1st, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. If this were to occur, the Company could recognize impairment losses which could be material.
The Company also engaged a 3rd party valuation firm to assist in determining the fair value of its investment in convertible notes as of June 30, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of June 30, 2020.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-19”), Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an emerging growth company, elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statements and disclosure for the first six months of 2019 reflect the previous accounting standard of FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter of 2019 and reflects the adjustment as if the Company adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. ASC 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments. When determining the appropriate amortization period under ASC 340-40, the Company evaluated the impact of any renewal clauses that are likely to be exercised. The Company focused on whether commissions paid for renewals were commensurate with commissions paid on the original contract. The Company determined the renewal commissions were not commensurate and the amortization period should include expected renewals. As such, the period over which route and customer acquisition costs are amortized was extended to include expected renewals which resulted in an increase to the average life to 12.4 years.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the new standard in Q2 2020 (effective January 1, 2020) on a prospective basis. The adoption of the new standard will not have a material impact on the Company's full year effective tax rate.
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. The Company also estimated stock prices prior to the reverse recapitalization discussed in Note 1 when computing share-based compensation expense. Actual results may differ from those estimates.
Change in estimate: During the first quarter of 2020, the Company conducted a review of its estimate of depreciable lives for its video gaming terminals and equipment. As a result of this review, the Company extended the useful lives of its video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. The Company has many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the three and six months ended June 30, 2020, was as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Decrease to depreciation expense	$1,898	$4,511
Decrease to net loss	$1,533	$3,687
Decrease to loss per share	$0.02	$0.05

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s policy is to limit the amount of credit exposure to any one financial institution. The Company maintains its cash in accounts which may at times exceed Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts.
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
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company's fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, unless the Company disqualifies as an emerging growth company, in which case earlier adoption may be required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its condensed consolidated financial statements.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3. Investment in Convertible Notes
On July 19, 2019, the Company entered into an agreement to purchase up to $30.0 million in convertible promissory notes from another terminal operator that bear interest at 3% per annum. The Company has the option of converting the notes to common stock of the terminal operator prior to the maturity date. At closing, the Company purchased a $5.0 million note which is subordinated to the terminal operator’s credit facility and matures six months following the satisfaction of administrative conditions.
On October 11, 2019, the Company purchased an additional $25.0 million note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, will be payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
On July 30, 2020, the Company and the terminal operator entered into an amendment to the original note agreement. See Note 17 for further information.
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of June 30, 2020. For more information on how the Company determined the fair value of the convertible notes, see Note 10.
Note 4. Property and Equipment
Property and equipment consists of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Video game terminals and equipment	$176,453	$166,850
Amusement and other equipment	19,115	16,417
Office equipment and furniture	1,590	1,540
Computer equipment and software	9,405	8,715
Leasehold improvements	1,507	44
Vehicles	10,254	9,304
Buildings and improvements	10,757	12,075
Land	911	911
Construction in progress	1,025	768
Total property and equipment	231,017	216,624
Less accumulated depreciation and amortization	(107,258)	(97,423)
Property and equipment, net	$123,759	$119,201

Depreciation and amortization of property and equipment amounted to $5.1 million and $9.9 million for the three and six months ended June 30, 2020, respectively. In comparison, depreciation and amortization of property and equipment amounted to $6.1 million and $12.1 million for the three and six months ended June 30, 2019, respectively
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly. Gross payments due, based on the number of live locations, are approximately $6.8 million and $7.4 million as of June 30, 2020 and December 31, 2019, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.4 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively, of which

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

approximately $1.7 million and $1.7 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The route and customer acquisition cost asset is comprised of payments made on the contracts of $18.6 million and $18.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $2.1 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively.
Route and customer acquisition costs consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cost	$28,167	$28,501
Accumulated amortization	(11,707)	(11,102)
Route and customer acquisition costs, net	$16,460	$17,399

Amortization expense of route and customer acquisition costs was $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively. As previously mentioned, the Company's current year amortization expense is lower due to the adoption of ASC Topic 606 as the amortization period over which route and customer acquisition costs was extended to include expected renewals.
Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cost	$204,353	$204,353
Accumulated amortization	(47,729)	(37,570)
Location contracts acquired, net	$156,624	$166,783

Amortization expense of location contracts acquired was $5.1 million and $10.2 million, during the three and six months ended June 30, 2020, respectively. In comparison, amortization expense of location contracts acquired was $4.0 million and $7.6 million, during the three and six months ended June 30, 2019, respectively.
Note 7. Goodwill
On September 16, 2019, the Company acquired Grand River Jackpot which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $34.5 million as of June 30, 2020 and December 31, 2019, of which $28.7 million is deductible for tax purposes.
As previously discussed in Note 1, the Company evaluated its goodwill for potential impairment triggers as of June 30, 2020. As a result of this analysis, no impairment losses were recorded.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8. Debt
The Company’s debt as of June 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
2019 Senior Secured Credit Facility:
Revolving credit facility	$50,500	$58,500
Term Loan	234,000	240,000
Delayed Draw Term Loan (DDTL)	122,688	60,000
Total debt	407,188	358,500
Less: Debt issuance costs	(8,198)	(8,808)
Total debt, net of debt issuance costs	398,990	349,692
Less: Current maturities	(18,250)	(15,000)
Total debt, net of current maturities	$380,740	$334,692

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
As of June 30, 2020, there remained approximately $49.5 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of its assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2020, the weighted-average interest rate was approximately 3.3%.

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
The Company was in compliance with all debt covenants as of June 30, 2020. Given the Company's assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement).
Prior Credit Facility
The Company's Prior Credit Facility was a senior secured first lien credit facility, as amended, that consisted of a $125.0 million term loan, a contract draw loan facility of $170.0 million and a revolving credit facility of $85.0 million. The Company’s prior credit facility was with a syndicated group of banks with CIBC Bank USA, as administrative agent for the lenders. Included in the revolving credit facility and contract draw loan were swing line sub-facilities of $5.0 million each.
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Business and Asset Acquisitions
2019 Business Acquisition
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
The acquisition aggregate purchase consideration transferred totaled $113.7 million, which included: i) a cash payment made at closing of $100.0 million; ii) a subsequent cash payment of approximately $6.6 million for a working capital adjustment and; iii) contingent purchase consideration with an estimated fair value of $7.1 million. The contingent consideration represents two installment payments that are to be paid, up to a maximum amount, as follows: i) $2.5 million within 30 days following the one-year anniversary of the acquisition closing date and; ii) $7.0 million within 30 days following the three-year anniversary of the acquisition closing date. These payments are subject to adjustment based on certain performance measures included within the purchase agreement. The estimated fair value was determined based on the Company’s expected probability of future payment, discounted using Grand River’s weighted average cost of capital. The cash payment made at closing and subsequent working capital adjustment payment were both funded by the Company’s credit facilities. In light of the temporary suspension of gaming by the IGB due to the COVID-19 pandemic, the Company reversed its contingent liability for the previously mentioned $2.5 million installment payment due 30 days following the one-year anniversary of the acquisition closing date in the first quarter of 2020 as it is unlikely the performance measures for the period will be reached.
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
The condensed consolidated statements of operations include $12.3 million of revenue and $0.8 million of net income attributable to operations of Grand River for the six months ended June 30, 2020.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2019 as if the acquisition of Grand River had occurred as of January 1, 2018, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2019. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Revenues	$119,427	$231,902
Net income	5,542	10,711

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
TAV	$494	$3,546	$490	$3,497
Abraham	26	—	55	—
Fair Share Gaming	1,221	474	1,057	899
Family Amusement	395	2,787	293	2,815
Skyhigh	762	4,212	763	3,948
G3	294	99	2,952	154
Grand River	—	5,423	2,304	5,113
IGS	80	—	2,379	—
Total	$3,272	$16,541	$10,293	$16,426

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
Convertible promissory notes
In valuing it's convertible promissory notes at June 30, 2020 and December 31, 2019, the Company utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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
For interim periods, the Company evaluates the underlying assumptions used in the latest valuation and determines whether there have been any significant changes to those assumptions based on current events to determine if a revaluation is necessary. Based on the economic impacts of COVID-19, the Company engaged a 3rd party valuation firm to assist in determining the fair value of its investment in convertible notes as of June 30, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of June 30, 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Contingent consideration
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$12,591	$—	$—	$12,591

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327

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
Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual shareholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. As of June 30, 2020 and 2019, there were 0 and 91,350 warrants outstanding. All warrants were exercised prior to the reverse recapitalization.
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

The exact Fair Market Value and Redemption Date (as defined) may not be set forth in the table above, in which case, if the Fair Market Value is between two values in the table or the Redemption Date is between two redemption dates in the table, the number of Class A-1 Stock to be issued for each Public Warrant redeemed will be determined by a straight-line interpolation between the number of shares set forth for the higher and lower Fair Market Values and the earlier and later redemption dates, as applicable, based on a 365-day year.
On June 16, 2020, the Company announced that it would redeem all of the outstanding Public Warrants to purchase shares of the Company’s Class A-1 common stock, that were originally issued under the Warrant Agreement, at a redemption exchange rate equal to 0.250 shares of Class A-1 Common Stock per Public Warrant that remain outstanding at 5:00 p.m. New York City time on

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

July 16, 2020. The 2019 Warrants to purchase Class A-1 Common Stock are not subject to this redemption. See Note 17 for further information on the redemption.
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
Under the LTIP, the Company granted 1.2 million options to eligible officers and employees of the Company during the first quarter of 2020, which shall vest over a period of 5 years. No additional options were granted during the second quarter of 2020. During the six months ended June 30, 2020, the Company also issued 1.3 million restricted stock units (“RSUs”) to board of directors and certain employees, which shall vest over a period of 5 years for employees and a period of 6 months to 1 year for board of directors. The estimated grant date fair value of the options and RSUs granted during six months ended June 30, 2020 totaled $20.2 million.
Stock-based compensation expense, which pertains to the Company’s stock options and other equity awards, was $1.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively. In comparison, stock-based compensation expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations.
Note 13. Income Taxes
The Company recognized an income tax benefit of $5.1 million and $5.2 million during the three and six months ended June 30, 2020, respectively. In comparison, the Company recognized income tax expense of $1.8 million and $3.4 million during the three and six months ended June 30, 2019, respectively.
The Company calculates its (benefit from) provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 19.2% and 18.3% for the three and six months ended June 30, 2020, respectively. In comparison, the effective tax rate was 29.0% and 29.3% for the three and six months ended June 30, 2019, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the business mix of our earnings; the amount of permanent tax adjustments and discrete items. The tax rate in 2020 is also impacted by the forecast of a net loss for the year, but has unfavorable permanent tax adjustments which are causing the expected tax rate to decrease, year over year for the three and six months ended June 30, 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and authorizes more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The Company believes it is eligible for certain credits of the relief programs under the CARES Act and is in the process of gathering the required information. The Company will continue to monitor the situation and evaluate any additional future legislation.
Note 14. Commitments and Contingencies
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to, employee matters, employment of professional and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
Note 15. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”) and G3 Gaming, LLC (“G3”), the sellers became employees of the Company. Consideration payable to the Fair Share seller was $1.7 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.2 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively. Consideration payable to the G3 sellers was $0.4 million and $3.1 million as of June 30, 2020 and December 31, 2019, respectively. Payments to the G3 seller under the acquisition agreement were $2.5 million during the six months ended June 30, 2020. There were no payments to the G3 seller during the six months ended June 30, 2019. Subsequent to the Fair Share acquisition, the seller of Fair Share joined the Company’s Board of Directors.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the six months ended June 30, 2020 and 2019, Accel paid Much Shelist $0.1 million, and $0.2 million, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations.
Note 16. Earnings Per Share
As a result of the previously mentioned reverse recapitalization in Note 1, the Company has retrospectively adjusted the weighted average shares outstanding for the three and six months ended June 30, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The components of basic and diluted earning per share (“EPS”) were as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(21,274)	$4,328	$(23,240)	$8,323

Basic weighted average outstanding shares of common stock	78,317	58,605	78,161	57,896
Dilutive effect of stock-based awards for common stock	—	1,120	—	1,117
Dilutive effect of stockholder notes receivable for common stock	—	917	—	948
Dilutive effect of warrants for common stock	—	1,263	—	1,781
Diluted weighted average outstanding shares of common stock	78,317	61,904	78,161	61,742

Earnings (loss) per share:
Basic	$(0.27)	$0.07	$(0.30)	$0.14
Diluted	$(0.27)	$0.07	$(0.30)	$0.13

Since the Company was in a net loss position for the three and six months ended June 30, 2020, there is no difference between basic and dilutive weighted average common stock outstanding.
Anti-dilutive stock-based awards, Class A-2 shares, and warrants excluded from the calculations of diluted EPS were 5,401,791, and 5,715,823 for the three and six months ended June 30, 2020, respectively.
Note 17. Subsequent Events
On July 14, 2020, the Company announced that it had commenced an exchange offer (the "Offer") to all holders of its outstanding warrants to receive 0.250 shares of Class A-1 Common Stock in exchange for each warrant tendered pursuant to the Offer. The Offer will be open until 11:59 p.m., Eastern Standard Time, on August 11, 2020, or such later time and date to which the Company may extend. On July 16, 2020, the Company consummated the redemption of its Public Warrants. The Company exchanged each Public Warrant for 0.250 shares of the Company’s Class A-1 Common Stock and issued 3,784,416 shares of its Class A-1 Common Stock in exchange for the Public Warrants at settlement of the redemption.
On July 22, 2020, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the NYSE suspended trading in, and has determined to commence proceedings to delist, the Company’s Public Warrants to purchase shares of the Company’s Class A-1 Common Stock (ticker symbol ACEL.WS) from the NYSE. The delisting is a result of the failure to of the Public Warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security.
On July, 22, 2020 (the “Closing Date”), the Company completed its previously announced acquisition of Tom’s Amusement Company, Inc., a southeastern U.S. amusement operator and Master Licensee in the state of Georgia. The total purchase price was approximately $3.6 million, of which the Company paid $2.1 million in cash at closing. The remaining $1.5 million of contingent consideration payables are to be paid in cash on the 18-month and 24-month anniversaries of the Closing Date. The amount of each payment is $750,000 multiplied by a performance ratio. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On July 30, 2020, the Company and the terminal operator entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible promissory notes from another terminal operator. The Amendment, among other things, extends the maturity date of the $5.0 million convertible note and the beginning of the payback period for the $25.0 million convertible note until December 31, 2020.
On August 4, 2020, the Company and the other parties thereto entered into Amendment No. 1 to its Credit Agreement. The amendment, among other things, provides a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement).

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
Company Overview
We are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a conditional license from the Pennsylvania Gaming Control Board. In July 2020, the Georgia Lottery Corporation approved one of our consolidated subsidiaries as a Master Licensee. We operate 11,108 video gaming terminals across 2,335 locations in the State of Illinois as of June 30, 2020.
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
In response to the COVID19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. The temporary shutdown of Illinois video gaming impacted 106 of the 182 gaming days (or 58% of gaming days) during the first half of 2020. In light of these events and their effect on Accel’s employees and licensed establishment partners, we took action to reduce our monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, we started reinstating employees from furlough in order to properly resume operations.
As a result of these developments, our revenues, results of operations and cash flows have been materially affected. The situation is rapidly changing and additional impacts to the business and financial results may arise that we are not aware of currently.
In close consultation with the Illinois Department of Public Health and the governor, the IGB issued resumption protocols to guide casino and terminal operators in their resumption planning. Based on those protocols, we provided a Pandemic Resumption Plan to the IGB to guide our operations upon the resumption of gaming on July 1, at 9:00 a.m. Our plan included working with our licensed establishment partners to, among other things:
•Follow social distancing requirements within the gaming area by moving the gaming equipment or installing spacers that meet IGB guidelines;
•determine how personal protective equipment usage requirements will be observed and enforced;
•develop procedures and schedules for cleaning, disinfecting and sanitizing the establishment as well the gaming area, including the VGTs; and
•proper signage to remind patrons of social distancing requirements, proper hand washing, use of sanitizers, use of personal protective equipment, and to stay at home if feeling sick.
Accel supports these measures to protect the safety of our fellow Illinois citizens, as the health and safety of players and licensed partner establishments is of paramount importance to us. We have been in constant contact with our licensed partner establishments to keep them aware of current developments, and have been working with them through this plan. As a result, by day 3 of the relaunch, more than 90% of Accel’s locations were live and less than 3% of Accel's VGTs were down due to resumption protocols.
We have incurred non-recurring, one-time expenses of $1.3 million and $1.9 million for the three and six months ended June 30, 2020, respectively, for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown. These costs are included within other expenses, net. We also spent $1.4 million in capital costs related to the purchase of IGB-mandated spacers for our VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.3 million related to cleaning, disinfecting and sanitizing supplies.
While the IGB has announced the resumption of all video gaming activities effective July 1st, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events.
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
Operating Expenses
Video gaming expenses. Gaming expenses consist of (i) a 33% tax on net video gaming revenue (such tax increased from 30% beginning on July 1, 2019 and will increase to 34% beginning on July 1, 2020) that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected and (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee.
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
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest on our prior credit facility was payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the prior credit facility, ranging from 1.70% to 2.50% depending on the ratio of total net debt to EBITDA. Interest expense, net also consists of interest income on convertible promissory notes from another terminal operator that bear interest at 3% per annum.
Income tax (benefit) expense
Income tax (benefit) expense consists mainly of taxes (receivable) payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended June 30, 2020 and 2019:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2020	2019	Change ($)	Change (%)
Revenues:
Net video gaming	$—	$100,994	$(100,994)	(100.0)%
Amusement	260	1,348	(1,088)	(80.7)%
ATM fees and other revenue	119	1,925	(1,806)	(93.8)%
Total revenues	379	104,267	(103,888)	(99.6)%
Operating expenses:
Video gaming expenses	—	66,082	(66,082)	(100.0)%
General and administrative	10,451	17,476	(7,025)	(40.2)%
Depreciation and amortization of property and equipment	5,071	6,100	(1,029)	(16.9)%
Amortization of route and customer acquisition costs and location contracts acquired	5,565	4,624	941	20.4%
Other expenses, net	3,132	730	2,402	329.0%
Total operating expenses	24,219	95,012	(70,793)	(74.5)%
Operating (loss) income	(23,840)	9,255	(33,095)	(357.6)%
Interest expense, net	2,489	3,156	(667)	(21.1)%
(Loss) income before income tax (benefit) expense	(26,329)	6,099	(32,428)	(531.7)%
Income tax (benefit) expense	(5,055)	1,771	(6,826)	(385.4)%
Net (loss) income	$(21,274)	$4,328	$(25,602)	(591.5)%

Revenues
Total revenues for the three months ended June 30, 2020 were $0.4 million, a decrease of $103.9 million, or 99.6%, compared to the prior year period. This decline was driven by a decrease in net video gaming revenue of $101.0 million, or 100.0%, a decrease in amusement revenue of $1.1 million, or 80.7% and a decrease in ATM fees and other revenue of $1.8 million, or 93.8%. The decrease in revenue is attributable to the shutdown of Illinois video gaming due to the COVID-19 outbreak which resulted in no gaming days for the three months ended June 30, 2020.
Video gaming expenses
Total video gaming expenses for the three months ended June 30, 2020 decreased $66.1 million, or 100.0%, compared to the prior year period attributable to the shutdown of Illinois video gaming due to the COVID-19 outbreak.
General and administrative
Total general and administrative expenses for the three months ended June 30, 2020 were $10.5 million, a decrease of $7.0 million, or 40.2%, compared to the prior year period. The decrease was attributable to a reduction to our monthly cash expenses during the IGB mandated shutdown which included furloughing approximately 90% of our employees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2020 was $5.1 million, a decrease of $1.0 million, or 16.9%, compared to the prior year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the second quarter of 2020 was a net decrease in depreciation expense of $1.9 million. Partially offsetting this decrease was an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended June 30, 2020 was $5.6 million, an increase of $0.9 million, or 20.4%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 which increased the period over which route and customer acquisition costs are amortized to include expected renewals.
Other expenses, net
Other expenses, net for the three months ended June 30, 2020 were $3.1 million, an increase of $2.4 million, or 329.0%, compared to the prior year period. Included in Other expenses, net for the three months ended June 30, 2020 were non-recurring, one-time expenses of $1.3 million for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown.
Interest expense, net
Interest expense, net for the three months ended June 30, 2020 was $2.5 million, a decrease of $0.7 million, or 21.1%, compared to the prior year period primarily due to lower rates and interest income on the convertible notes, partially offset by an increase in borrowings. For the three months ended June 30, 2020, the weighted average interest rate was approximately 2.7% compared to a rate of approximately 4.6% for the prior year period.
Income tax (benefit) expense
Income tax benefit for the three months ended June 30, 2020 was $5.1 million, a decrease of $6.8 million, or 385.4%, compared to the prior year period which had income tax expense of $1.8 million. The effective tax rate for the three months ended June 30, 2020 was 19.2% compared to 29.0% in the prior year period. The lower tax rate in the second quarter of 2020 was due to permanent differences related to stock options, transaction costs and executive compensation.

The following table summarizes Accel’s results of operations on a consolidated basis for the six months ended June 30, 2020 and 2019:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2020	2019	Change ($)	Change (%)
Revenues:
Net video gaming	$101,575	$195,169	$(93,594)	(48.0)%
Amusement	1,952	2,786	(834)	(29.9)%
ATM fees and other revenue	2,080	3,737	(1,657)	(44.3)%
Total revenues	105,607	201,692	(96,085)	(47.6)%
Operating expenses:
Video gaming expenses	67,980	127,703	(59,723)	(46.8)%
General and administrative	33,919	33,600	319	0.9%
Depreciation and amortization of property and equipment	9,938	12,141	(2,203)	(18.1)%
Amortization of route and customer acquisition costs and location contracts acquired	11,130	8,927	2,203	24.7%
Other expenses, net	4,336	1,346	2,990	222.1%
Total operating expenses	127,303	183,717	(56,414)	(30.7)%
Operating (loss) income	(21,696)	17,975	(39,671)	(220.7)%
Interest expense, net	6,738	6,203	535	8.6%
(Loss) income before income tax (benefit) expense	(28,434)	11,772	(40,206)	(341.5)%
Income tax (benefit) expense	(5,194)	3,449	(8,643)	(250.6)%
Net (loss) income	$(23,240)	$8,323	$(31,563)	(379.2)%

Revenues
Total revenues for the six months ended June 30, 2020 were $105.6 million, a decrease of $96.1 million, or 47.6%, compared to the prior year period. This decline was driven by a decrease in net video gaming revenue of $93.6 million, or 48.0%, a decrease in amusement revenue of $0.8 million, or 29.9% and a decrease in ATM fees and other revenue of $1.7 million, or 44.3%. The decrease in net video gaming revenue is largely attributable to the temporary shutdown of Illinois video gaming since March 16, 2020, due to the COVID-19 outbreak which impacted 106 of the 182 gaming days (or 58% of gaming days) in the first half of 2020, partially offset by the acquisition of Grand River Jackpot on September 16, 2019, which collectively contributed $12.3 million in net video gaming revenue. Excluding Grand River Jackpot, net video gaming revenue decreased in the first half of 2020 by $105.9 million, or 54.3%, compared to the prior period, largely attributable to the previously mentioned temporary shutdown of Illinois video gaming due to the COVID-19 outbreak, partially offset by an increase in the number of licensed establishments and VGTs.
Video gaming expenses
Total video gaming expenses for the six months ended June 30, 2020 were $68.0 million, a decrease of $59.7 million, or 46.8%, compared to the prior year period. The components of video gaming expenses as a percentage of revenue of 64.4% for the six months ended June 30, 2020 was slightly higher than the 63.3% for the six months ended June 30, 2019 due to the increase in the gaming tax from 30% to 33% on July 1, 2019. The decrease of $59.7 million was the result of the previously mentioned temporary shutdown of Illinois video gaming due to the COVID-19 outbreak.
General and administrative
Total general and administrative expenses for the six months ended June 30, 2020 were $33.9 million, an increase of $0.3 million, or 0.9%, compared to the prior year period. We experienced higher costs related to professional fees and stock-based compensation, partially offset by a reduction in our monthly cash expenses during the IGB mandated shutdown which included furloughing approximately 90% of our employees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2020 was $9.9 million, a decrease of $2.2 million, or 18.1%, compared to the prior year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the first half of 2020 was a net decrease in depreciation expense of $4.5 million. Partially offsetting this decrease was an increased number of licensed establishments and VGTs. Depreciation and amortization as a percentage of revenue was 9.4% for the six months ended June 30, 2020 compared to 6.0% for the prior year period.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the six months ended June 30, 2020 was $11.1 million, an increase of $2.2 million, or 24.7%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 which increased the period over which route and customer acquisition costs are amortized to include expected renewals. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue was 10.5% for the six months ended June 30, 2020 compared to 4.4% for the prior year period.
Other expenses, net
Other expenses, net for the six months ended June 30, 2020 were $4.3 million, an increase of $3.0 million, or 222.1%, compared to the prior year period. Included in Other expenses, net for the six months ended June 30, 2020 were non-recurring, one-time expenses of $1.9 million for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown as well as additional non-recurring costs related to public company registration statements, partially offset by a favorable revaluation of consideration payable in connection with gaming acquisitions.

Interest expense, net
Interest expense, net for the six months ended June 30, 2020 was $6.7 million, an increase of $0.5 million, or 8.6%, compared to the prior year period primarily due to an increase in borrowings, partially offset by lower rates and interest income on the convertible notes. For the six months ended June 30, 2020, the weighted average interest rate was approximately 3.3% compared to a rate of approximately 4.6% for the prior year period.
Income tax (benefit) expense
Income tax benefit for the six months ended June 30, 2020 was $5.2 million, a decrease of $8.6 million, or 250.6%, compared to the prior year period which had income tax expense of $3.4 million. The effective tax rate for the six months ended June 30, 2020 was 18.3% compared to 29.3% in the prior year period. The lower tax rate in the first half of 2020 was due to permanent differences related to stock options, transaction costs and executive compensation.
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
Hold-per-day
Hold-per-day is calculated by dividing the difference between cash deposited in all VGTs and tickets issued to players by the average number of VGTs in operation during the period being measured, and then dividing the calculated amount by the number of operating days in such period.

The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of June 30, respectively:

	As of June 30,		Increase / (Decrease)
	2020	2019	Change $	Change %
Licensed establishments	2,335	1,762	573	32.5%
Video gaming terminals	11,108	8,082	3,026	37.4%
Average remaining contract term (years) (1)	6.8	7.4	(0.6)	(8.1)%
(1) Excluding the Grand River Jackpot acquisition, the Average remaining contract life was 7.0 years as of June 30, 2020.
The following table sets forth information with respect to Accel’s hold-per-day for the three and six months ended June 30, respectively:

	June 30		Increase / (Decrease)
	2020	2019	Change $	Change %
Hold-per-day - for the three months ended(1)	$—	$139	$(139)	(100.0)%
Hold-per-day - for the six months ended (2)	$124	$137	$(13)	(9.5)%
(1) There were no gaming days for the three months ended June 30, 2020, due to the IGB mandated COVID-19 shutdown.
(2) Excluding the Grand River Jackpot acquisition, Hold-per-day was $132 for the six months ended June 30, 2020. Hold per day for the six months ended June 30, 2020 is computed based on 76-eligible days of gaming (excludes 106 non-gaming days due to the IGB mandated COVID-19 shutdown).
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
Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(21,274)	$4,328	$(23,240)	$8,323
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	5,565	4,624	11,130	8,927
Stock-based compensation(2)	1,327	128	2,387	256
Other expenses, net(3)	3,132	754	4,336	1,370
Tax effect of adjustments(4)	(2,343)	(2,311)	(2,015)	(3,805)
Adjusted net (loss) income	$(13,593)	$7,523	$(7,402)	$15,071
Depreciation and amortization of property and equipment	5,071	6,100	9,938	12,141
Interest expense, net	2,489	3,156	6,738	6,203
Income tax (benefit) expense	(2,712)	4,082	(3,179)	7,254
Adjusted EBITDA	$(8,745)	$20,861	$6,095	$40,669

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
Adjusted EBITDA for the three months ended June 30, 2020,was a loss of $8.7 million, a decrease of $29.6 million, or 141.9%, compared to the prior year period. Adjusted EBITDA for the six months ended June 30, 2020, was $6.1 million, a decrease of $34.6 million, or 85.0%, compared to prior year period. Both the three and six month periods ended June 30, 2020, were lower primarily due to the impact of the previously mentioned temporary shutdown of video gaming in the state of Illinois due to the COVID-19 outbreak.
Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of June 30, 2020, Accel had $148.8 million in cash and cash equivalents.
In response to the decision by the IGB to shut down all VGTs across the State of Illinois due to the COVID-19 outbreak, we took action to reduce our projected monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations. The actions taken include furloughing approximately 90% our employees and deferring certain payments to major vendors. Additionally, members of our management team decided to voluntarily forgo their salaries until the resumption of video gaming operations. We also borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
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
As of June 30, 2020, there remained approximately $49.5 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by Accel and our wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of its assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2020, the weighted-average interest rate was approximately 3.33%.
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
Accel was in compliance with all debt covenants as of June 30, 2020. Given our assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement).
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
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(17,284)	$26,083
Net cash used in investing activities	(4,002)	(10,548)
Net cash provided by (used in) financing activities	44,717	(8,257)
Net cash (used in) provided by operating activities
For the six months ended June 30, 2020, net cash used in operating activities was $17.3 million, a decrease of $43.4 million over the comparable period. In addition to our decrease in net income, we had $1.5 million in payments on contingent consideration and experienced a decrease in working capital adjustments.
Net cash used in investing activities
For the six months ended June 30, 2020, net cash used in investing activities was $4.0 million, a decrease of $6.5 million over the comparable period and was primarily attributable to less cash used to purchase property and equipment.
Net cash provided by (used in) financing activities
Cash from financing activities is primarily used to fund acquisitions, purchases of property and equipment, and for working capital requirements.
For the six months ended June 30, 2020, net cash provided by financing activities was $44.7 million, an increase of $53.0 million over the comparable period. The increase was primarily due to an increase in net borrowings on Accel’s credit facility, partially offset by higher payments on consideration payable.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Change in Estimate
During the first quarter of 2020, we conducted a review of our estimates of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our video gaming terminals and equipment from 7 to 10 as the equipment is lasting longer than originally estimated. We have many video gaming terminals and equipment that were purchased when we started operations that are still being used today. The impact of this change in estimate for the three and six months ended June 30, 2020, was a net decrease in depreciation expense of $1.9 million and $4.5 million, and $1.5 million and $3.7 million net of tax, respectively.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
The following table sets forth Accel’s obligations and commitments to make future payments under contracts and contingent commitments as of June 30, 2020 (in thousands):

	Less than 1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in over 5 years	Total
Credit facility principal payments(1)	$18,250	$36,500	$352,438	$—	$407,188
Interest payments on credit facility(2)	10,110	18,873	11,612	—	40,595
Operating lease obligations(3)	273	246	65	—	584
Total contractual obligations	$28,633	$55,619	$364,115	$—	$448,367
(1)    Term Loans require quarterly principal payments of 1.25% of the outstanding loan amounts on the Closing Date.
(2)    Interest payable monthly on unpaid balances at variable per annum LIBOR rate plus applicable margin.
(3)    Represents leased office space under agreements expiring between January 2020 through December 2023.
Route acquisition costs payable
Accel enters into contracts with third parties and licensed establishments throughout the State of Illinois which allow Accel to install and operate VGTs. Payments are due over varying terms of the individual agreements and are discounted at Accel’s incremental borrowing cost at the time the contract is acquired. As of June 30, 2020 and December 31, 2019, route acquisition costs payable was $6.4 million and $6.5 million, respectively. The cost payable is included on Accel’s balance sheets as a liability as its deemed to be both probable and estimable based on all available information; however, contractual payments are contingent upon continued future operations of the licensed establishments including ongoing compliance with licensing requirements.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s condensed consolidated statements of operations in other expenses, net. As of June 30, 2020 and December 31, 2019, the consideration payable balance was $19.8 million and $26.7 million, respectively.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $407.2 million as of June 30, 2020. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $4.1 million annually, assuming the balance outstanding under Accel’s credit facility remained at $407.2 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
Inflation Risk
Accel does not believe that inflation has had a material effect on its results of operations, cash flows and financial condition in the last three years. Inflation may become a greater risk in the event of changes in current economic conditions and governmental fiscal policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2020, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of June 30, 2020 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Lawsuits and claims are filed against Accel from time to time in the ordinary course of business, including related to employee matters, employment agreements and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters are not expected to have a material adverse effect on our financial position or results of operations.
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
On March 16, 2020, the IGB issued an order requiring the suspension of all video gaming operations at all licensed video gaming establishments of any kind in Illinois (the “IGB Closure Order”). Additionally, on March 21, 2020, Illinois Governor J.B. Pritzker issued an executive order (the "Illinois Executive Order") requiring the closure of all “non-essential” businesses and also requiring all individuals living within the State of Illinois to “stay at home” other than in the case of limited exceptions. The IGB Closure Order and the Illinois Executive Order were each extended multiple times. The Illinois Executive Order was canceled on June 26, 2020 as non essential businesses were allowed to open at limited capacities. In response to the cancellation of the Illinois Executive Order, the IGB allowed video gaming operations to resume on July 1, 2020. The mandated complete shutdown of our licensed establishment partners’ gaming operations and our VGTs by the IGB Closure Order substantially and adversely impacted our business, operations and financial condition. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, travel of customers to our licensed establishment partners.
While the IGB has announced the resumption of all video gaming activities effective July 1st, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. It is unknowable at this time how quickly customers will return to our licensed establishment partners, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Demand for the video gaming and non-gaming services provided by our licensed establishment partners may remain weak for a significant length of time and we cannot predict if and when such demand will return to pre-outbreak demand, if at all. We also cannot predict whether all of our licensed establishment partners will re-open and continue operating, or if they do, whether they will choose to renew their contracts with Accel at pre-outbreak levels or at all. Certain of our licensed establishment partners may go out of business. We may be adversely impacted as a result of the adverse impact our licensed establishment partners suffer.
While our operations workforce returns to support our business, we continue to allow office employees to work from home, which, if continued, may have a substantial impact on employee attendance and productivity, may cause employee turnover, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. Now that the IGB Closure and Illinois Executive Orders are lifted and our operations resume, we may experience difficulties in resuming our operations to pre-closure levels, and our ability to serve our clients may be disrupted or inconsistent with pre-closure service, all or any of which could have a material adverse effect on our business, operations and financial condition.
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
ITEM 2. UNREGISTERED SALES OF SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

3.3	Bylaws Amendment (Incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated May 6, 2020

10.19 *	Tender and Exchange Agreement dated June 18, 2020

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: August 5, 2020	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer