Form 10-Q
period 2020-09-30
Accel Entertainment, Inc.
filed 2020-11-05
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2020, there were 93,280,747 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net video gaming	$129,635	$98,071	$231,210	$293,240
Amusement	4,171	1,302	6,123	4,088
ATM fees and other revenue	2,526	1,921	4,606	5,658
Total net revenues	136,332	101,294	241,939	302,986
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	91,792	65,707	161,795	193,410
General and administrative	23,164	17,560	55,061	51,160
Depreciation and amortization of property and equipment	5,361	6,524	15,299	18,665
Amortization of route and customer acquisition costs and location contracts acquired	5,648	4,285	16,778	13,212
Other expenses, net	1,383	6,200	5,719	7,546
Total operating expenses	127,348	100,276	254,652	283,993
Operating income (loss)	8,984	1,018	(12,713)	18,993
Interest expense, net	3,434	3,315	10,172	9,518
Income (loss) before income tax (benefit) expense	5,550	(2,297)	(22,885)	9,475
Income tax (benefit) expense	(6,593)	(699)	(11,788)	2,750
Net income (loss)	$12,143	$(1,598)	$(11,097)	$6,725
Net income (loss) per common share:
Basic (1)	$0.15	$(0.03)	$(0.14)	$0.11
Diluted (1)	0.14	(0.03)	(0.14)	0.11
Weighted average number of shares outstanding:
Basic (1)	82,785	59,684	79,708	58,500
Diluted (1)	86,960	59,684	79,708	62,013
(1) Per share and share amounts for 2019 have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 1.
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$179,108	$125,403
Prepaid expenses	3,780	4,151
Income taxes receivable	3,907	3,907
Investment in convertible notes (current)	14,000	11,000
Other current assets	8,947	7,034
Total current assets	209,742	151,495
Property and equipment, net	130,656	119,201
Other assets:
Route and customer acquisition costs, net	16,118	17,399
Location contracts acquired, net	155,532	166,783
Goodwill	34,511	34,511
Investment in convertible notes, less current portion	16,000	19,000
Other assets	2,054	928
	224,215	238,621
Total assets	$564,613	$509,317
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$15,000
Current portion of route and customer acquisition costs payable	1,646	1,700
Accrued location gaming expense	1,593	1,323
Accrued state gaming expense	7,524	7,119
Accounts payable and other accrued expenses	20,270	19,511
Current portion of consideration payable	3,346	10,293
Total current liabilities	52,629	54,946
Long-term liabilities:
Debt, net of current maturities	330,757	334,692
Route and customer acquisition costs payable, less current portion	4,201	4,752
Consideration payable, less current portion	17,871	16,426
Deferred income tax liability	1,188	12,976
Total long-term liabilities	354,017	368,846
Stockholders’ equity :
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized;92,146,013 shares issued and outstanding at September 30, 2020; 76,637,470 shares issued and outstanding at December 31, 2019	9	8
Class A-2 Common Stock, par value $0.0001; 10,000,000 shares authorized; 3,403,363 shares issued and outstanding at September 30, 2020; 4,999,999 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	189,524	105,986
Accumulated deficit	(31,567)	(20,470)
Total stockholders' equity	157,967	85,525
Total liabilities and equity	$564,613	$509,317
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Class A-1		Class A-2		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	76,637,470	$8	4,999,999	$1	$105,986	$(20,470)	$85,525
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	(1,596,636)	—	—	—	—
Stock-based compensation	—	—	—	—	1,060	—	1,060
Net loss	—	—	—	—	—	(1,966)	(1,966)
Balance, March 31, 2020	78,234,106	8	3,403,363	1	107,046	(22,436)	84,619
Exercise of common stock options	148,299	—	—	—	359	—	359
Stock-based compensation	—	—	—	—	1,327	—	1,327
Net loss	—	—	—	—	—	(21,274)	(21,274)
Balance, June 30, 2020	78,382,405	8	3,403,363	1	108,732	(43,710)	65,031
Exercise of common stock options	181,208	—	—	—	405	—	405
Exchange of warrants for common stock	5,582,400	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	1,668	—	1,668
Issuance of common stock, net	8,000,000	1	—	—	78,714	—	78,715
Net income	—	—	—	—	—	12,143	12,143
Balance, September 30, 2020	92,146,013	$9	3,403,363	$1	$189,524	$(31,567)	$157,967

(In thousands, except shares)	Class A-1		Additional	Treasury			Total
	Common Stock (1)		Paid-In	Stock (1)		Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Shares	Amount	Deficit	Equity
Balance, January 1, 2019	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$(17,202)	$57,118
Exercise of warrants	495,030	—	334	46,409	227	—	561
Employee stock option compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	3,995	3,995
March 31, 2019	58,986,311	6	80,608	(1,265,471)	(5,605)	(13,207)	61,802
Exercise of common stock options	—	—	—	284,608	84	—	84
Exercise of warrants	1,164,093	—	1,205	—	—	—	1,205
Employee stock option compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	4,328	4,328
Balance, June 30, 2019	60,150,404	6	81,941	(980,863)	(5,521)	(8,879)	67,547
Contributed capital, professional service fees paid by shareholder	—	—	2,891	—	—	—	2,891
Exercise of warrants	1,299,453	—	1,346	—	—	—	1,346
Employee stock option compensation	—	—	127	—	—	—	127
Net loss	—	—	—	—	—	(1,598)	(1,598)
Balance, September 30, 2019	61,449,857	$6	$86,305	(980,863)	$(5,521)	$(10,477)	$70,313
(1) Share amounts for 2019 have been retroactively restated to give effect to the reverse capitalization that is discussed in Note 1.
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,097)	$6,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,299	18,665
Amortization of route and customer acquisition costs and location contracts acquired	16,778	13,212
Amortization of debt issuance costs	1,414	436
Contributed capital, professional service fees paid by shareholder	—	2,891
Stock-based compensation	4,055	383
Loss on disposal of property and equipment	95	111
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	446	187
Remeasurement of contingent consideration	(2,233)	(86)
Payments on consideration payable	(1,961)	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,543	1,279
Deferred income taxes	(11,788)	2,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,502)	(2,643)
Income taxes receivable	—	(4,517)
Route and customer acquisition costs	(539)	(2,444)
Route and customer acquisition costs payable	(604)	(1,031)
Accounts payable and accrued expenses	(5,662)	9,800
Other assets	(126)	(66)
Net cash provided by operating activities	4,118	45,652
Cash flows from investing activities:
Purchases of property and equipment	(17,656)	(19,878)
Proceeds from the sale of property and equipment	119	24
Payments for location contracts acquired	—	(509)
Purchase of investment in convertible note	—	(5,000)
Business and asset acquisitions, net of cash acquired	(5,611)	(100,896)
Net cash used in investing activities	(23,148)	(126,259)
Cash flows from financing activities:
Payments on term loan	(9,000)	(9,375)
Proceeds from delayed draw term loans	65,000	112,250
Payments on delayed draw term loans	(3,875)	(9,250)
Net payments on line of credit	(53,500)	6,000
Payments for debt issuance costs	(723)	(600)
Proceeds from issuance of common stock, net	78,714	—
Proceeds from exercise of stock options and warrants	769	3,196
Payments on consideration payable	(4,650)	(2,091)
Payments on capital lease obligation	—	(531)
Net cash provided by financing activities	72,735	99,599
Net increase in cash and cash equivalents	53,705	18,992
Cash and cash equivalents:
Beginning of period	125,403	92,229
End of period	$179,108	$111,221

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$9,803	$8,146
Income taxes	$—	$1,759
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$7,097	$4,917
Common stock offering costs in accounts payable and accrued liabilities	$1,476	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$7,563	$119,138
Less cash acquired	(212)	(8,861)
Less consideration payable	(1,740)	(9,381)
Cash purchase price	$5,611	$100,896
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc.'s (and together with its subsidiaries, the “Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board since March 15, 2012. Its terminal operator license allows the Company to install and operate video gaming terminals in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
The Company operates 11,597 and 10,346 video gaming terminals across 2,363 and 2,290 locations in the State of Illinois as of September 30, 2020 and 2019, respectively.
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
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response to the COVID-19 outbreak, the Illinois Gaming Board (“IGB”) made the decision to shut down all video gaming terminals (“VGTs”) across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. The temporary shutdown of Illinois video gaming impacted 106 of the 274 gaming days (or 39% of gaming days) during the nine months ended September 30, 2020. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to position the Company to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of its employees and deferring certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020.

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
The Company incurred non-recurring, one-time expenses of $0.2 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, for costs to provide benefits (e.g. health insurance) for furloughed employees during COVID-19 operational disruptions. These costs are included within other expenses, net. The Company also spent $1.9 million in capital costs for the nine months ended September 30, 2020 related to the purchase of IGB-mandated spacers for its VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.4 million and $0.7 million for the three and nine months ended September 30, 2020 related to cleaning, disinfecting and sanitizing supplies.
As part of the Company's analysis of the financial reporting impacts of the COVID-19 outbreak, and corollary response in the State of Illinois, including the temporary shutdown of our gaming operations, the Company evaluated its goodwill and long-lived assets for potential impairment triggers as of September 30, 2020. As a result of this analysis, no impairment losses were recorded. The Company will continue to monitor its assets for potential impairment losses in future periods. While the IGB has announced the resumption of all video gaming activities effective July 1st, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. If this were to occur, the Company could recognize impairment losses which could be material.
The Company also engaged a third-party valuation firm to assist in determining the fair value of its investment in convertible notes as of September 30, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of September 30, 2020.
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
Adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-19”), Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an emerging growth company, elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statements and disclosure for the first nine months of

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

2019 reflect the previous accounting standard of FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter of 2019 and reflects the adjustment as if the Company adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. ASC 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments. When determining the appropriate amortization period under ASC 340-40, the Company evaluated the impact of any renewal clauses that are likely to be exercised. The Company focused on whether commissions paid for renewals were commensurate with commissions paid on the original contract. The Company determined the renewal commissions were not commensurate and the amortization period should include expected renewals. As such, the period over which route and customer acquisition costs are amortized was extended to include expected renewals which resulted in an increase to the average life to 12.4 years.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the new standard in Q2 2020 (effective January 1, 2020) on a prospective basis. The adoption of the new standard did not have a material impact on the Company's financial statements.
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
Change in estimate: During the first quarter of 2020, the Company conducted a review of its estimate of depreciable lives for its video gaming terminals and equipment. As a result of this review, the Company extended the useful lives of its video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. The Company has many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the three and nine months ended September 30, 2020, was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Decrease to depreciation expense	$1,872	$6,383
Increase to net income/decrease to net loss	$1,338	$4,564
Increase to net income per share/decrease to net loss per share	$0.02	$0.06
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
On July 30, 2020, the Company and the terminal operator entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible promissory notes from the terminal operator. The Amendment, among other things, extends the maturity date of the $5.0 million convertible note and the beginning of the payback period for the $25.0 million convertible note until December 31, 2020.
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of September 30, 2020. For more information on how the Company determined the fair value of the convertible notes, see Note 10.
Note 4. Property and Equipment
Property and equipment consists of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Video game terminals and equipment	$183,736	$166,850
Amusement and other equipment	21,547	16,417
Office equipment and furniture	1,590	1,540
Computer equipment and software	11,469	8,715
Leasehold improvements	1,650	44
Vehicles	10,702	9,304
Buildings and improvements	10,845	12,075
Land	911	911
Construction in progress	606	768
Total property and equipment	243,056	216,624
Less accumulated depreciation and amortization	(112,400)	(97,423)
Property and equipment, net	$130,656	$119,201
Depreciation and amortization of property and equipment amounted to $5.4 million and $15.3 million for the three and nine months ended September 30, 2020, respectively. In comparison, depreciation and amortization of property and equipment amounted to $6.5 million and $18.7 million for the three and nine months ended September 30, 2019, respectively

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, are approximately $6.6 million and $7.4 million as of September 30, 2020 and December 31, 2019, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $5.8 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively, of which approximately $1.6 million and $1.7 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The route and customer acquisition cost asset is comprised of payments made on the contracts of $18.3 million and $18.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.8 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively.
Route and customer acquisition costs consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cost	$28,032	$28,501
Accumulated amortization	(11,914)	(11,102)
Route and customer acquisition costs, net	$16,118	$17,399
Amortization expense of route and customer acquisition costs was $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. As previously mentioned, the Company's current year amortization expense is lower due to the adoption of ASC Topic 606 as the amortization period over which route and customer acquisition costs was extended to include expected renewals.
Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cost	$208,449	$204,353
Accumulated amortization	(52,917)	(37,570)
Location contracts acquired, net	$155,532	$166,783
Amortization expense of location contracts acquired was $5.2 million and $15.4 million, during the three and nine months ended September 30, 2020, respectively. In comparison, amortization expense of location contracts acquired was $3.6 million and $11.2 million, during the three and nine months ended September 30, 2019, respectively.
Note 7. Goodwill
On September 16, 2019, the Company acquired Grand River Jackpot which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $34.5 million as of September 30, 2020 and December 31, 2019, of which $28.7 million is deductible for tax purposes.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As previously discussed in Note 1, the Company evaluated its goodwill for potential impairment triggers as of September 30, 2020. As a result of this analysis, no impairment losses were recorded.
Note 8. Debt
The Company’s debt as of September 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
2019 Senior Secured Credit Facility:
Revolving credit facility	$5,000	$58,500
Term Loan	231,000	240,000
Delayed Draw Term Loan (DDTL)	121,125	60,000
Total debt	357,125	358,500
Less: Debt issuance costs	(8,118)	(8,808)
Total debt, net of debt issuance costs	349,007	349,692
Less: Current maturities	(18,250)	(15,000)
Total debt, net of current maturities	$330,757	$334,692
2019 Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes from time to time, the Company entered into a credit agreement (the “Credit Agreement”) as borrower, the Company and its wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
As a result of the COVID-19 pandemic and the temporary shutdown of its operations by the IGB, the Company borrowed $65 million on its delayed draw term loan in March 2020 to increase its cash position and help preserve its financial flexibility.
As of September 30, 2020, there remained approximately $95.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2020, the weighted-average interest rate was approximately 3.2%.
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
The Company was in compliance with all debt covenants as of September 30, 2020. Given the Company's assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and its future assumptions, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%. The Company incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million will be capitalized and amortized over the remaining life of the Facility.
Unamortized debt issuance costs related to the Facility were $8.1 million and $8.8 million as of September 30, 2020 and December 31, 2019, respectively.

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
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.
Note 9. Business and Asset Acquisitions
2020 Business Acquisition
On July 22, 2020 (the “Closing Date”), the Company acquired Tom’s Amusement Company, Inc., (“Tom's Amusements”) a southeastern U.S. gaming and amusement operator and Master Licensee in the state of Georgia. The total purchase price was $3.6 million, of which the Company paid $2.1 million in cash at closing. The remaining $1.5 million of contingent consideration payables are to be paid in cash on the 18-month and 24-month anniversaries of the Closing Date. The amount of each payment is $750,000 multiplied by a performance ratio. The fair value of the contingent consideration was $1.4 million as of September 30, 2020 and is included within consideration payable on the condensed consolidated balance sheets. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price of $3.6 million has been preliminarily allocated to the following assets: i) video game terminals and equipment totaling $1.6 million; ii) location contracts totaling $0.8 million; iii) indefinite-lived gaming license intangible asset of $1.0 million and; iv) cash of $0.2 million. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of location contracts and the indefinite-lived gaming license intangible asset.
2020 Asset Acquisition
On August 6, 2020, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Operators, Inc. terminal use agreements and equipment representing the operations of 13 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration of $4.0 million consisted of: i) cash payment of $3.7 million paid at closing and; ii) deferred payment of $0.3 million which is payable 90-days from the closing date. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $0.6 million and; ii) location contracts totaling $3.4 million.
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
The acquisition aggregate purchase consideration transferred totaled $113.7 million, which included: i) a cash payment made at closing of $100.0 million; ii) a subsequent cash payment of approximately $6.6 million for a working capital adjustment and; iii) contingent purchase consideration with an estimated fair value of $7.1 million. The contingent consideration represents two installment payments that are to be paid, up to a maximum amount, as follows: i) $2.5 million within 30 days following the one-

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

year anniversary of the acquisition closing date and; ii) $7.0 million within 30 days following the three-year anniversary of the acquisition closing date. These payments are subject to adjustment based on certain performance measures included within the purchase agreement. The estimated fair value was determined based on the Company’s expected probability of future payment, discounted using Grand River’s weighted average cost of capital. The cash payment made at closing and subsequent working capital adjustment payment were both funded by the Company’s credit facilities. In light of the temporary suspension of gaming by the IGB due to the COVID-19 pandemic, the Company reversed its contingent liability for the previously mentioned $2.5 million installment payment due 30 days following the one-year anniversary of the acquisition closing date in the first quarter of 2020 as it is unlikely the performance measures for the period will be reached.
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
The condensed consolidated statements of operations include $26.7 million of revenue and $1.8 million of net income attributable to operations of Grand River for the nine months ended September 30, 2020.
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
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2019 as if the acquisition of Grand River had occurred as of January 1, 2018, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2018. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Revenues	$113,165	$345,067
Net (loss) income	(720)	9,991

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
TAV	$490	$3,249	$490	$3,497
Abraham	—	—	55	—
Fair Share Gaming	1,258	601	1,057	899
Family Amusement	391	2,576	293	2,815
Skyhigh	532	4,272	763	3,948
G3	295	141	2,952	154
Grand River	—	5,587	2,304	5,113
IGS	80	—	2,379	—
Illinois Operators	300	—	—	—
Tom's Amusements	—	1,445	—	—
Total	$3,346	$17,871	$10,293	$16,426
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
Convertible promissory notes
In valuing it's convertible promissory notes at September 30, 2020 and December 31, 2019, the Company utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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
For interim periods, the Company evaluates the underlying assumptions used in the latest valuation and determines whether there have been any significant changes to those assumptions based on current events to determine if a revaluation is necessary. Based on the economic impacts of COVID-19, the Company engaged a third-party valuation firm to assist in determining the fair value of its investment in convertible notes as of September 30, 2020. The valuation concluded that the carrying amount of the investment in the convertible notes approximates the fair value in all material respects, as of September 30, 2020.
Contingent consideration
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$14,211	$—	$—	$14,211

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327
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
On September 28, 2020, the Company completed an underwritten public offering (the “Offering”) of 8,000,000 shares of its Class A-1 common stock (par value $0.0001 per share) at a price of $10.50 per share for a total offering size of $84.0 million. The Company received net proceeds from the sale of shares of Class A-1 Common Stock sold by it in the Offering of approximately $78.7 million (net of underwriting discounts and commissions). The Company incurred offering costs totaling $5.3 million which have been capitalized to additional paid-in capital. The Offering also granted the underwriters an option to purchase up to 1,200,000 additional shares of Class A-1 common stock at the public offering price of $10.50 less the underwriting discount, exercisable at any time within 30 days of September 23, 2020.

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
5,000,000 shares of Class A-2 Common Stock were issued with other consideration in conjunction with the reverse recapitalization, subject to the conditions set forth in a restricted stock agreement, which sets forth the terms upon which the Class A-2 Shares will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Shares. The exchange of Class A-2 Shares for Class A-1 Shares will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:
•Tranche I, equal to 1,666,666 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the EBITDA for the last twelve months (“LTM EBITDA”) of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2021, March 31, 2022 or June 30, 2022 equals or exceeds $132 million or (ii) the closing sale price of Class A-1 Shares on the New York Stock Exchange (“NYSE”) equals or exceeds $12.00 for at least twenty trading days in any consecutive thirty trading day period;
•Tranche II, equal to 1,666,667 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2022, March 31, 2023 or June 30, 2023 equals or exceeds $152 million or (ii) the closing sale price of Class A-1 Shares on the NYSE equals or

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 Class A-2 Shares, will be exchanged for Class A-1 Shares if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2023, March 31, 2024 or June 30, 2024 equals or exceeds $172 million or (ii) the closing sale price of Class A-1 Shares on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.
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
Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual shareholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. As of September 30, 2020 and 2019, there were 0 and 15,750 warrants outstanding. All warrants were exercised prior to the reverse recapitalization.
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
On July 14, 2020, the Company announced that it had commenced an exchange offer (the "Offer") to all holders of its outstanding warrants to receive 0.250 shares of Class A-1 Common Stock in exchange for each warrant tendered pursuant to the Offer. The Offer was open until 11:59 p.m., Eastern Standard Time, on August 11, 2020.
On July 16, 2020, the Company consummated the redemption of its Public Warrants. The Company exchanged each Public Warrant for 0.250 shares of the Company’s Class A-1 Common Stock and issued 3,784,416 shares of its Class A-1 Common Stock in exchange for the Public Warrants at settlement of the redemption. The exchange was an equitable exchange at fair value. On July 22, 2020, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the NYSE

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

suspended trading in, and has determined to commence proceedings to delist, the Company’s Public Warrants to purchase shares of the Company’s Class A-1 Common Stock (ticker symbol ACEL.WS) from the NYSE. The delisting is a result of the failure of the Public Warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security.
On August 14, 2020, 7,189,990 of the 2019 Warrants were validly tendered representing approximately 99.93% of the total 2019 Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered.
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
Under the LTIP, the Company granted 1.2 million options to eligible officers and employees of the Company during the first quarter of 2020, which shall vest over a period of 5 years. The Company also granted 0.2 million options to eligible officers of the Company during the third quarter of 2020, which shall vest over a period of 4 years. During the nine months ended September 30, 2020, the Company also issued 1.7 million restricted stock units (“RSUs”) to board of directors and certain employees, which shall vest over a period of 1 to 5 years for employees and a period of 6 months to 1 year for board of directors. The estimated grant date fair value of these options and RSUs totaled $25.1 million.
Stock-based compensation expense, which pertains to the Company’s stock options and other equity awards, was $1.7 million and $4.1 million for the three and nine months ended September 30, 2020, respectively. In comparison, stock-based compensation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations.
Note 13. Income Taxes
The Company recognized an income tax benefit of $6.6 million and $11.8 million during the three and nine months ended September 30, 2020, respectively. In comparison, the Company recognized an income tax benefit of $0.7 million and income tax expense of $2.8 million during the three and nine months ended September 30, 2019, respectively.
The Company calculates its (benefit from) provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was (118.8)% and 51.5% for the three and nine months ended September 30, 2020, respectively. In comparison, the effective tax rate was 30.4% and 29.0% for the three and nine months ended September 30, 2019, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s effective income tax rate can vary from period to period depending on, among other factors, the business mix of the Company's earnings; the amount of permanent tax adjustments and discrete items. In the third quarter of 2020, the Company filed its federal and state income tax returns and identified certain favorable return-to-provision adjustments, primarily the deductibility of employee and officer compensations costs and transaction costs, following the engagement of specialized tax technical expertise resulting in a change in estimate relative to the Company's best estimate used in the preparation of the 2019 income tax provision. The Company recorded this change in estimate and related income tax benefit of $8 million in the three and nine months ended September 30, 2020.
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
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with the Company. The Company alleged that Mr. Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. The Company has answered the complaint and asserted a counterclaim, and intends to defend itself against the allegations. Mr. Rowell's claims and the Company's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants. The Company does not have a present estimate regarding the potential damages, nor does it believe any payment of damages is probable, and, accordingly, has established no reserves relating to these matters.
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
Note 15. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”) and G3 Gaming, LLC (“G3”), the sellers became employees of the Company. Consideration payable to the Fair Share seller was $1.9 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.6 million during both of the nine months ended September 30, 2020 and 2019. Consideration payable to the G3 sellers was $0.4 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively. Payments to the G3 seller under the acquisition agreement were $2.5 million and $0.4 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Subsequent to the Fair Share acquisition, the seller of Fair Share joined the Company’s Board of Directors.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the nine months ended September 30, 2020 and 2019, Accel paid Much Shelist $0.1 million, and $0.4 million, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As previously mentioned, the Company completed an underwritten public offering of 8,000,000 shares of its Class A-1 common stock, pursuant to the terms of an Underwriting Agreement, dated September 23, 2020, with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein. The Raine Group, which employs a director of the Company, Gordon Rubenstein, was part of the underwriting group and was paid fees totaling $0.2 million (5.5% of underwriting fee (4.5% of $84 million)). These payments were capitalized to additional paid-in-capital on the condensed consolidated statements of stockholders' equity.
Note 16. Earnings Per Share
As a result of the previously mentioned reverse recapitalization in Note 1, the Company has retrospectively adjusted the weighted average shares outstanding for the three and nine months ended September 30, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted.
The components of basic and diluted earning per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$12,143	$(1,598)	$(11,097)	$6,725

Basic weighted average outstanding shares of common stock	82,785	59,684	79,708	58,500
Dilutive effect of stock-based awards for common stock	771	—	—	1,113
Dilutive effect of stockholder notes receivable for common stock	—	—	—	927
Dilutive effect of warrants for common stock	—	—	—	1,474
Dilutive effect of contingently convertible A-2 shares for common stock	3,403	—	0	0
Diluted weighted average outstanding shares of common stock	86,960	59,684	79,708	62,013

Earnings (loss) per share:
Basic	$0.15	$(0.03)	$(0.14)	$0.11
Diluted	$0.14	$(0.03)	$(0.14)	$0.11
Since the Company was in a net loss position for the nine months ended September 30, 2020, and the three months ended September 30, 2019, there is no difference between basic and dilutive weighted average common stock outstanding.
Anti-dilutive stock-based awards, Class A-2 shares, and warrants excluded from the calculations of diluted EPS were 864,848, and 5,465,710 for the three and nine months ended September 30, 2020, respectively.
Note 17. Subsequent Events
In October 2020, the underwriters of the Offering partially exercised their option to purchase additional shares of the Company’s Class A-1 common stock and purchased an additional 1,133,015 shares at a price of $10.50 per share, resulting in additional net proceeds to the Company of approximately$11.3 million (net of underwriting discounts and commissions).

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
Company Overview
We are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a conditional license from the Pennsylvania Gaming Control Board. In July 2020, the Georgia Lottery Corporation approved one of our consolidated subsidiaries as a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. We operate 11,597 video gaming terminals across 2,363 locations in the State of Illinois as of September 30, 2020.
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

In response to the COVID19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. The temporary shutdown of Illinois video gaming impacted 106 of the 274 gaming days (or 39% of gaming days) during the first nine months of 2020. In light of these events and their effect on Accel’s employees and licensed establishment partners, we took action to reduce our monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, we started reinstating employees from furlough in order to properly resume operations.
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
We incurred non-recurring, one-time expenses of of $0.2 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, for costs to provide benefits (e.g. health insurance) for furloughed employees during COVID-19 operational disruptions. These costs are included within other expenses, net. We also spent $1.9 million in capital costs for the nine months ended September 30, 2020 related to the purchase of IGB-mandated spacers for our VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.4 million and $0.7 million for the three and nine months ended September 30, 2020 related to cleaning, disinfecting and sanitizing supplies.

While the IGB has announced the resumption of all video gaming activities effective July 1st, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. Under the guidelines provided by the IL Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. Recently, the IGB issued restrictions in several regions which limited video gaming to the hours of 8:00 AM to 11:00 PM and limited the number of customers allowed inside the video gaming area of a licensed establishment to one person per VGT. While these restrictions may adversely impact our revenues in these regions, we cannot predict the impact at this time. We will continue to monitor the situation and its potential impact on our operations.
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
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) a 34% tax on net video gaming revenue (such tax increased from 30% beginning on July 1, 2019 and from to 33% beginning on July 1, 2020) that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected, (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) licenses and permits required for the operation of VGTs and other equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative (“G&A”) expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of licensed establishments and VGTs. G&A expense includes payroll and related expense for account managers, business development managers, marketing, and other corporate personnel. In addition, G&A includes marketing, information technology, insurance, rent and professional fees.
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

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended September 30, 2020 and 2019:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2020	2019	Change ($)	Change (%)
Revenues:
Net video gaming	$129,635	$98,071	$31,564	32.2%
Amusement	4,171	1,302	2,869	220.4%
ATM fees and other revenue	2,526	1,921	605	31.5%
Total revenues	136,332	101,294	35,038	34.6%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	91,792	65,707	26,085	39.7%
General and administrative	23,164	17,560	5,604	31.9%
Depreciation and amortization of property and equipment	5,361	6,524	(1,163)	(17.8)%
Amortization of route and customer acquisition costs and location contracts acquired	5,648	4,285	1,363	31.8%
Other expenses, net	1,383	6,200	(4,817)	(77.7)%
Total operating expenses	127,348	100,276	27,072	27.0%
Operating income	8,984	1,018	7,966	782.5%
Interest expense, net	3,434	3,315	119	3.6%
Income (loss) before income tax benefit	5,550	(2,297)	7,847	(341.6)%
Income tax benefit	(6,593)	(699)	(5,894)	843.2%
Net income (loss)	$12,143	$(1,598)	$13,741	(859.9)%

Revenues
Total revenues for the three months ended September 30, 2020 were $136.3 million, an increase of $35.0 million, or 34.6%, compared to the prior year period. This increase was driven by an increase in net video gaming revenue of $31.6 million, or 32.2%, an increase in amusement revenue of $2.9 million, or 220.4% and an increase in ATM fees and other revenue of $0.6 million, or 31.5%. The increase in net video gaming revenue is partially attributable to the acquisition of Grand River Jackpot on September 16, 2019, which collectively contributed $12.2 million to the above comparable increase. Excluding Grand River Jackpot, net video gaming revenue increased in the third quarter of 2020 by $19.3 million, or 19.7%, compared to the prior period due to an increase in the number of licensed establishments and VGTs.
Cost of revenue
Total cost of revenue for the three months ended September 30, 2020 increased $26.1 million, or 39.7%, compared to the prior year period due primarily to the increase in net video gaming revenue and an increase in the gaming tax from 33% to 34% on July 1, 2020.
General and administrative
Total general and administrative expenses for the three months ended September 30, 2020 were $23.2 million, an increase of $5.6 million, or 31.9%, compared to the prior year period. The increase was attributable to a $1.8 million increase in operating costs that increase variably based on the number of licensed establishments and VGTs, which includes increases in payroll and employee related expenses, license, permits and marketing expenses. We also experienced higher non-variable payroll-related costs of $1.5 million as we continue to grow our operations and incurred costs of $0.7 million for cleaning, disinfecting and sanitizing supplies due to COVID-19.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2020 was $5.4 million, a decrease of $1.2 million, or 17.8%, compared to the prior year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the third quarter of 2020 was a net decrease in depreciation expense of $1.9 million. Partially offsetting this decrease was an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended September 30, 2020 was $5.6 million, an increase of $1.4 million, or 31.8%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 which increased the period over which route and customer acquisition costs are amortized to include expected renewals.
Other expenses, net
Other expenses, net for the three months ended September 30, 2020 were $1.4 million, a decrease of $4.8 million, or 77.7%, compared to the prior year period. Included in other expenses, net for the three months ended September 30, 2019 were one-time expenses for the reverse merger transaction with TPG Pace Holdings Corp. that was completed in the fourth quarter of 2019.

Interest expense, net
Interest expense, net for the three months ended September 30, 2020 was $3.4 million, an increase of $0.1 million, or 3.6%, compared to the prior year period primarily due to an increase in borrowings, partially offset by lower rates and interest income on the convertible notes. For the three months ended September 30, 2020, the weighted average interest rate was approximately 2.9% compared to a rate of approximately 4.5% for the prior year period.
Income tax benefit
Income tax benefit for the three months ended September 30, 2020 was $6.6 million, an increase of $5.9 million, or 843.2%, compared to the prior year period. The effective tax rate for the three months ended September 30, 2020 was 118.8% compared to 30.4% in the prior year period. The tax benefit in the third quarter of 2020 was impacted by an income tax benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments that were identified in the preparation of our federal and state income tax returns.

The following table summarizes Accel’s results of operations on a consolidated basis for the nine months ended September 30, 2020 and 2019:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019	Change ($)	Change (%)
Revenues:
Net video gaming	$231,210	$293,240	$(62,030)	(21.2)%
Amusement	6,123	4,088	2,035	49.8%
ATM fees and other revenue	4,606	5,658	(1,052)	(18.6)%
Total revenues	241,939	302,986	(61,047)	(20.1)%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	161,795	193,410	(31,615)	(16.3)%
General and administrative	55,061	51,160	3,901	7.6%
Depreciation and amortization of property and equipment	15,299	18,665	(3,366)	(18.0)%
Amortization of route and customer acquisition costs and location contracts acquired	16,778	13,212	3,566	27.0%
Other expenses, net	5,719	7,546	(1,827)	(24.2)%
Total operating expenses	254,652	283,993	(29,341)	(10.3)%
Operating (loss) income	(12,713)	18,993	(31,706)	(166.9)%
Interest expense, net	10,172	9,518	654	6.9%
(Loss) income before income tax (benefit) expense	(22,885)	9,475	(32,360)	(341.5)%
Income tax (benefit) expense	(11,788)	2,750	(14,538)	(528.7)%
Net (loss) income	$(11,097)	$6,725	$(17,822)	(265.0)%

Revenues
Total revenues for the nine months ended September 30, 2020 were $241.9 million, a decrease of $61.0 million, or 20.1%, compared to the prior year period. This decline was driven by a decrease in net video gaming revenue of $62.0 million, or 21.2%, an increase in amusement revenue of $2.0 million, or 49.8% and a decrease in ATM fees and other revenue of $1.1 million, or 18.6%. The decrease in net video gaming revenue is largely attributable to the temporary shutdown of Illinois video gaming from March 16, 2020 to June 30, 2020, due to the COVID-19 outbreak which impacted 106 of the 274 gaming days (or 39% of gaming days) during the nine months ended September 30, 2020, partially offset by the acquisition of Grand River Jackpot on September 16, 2019, which collectively contributed $24.5 million in net video gaming revenue. Excluding Grand River Jackpot, net video gaming revenue decreased in the first nine months of 2020 by $86.5 million, or 29.5%, compared to the prior period, largely attributable to the previously mentioned temporary shutdown of Illinois video gaming due to the COVID-19 outbreak, partially offset by an increase in the number of licensed establishments and VGTs.
Cost of revenue
Total cost of revenue for the nine months ended September 30, 2020 were $161.8 million, a decrease of $31.6 million, or 16.3%, compared to the prior year period. The components of video gaming expenses as a percentage of revenue of 66.9% for the nine months ended September 30, 2020 was higher than the 63.8% for the nine months ended September 30, 2019 due to the increase in the gaming tax from 33% to 34% on July 1, 2020. The decrease of $31.6 million was the result of the previously mentioned temporary shutdown of Illinois video gaming due to the COVID-19 outbreak.
General and administrative
Total general and administrative expenses for the nine months ended September 30, 2020 were $55.1 million, an increase of $3.9 million, or 7.6%, compared to the prior year period. We experienced higher costs related to professional fees and stock-based compensation, partially offset by a reduction in our monthly cash expenses during the IGB mandated shutdown which included furloughing approximately 90% of our employees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2020 was $15.3 million, a decrease of $3.4 million, or 18.0%, compared to the prior year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the nine months of 2020 was a net decrease in depreciation expense of $6.4 million. Partially offsetting this decrease was an increased number of licensed establishments and VGTs. Depreciation and amortization as a percentage of revenue was 6.3% for the nine months ended September 30, 2020 compared to 6.2% for the prior year period.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the nine months ended September 30, 2020 was $16.8 million, an increase of $3.6 million, or 27.0%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 which increased the period over which route and customer acquisition costs are amortized to include expected renewals. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue was 6.9% for the nine months ended September 30, 2020 compared to 4.4% for the prior year period.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2020 were $5.7 million, a decrease of $1.8 million, or 24.2%, compared to the prior year period. Included in other expenses, net for the nine months ended September 30, 2020 were non-recurring, one-time expenses of $2.1 million for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown as well as additional non-recurring costs related to public company registration statements. Included in other expenses, net for the three months ended September 30, 2019 were one-time expenses for the reverse merger transaction with TPG Pace Holdings Corp. that was completed in the fourth quarter of 2019.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2020 was $10.2 million, an increase of $0.7 million, or 6.9%, compared to the prior year period primarily due to an increase in borrowings, partially offset by lower rates and interest income on the convertible notes. For the nine months ended September 30, 2020, the weighted average interest rate was approximately 3.2% compared to a rate of approximately 4.6% for the prior year period.
Income tax (benefit) expense
Income tax benefit for the nine months ended September 30, 2020 was $11.8 million, a decrease of $14.5 million, or 528.7%, compared to the prior year period which had income tax expense of $2.8 million. The effective tax rate for the nine months ended September 30, 2020 was 51.5% compared to 29.0% in the prior year period. The tax benefit for the nine months ended September 30, 2020 was impacted by an income tax benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments that were identified in the preparation of our federal and state income tax returns.
Key Business Metrics
Accel uses a variety of statistical data and comparative information commonly used in the gaming industry to monitor the performance of the business, none of which are prepared in accordance with GAAP, and therefore should not be viewed as indicators of operational performance. Accel’s management uses this information for financial planning, strategic planning and employee compensation decisions. The key indicators include:
•Number of licensed establishments;
•Number of VGTs;
•Average remaining contract term (years); and
•Location hold-per-day.
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

Location hold-per-day
Location hold-per-day is calculated by dividing the difference between cash deposited in all VGTs at each licensed establishment and tickets issued to players at each licensed establishment by the number of locations in operation each day during the period being measured. Then divide the calculated amount by the number of operating days in such period.
The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of September 30, respectively:

	As of September 30,		Increase / (Decrease)
	2020	2019	Change $	Change %
Licensed establishments	2,363	2,290	73	3.2%
Video gaming terminals	11,597	10,346	1,251	12.1%
Average remaining contract term (years) (1)	6.9	7.0	(0.1)	(1.4)%
(1) Excluding the Grand River Jackpot acquisition, the Average remaining contract life was 6.9 years as of September 30, 2020 and 7.4 years as of September 30, 2019.
The following table sets forth information with respect to Accel’s location hold-per-day for the three and nine months ended September 30, respectively:

	September 30,		Increase / (Decrease)
	2020	2019	Change $	Change %
Location hold-per-day - for the three months ended	$596	$574	$22	3.8%
Location hold-per-day - for the nine months ended	$585	$606	$(21)	(3.5)%
(1) Excluding the Grand River Jackpot acquisition, location hold-per-day was $649 and $637 for the three and nine months ended September 30, 2020, respectively. Location hold-per-day for the nine months ended September 30, 2020 is computed based on 168-eligible days of gaming (excludes 106 non-gaming days due to the IGB mandated COVID-19 shutdown).
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

Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$12,143	$(1,598)	$(11,097)	$6,725
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	5,648	4,285	16,778	13,212
Stock-based compensation(2)	1,668	127	4,055	383
Other expenses, net(3)	1,383	6,176	5,719	7,546
Tax effect of adjustments(4)	(5,421)	(2,667)	(7,436)	(6,472)
Adjusted net income	$15,421	$6,323	$8,019	$21,394
Depreciation and amortization of property and equipment	5,361	6,524	15,299	18,665
Interest expense, net	3,434	3,315	10,172	9,518
Emerging markets(5)	54	—	54	—
Income tax (benefit) expense	(1,172)	1,968	(4,352)	9,222
Adjusted EBITDA	$23,098	$18,130	$29,192	$58,799
(1) Route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the licensed video gaming establishments that are not connected with a business combination. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 10 years. “Amortization of route and customer acquisition costs and location contracts acquired” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired.
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
(5)    Emerging markets consist of the results, on an adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when Accel has installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date Accel first installs or acquires gaming terminals in the jurisdiction, whichever occurs first.
Adjusted EBITDA for the three months ended September 30, 2020, was $23.1 million, an increase of $5.0 million, or 27.4%, compared to the prior year period. The increase was attributable to an increase in the number of licensed establishments and VGTs. Adjusted EBITDA for the nine months ended September 30, 2020, was $29.2 million, a decrease of $29.6 million, or 50.4%, compared to prior year period. The nine month period ended September 30, 2020, was lower primarily due to the impact of the previously mentioned temporary shutdown of video gaming in the state of Illinois due to the COVID-19 outbreak.
Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of September 30, 2020, Accel had $179.1 million in cash and cash equivalents.
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

2019 Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes, we entered into a credit agreement (the “Credit Agreement”) as borrower, Accel and our wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
As of September 30, 2020, there remained approximately $95.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2020, the weighted-average interest rate was approximately 3.19%.
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
Accel was in compliance with all debt covenants as of September 30, 2020. Given our assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%.
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
The Prior Credit Facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$4,118	$45,652
Net cash used in investing activities	(23,148)	(126,259)
Net cash provided by financing activities	72,735	99,599
Net cash provided by operating activities
For the nine months ended September 30, 2020, net cash provided by operating activities was $4.1 million, a decrease of $41.5 million over the comparable period. In addition to our decrease in net income, we had $2.0 million in payments on contingent consideration and experienced a decrease in working capital adjustments.
Net cash used in investing activities
For the nine months ended September 30, 2020, net cash used in investing activities was $23.1 million, a decrease of $103.1 million over the comparable period and was primarily attributable to less cash used for business and asset acquisitions and purchases of property and equipment. We also invested $5.0 million in a convertible note during the nine months ended September 30, 2019. We anticipate our capital expenditures will be approximately $27 million in 2020.

Net cash provided by financing activities
For the nine months ended September 30, 2020, net cash provided by financing activities was $72.7 million, a decrease of $26.9 million over the comparable period. The decrease was primarily due to a decrease in net borrowings on Accel’s credit facility, lower proceeds from the exercise of stock options and warrants, and higher payments on consideration payable, partially offset by proceeds received from issuing common stock .
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

Change in Estimate
During the first quarter of 2020, we conducted a review of our estimates of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our video gaming terminals and equipment from 7 to 10 as the equipment is lasting longer than originally estimated. We have many video gaming terminals and equipment that were purchased when we started operations that are still being used today. The impact of this change in estimate for the three and nine months ended September 30, 2020, was a net decrease in depreciation expense of $1.9 million and $6.4 million, and $1.3 million and $4.6 million net of tax, respectively.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
The following table sets forth Accel’s obligations and commitments to make future payments under contracts and contingent commitments as of September 30, 2020 (in thousands):

	Less than 1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in over 5 years	Total
Credit facility principal payments(1)	$18,250	$36,500	$302,375	$—	$357,125
Interest payments on credit facility(2)	12,024	22,243	11,057	—	45,324
Operating lease obligations(3)	175	188	16	—	379
Total contractual obligations	$30,449	$58,931	$313,448	$—	$402,828
(1)    Term Loans require quarterly principal payments of 1.25% of the outstanding loan amounts on the Closing Date.
(2)    Interest payable monthly on unpaid balances at variable per annum LIBOR rate plus applicable margin.
(3)    Represents leased office space under agreements expiring between January 2020 through December 2023.
Route acquisition costs payable
Accel enters into contracts with third parties and licensed establishments throughout the State of Illinois which allow Accel to install and operate VGTs. Payments are due over varying terms of the individual agreements and are discounted at Accel’s incremental borrowing cost at the time the contract is acquired. As of September 30, 2020 and December 31, 2019, route acquisition costs payable was $5.8 million and $6.5 million, respectively. The cost payable is included on Accel’s balance sheets as a liability as its deemed to be both probable and estimable based on all available information; however, contractual payments are contingent upon continued future operations of the licensed establishments including ongoing compliance with licensing requirements.

Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s condensed consolidated statements of operations in other expenses, net. As of September 30, 2020 and December 31, 2019, the consideration payable balance was $21.2 million and $26.7 million, respectively.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $357.1 million as of September 30, 2020. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.6 million annually, assuming the balance outstanding under Accel’s credit facility remained at $357.1 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
Inflation Risk
Accel does not believe that inflation has had a material effect on its results of operations, cash flows and financial condition in the last three years. Inflation may become a greater risk in the event of changes in current economic conditions and governmental fiscal policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2020, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of September 30, 2020 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
On October 7, 2019, Accel filed a lawsuit in the Circuit Court of Cook County against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. Accel alleged that Mr. Rowell and a competitor were working together to interfere with Accel’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County against Accel alleging that he had not received certain equity interests in Accel to which he was allegedly entitled under his agreement. Accel has answered the complaint and asserted a counterclaim, and intends to defend itself against the allegations. Mr. Rowell's claims and Accel's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants. Accel does not have a present estimate regarding the potential damages, nor does it believe any payment of damages is probable, and, accordingly, has established no reserves relating to these matters.
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
While the IGB has announced the resumption of all video gaming activities effective July 1, 2020, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. It is difficult to predict at this time how quickly customers will return to our licensed establishment partners, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Demand for the video gaming and non-gaming services provided by our licensed establishment partners has returned to pre-outbreak demand, however, this demand may not be sustainable if further restrictions on gaming are imposed. We also cannot predict whether all of our licensed establishment partners will re-open and continue operating, or if they do, whether they will choose to renew their contracts with Accel at pre-outbreak levels or at all. Certain of our licensed establishment partners may go out of business. We may be adversely impacted as a result of the adverse impact our licensed establishment partners suffer.
While our operations workforce returns to support our business, we continue to allow office employees to work from home, which, if continued, may have a substantial impact on employee attendance and productivity, may cause employee turnover, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. Now that the IGB Closure and Illinois Executive Orders are lifted and our operations resumed, our ability to serve our clients may be disrupted or inconsistent with pre-closure service, all or any of which could have a material adverse effect on our business, operations and financial condition.
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
Accel operates only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by federal, state, and local governments, which customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain gaming products and technologies must be certified or approved in certain jurisdictions in which Accel operates, and these regulatory requirements vary from jurisdiction to jurisdiction. The scope of the approvals required can be extensive. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. While the regulatory requirements vary by jurisdiction, most require:
•licenses and/or permits;
•documentation of qualifications, including evidence of financial stability;

•other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and
•individual suitability of officers, directors, major equity holders, lenders, key employees and business partners.
Accel may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect its operations and ability to retain key employees. If Accel fails to obtain a license required in a particular jurisdiction for games and VGTs, hardware or software or have such license revoked, it will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by Accel to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if Accel’s license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, its ability to obtain or maintain a license in Pennsylvania or Georgia may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and Accel fails to seek or does not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
While Accel has received a conditional terminal operator license from the PA Board, there can be no assurance that the final license will be obtained on terms necessary to achieve its objectives, or at all. While Accel does not expect that the composition of the PA Board will change prior to the next Pennsylvania gubernatorial election in 2022, there can be no assurances with respect thereto, and any changes in composition to the PA Board could alter existing interpretations or enforcement of the Pennsylvania Gaming Act, or otherwise affect the status of Accel’s pending final license before the PA Board. In Illinois, Accel was granted its original license to conduct business as a terminal operator of VGTs by the IGB in 2012, and has most recently had its license renewed in June 2020, retroactive to March 2020 for a period of one year. Renewal is subject to, among other things, continued satisfaction of suitability requirements.
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
Accel has experienced, and expects to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on its management and its operational and financial resources. Since its inception, Accel has acquired 12 distributed gaming operators adding more than 950 licensed establishments to its portfolio of over 2,400 total licensed establishments as of September 30, 2020. Accel has also experienced significant growth in the number of licensed establishment partners and players, and in the amount of data that it supports. Additionally, Accel’s organizational structure will become more complex as it scales its operational, financial and management controls to support additional jurisdictions as well as its reporting systems and procedures.
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
Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all.
Accel’s future success and growth depend in large part on the successful addition of new licensed establishments as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was recently granted a conditional license as a VGT terminal operator and Georgia, where Accel recently acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee. These markets are new to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these new markets and where the appeal and success of VGTs and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its licensed establishment partners in order to execute this strategy. There can be no assurance that video gaming will have success with new licensed establishment partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania and Georgia. In addition, it is possible that Accel will not be able to enter the Pennsylvania market at all, due to regulatory or other concerns. See “ —Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs VGTs and amusement devices in licensed establishments primarily in Illinois. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
•changes in local or regional economic conditions and unemployment rates;
•changes in local and state laws and regulations, including gaming laws and regulations;
•a decline in the number of residents in or near, or visitors to, licensed establishment partners;
•changes in the local or regional competitive environment; and

•adverse weather conditions and natural disasters (including weather or road conditions that limit access to licensed establishments).
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
Accel operates in the highly competitive gaming industry, and Accel’s success depends on its ability to effectively compete with numerous types of businesses in a rapidly evolving, and potentially expanding, gaming environment
While Accel’s operations face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel, Accel faces particularly robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using Accel’s products in licensed establishment partners, and adversely affect its business. Even Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting licensed establishment partners to play on Accel’s VGTs.
The availability of competing gaming activities could increase substantially in the future. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in Illinois, adjacent states or jurisdictions where Accel plans to operate in the future, such as Pennsylvania or Georgia. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of multiple casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two airports and creating licensing criteria for those eligible to provide sports betting services. In addition, other jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. For example, Pennsylvania recently enacted legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs). See “ —Accel’s revenue growth and future success depends on its ability to expand into new markets, including Pennsylvania, which may not occur as anticipated or at all” for more information. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions (both legal and illegal) could further compete with Accel’s VGTs, which could have an adverse impact on Accel’s results of operations, cash flows and financial condition.
Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.
Accel is subject to the rules, regulations, and laws applicable to gaming, including, but not limited to, the Illinois Video Gaming Act, the Pennsylvania Gaming Act and the Georgia Lottery for Education Act. These gaming laws and related regulations are administered by the IGB, PA Board, and Georgia Lottery Corporation, respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:
•adopt additional rules and regulations under the implementing statutes;

•investigate violations of gaming regulations;
•enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;
•review the character and fitness of manufacturers, distributors and operators of gaming services and equipment and make determinations regarding their suitability or qualification for licensure;
•review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions); and
•establish and collect related fees and/or taxes.
Provisions in Accel’s Charter designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain times of actions and proceedings that may be initiated by Accel’s stockholders, and provisions in Accel’s Bylaws also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act which could limit the ability of Accel’s stockholders to obtain a favorable judicial forum for disputes with Accel or with its directors, officers or employees and may discourage stockholders from bringing such claims.
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
•any action asserting a claim against Accel or any of its directors or officers arising pursuant to any provision of the DGCL, the Charter or the Bylaws (as either may be amended and/or restated from time to time); or
•any action asserting a claim against Accel that is governed by the internal affairs doctrine.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Accel or any of its directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived Accel’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Bylaws also provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. If a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, Accel may incur additional costs associated with resolving such action in other jurisdictions, which could harm Accel’s business, results of operations and financial condition. Although Accel plans to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that Accel will do so, and that law enforcement or gaming regulatory authorities will not seek to restrict Accel’s business in their jurisdictions or institute enforcement proceedings if Accel is not compliant. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on its ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against Accel or seize certain assets if Accel violates gaming regulations. Accel’s reputation may also be damaged by any legal or regulatory investigation, regardless of whether Accel is ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.

In addition to regulatory compliance risk, Illinois, Pennsylvania, Georgia or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), certain jurisdictions may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at VGT manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, the Illinois legislature has recently approved a gaming expansion bill that, in addition to providing for an increased number of possible gaming venues, also increases Illinois state tax on gaming revenue. Additionally, membership changes within regulatory agencies could impact operations. The IGB in particular has experienced significant personnel changes since the commencement of Accel’s VGT operations in 2012. Changes in the composition of the IGB can impact current rules, regulations, policies, enforcement trends and overall agendas of the IGB.
Accel’s level of indebtedness could adversely affect results of operations, cash flows and financial condition.
As of September 30, 2020, Accel had total indebtedness of $357.1 million, all of which was borrowed under the Credit Agreement. and there remained approximately $95.0 million of availability under the Credit Agreement.
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
As of September 30, 2020, approximately 10.2% of the shares of our Class A-1 common stock were beneficially owned by Karl Peterson, TPG Pace Governance, LLC and TPG Pace II Sponsor Successor, LLC and approximately 10.8% of the shares of our Class A-1 common stock were beneficially owned by affiliates of Clairvest. Following the consummation of the Business Combination, (i) three directors were jointly nominated by Pace, an affiliate of TPG, the Sellers and the Shareholder Representatives to serve on the Company Board, (ii) another two directors were jointly nominated by Pace, an affiliate of TPG and the Shareholder Representatives and (iii) one director was jointly nominated by TPG and Clairvest. While Accel’s subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, TPG and Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Company Board, subject to the Company’s directors’ obligation to act in the interest of all of the Company’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as TPG and Clairvest continue to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with TPG and Clairvest are members of the Company Board and/or any committees thereof, TPG and Clairvest may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. TPG’s and Clairvest influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Additionally, TPG and Clairvest and their respective affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Accel or that supply Accel with goods and services. TPG, Clairvest, or their respective affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Accel’s business, and as a result those acquisition opportunities may not be available to Accel. Prospective investors should consider that the interests of TPG and Clairvest may differ from their interests in material respects.
In addition, as of September 30, 2020, approximately 9.4% of the shares of our Class A-1 common stock were beneficially owned by Mr. A. Rubenstein, approximately 3.3% of the shares of our Class A-1 common stock were beneficially owned by his brother, Mr. G. Rubenstein, and Mr. A. Rubenstein, together with Mr. G. Rubenstein and their father, Mr. Jeffrey Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 16.0% of the shares of our Class A-1 common stock. Although each of Mr. A. Rubenstein, Mr. G. Rubenstein, and Mr. J. Rubenstein each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. A. Rubenstein and Mr. G. Rubenstein are members of the Company Board. As a result, the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to significantly influence the outcome of matters submitted for director action, subject to Accel’s director’s obligation to act in the interest of all of Accel’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Company Board and/or any committees thereof, and the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. The Rubenstein Family, including Mr. A. Rubenstein’s and Mr. G. Rubenstein’s influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Company Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with such stockholder are members of the Company Board and/or any committees thereof, such major stockholder may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. This influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock.
Provisions in Accel’s Charter designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain times of actions and proceedings that may be initiated by Accel’s stockholders, and provisions in Accel’s Bylaws also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act which could limit the ability of Accel’s stockholders to obtain a favorable judicial forum for disputes with Accel or with its directors, officers or employees and may discourage stockholders from bringing such claims.
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
•any action asserting a claim against Accel or any of its directors or officers arising pursuant to any provision of the DGCL, the Charter or the Bylaws (as either may be amended and/or restated from time to time); or
•any action asserting a claim against Accel that is governed by the internal affairs doctrine.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Accel or any of its directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived Accel’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Bylaws also provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. If a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, Accel may incur additional costs associated with resolving such action in other jurisdictions, which could harm Accel’s business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2020, we issued an aggregate of 8,000,000 shares of our common stock in a follow-on public offering at a price of $10.50 per share for aggregate cash proceeds of $78.7 million, after deducting underwriting discounts and commissions and net of estimated offering costs.
There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on and dated as of September 25, 2020 pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.9(A)
Amendment No.1 to the Credit Agreement, by and among the Registrant, Capital One, National Association and the other parties thereto, dated November 13, 2019 (incorporated by reference to Exhibit 10.9(A) to the Company’s Current Report on Form 8-K dated August 6, 2020).

10.10(A)**
Amended and Restated Executive Employment Agreement, dated July 15, 2020, by and between Accel Entertainment, Inc., and Andrew Rubenstein (incorporated by reference to Exhibit 10.10(A) to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

10.11(A)**
Amended and Restated Executive Employment Agreement, dated July 16, 2020, by and between Accel Entertainment, Inc., and Derek Harmer (incorporated by reference to Exhibit 10.11(A) to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

10.12(A)**
Amended and Restated Executive Employment Agreement, dated July 16, 2020, by and between Accel Entertainment, Inc., and Brian Carroll (incorporated by reference to Exhibit 10.12(A) to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

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

ACCEL ENTERTAINMENT, INC.

Date: November 4, 2020	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer