Form 10-K
period 2020-12-31
Accel Entertainment, Inc.
filed 2021-03-16
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission File Number 001-38136

Accel Entertainment, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		98-1350261
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

140 Tower Drive	Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)		(Zip Code)
(630) 972-2235
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A-1 Common Stock, par value $.0001 per share	ACEL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $332.2 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of March 12, 2021, there were 93,379,508 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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

PART I
ITEM 1. BUSINESS
Overview
We believe we are the leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a license from the Pennsylvania Gaming Control Board (“PA Board”). In July 2020, the Georgia Lottery Corporation (“GLC”) approved one of our consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our gaming equipment and manage the entire operating process for our licensed establishment partners. We also offer our licensed establishment partners gaming solutions that appeal to players who patronize those businesses. We devote significant resources to licensed establishment partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist licensed establishment partners with regulatory applications and compliance onboarding, train licensed establishment partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each licensed establishment. We also provide weekly gaming revenue reports to our licensed establishment partners and analyze and compare gaming results within individual licensed establishment partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for our licensed establishment partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance. As a result, Accel’s voluntary contract renewal rate was approximately 99% for the three-year period ended December 31, 2020.
In addition to our gaming business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for its licensed establishment partners.
Our Industry
We operate within the U.S. distributed gaming industry, which consists of the installation and service of slot machines at non-casino licensed establishments. Generally, a gaming terminal or slot machine is any electronic video game machine that, upon insertion of cash, electronic cards or vouchers, or any combination thereof, is available to play or simulate the play of a video game, including but not limited to video poker and slots, and utilizes a video display and microprocessors in which players may receive free games or credits that can be redeemed for cash or merchandise. Distributed gaming is currently legal in Illinois, Louisiana, Montana, Nevada, Oregon, Pennsylvania, South Dakota and West Virginia. Other states such as Georgia have a similar but separately regulated coin-operated amusement machine market. We believe that the distributed gaming industry is supported by generally favorable trends, including an increasing number of states approving, or contemplating approving, gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles when compared to traditional gaming venues, such as casinos. We believe that, as an increasing number of jurisdictions have legalized distributed gaming, the industry has witnessed both a growing player base and increased variety of higher quality game profiles available through gaming terminals.

Our operations are based primarily in Illinois. We have been licensed as a terminal operator in Illinois under the Illinois Gaming Act since 2012. We were one of the first terminal operators licensed in Illinois. The Illinois distributed gaming industry has grown significantly since 2012, with 7,227 licensed establishments operating a total of 37,159 video gaming terminals (“VGTs”) as of December 31, 2020, according to Scientific Games International’s terminal operator portal and the Video Gaming Revenue Reports published by the IGB. According to the IGB, approximately 1,384 out of approximately 1,497 municipalities in Illinois permit the operation of gaming terminals. Gaming terminals in Illinois can be played in licensed bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments, including some convenience stores, in areas accessible only to players who are 21 years of age or older. Gaming revenue in Illinois from gaming terminals generates significant tax revenue. The Illinois state legislature has increased applicable marginal tax rates on gaming from 30% to 33% effective July 1, 2019 and from 33% to 34% effective July 1, 2020. While the increase in gaming tax rates negatively impacted the distributed gaming industry, other legislative changes, such as an increase in the number of permitted gaming terminals at a given location, an increase in maximum wager limits and maximum win payouts are driving overall video gaming revenue upward.
The IGB generally oversees gambling and video gaming operations in the state of Illinois. The IGB is authorized to issue licenses to distributed gaming operators and has broad disciplinary authority over Illinois’s distributed gaming industry which includes the power to fine operators and licensed establishments for non-compliance with IGB regulations. As enforcement efforts and incidents of discipline among licensees increase, fine amounts for non-compliance have also increased. While the IGB has licensed a significant number of new video gaming establishments in recent years, it has also experienced an increase in its application backlog. In addition, Illinois’ governor is empowered to appoint board members to the IGB and select its administrator for the IGB to ultimately approve. Not only do new appointments have the potential to change the composition of the IGB, they can impact current rules, regulations, policies and agendas of the IGB, which may result in increased enforcement measures or further delays in licensing new establishments. The IGB dictates the maximum bet, maximum win, and approves payout percentages for games played on gaming terminals which are required by regulation to exceed 80%. Generally, suppliers have designed gaming terminals to include between approximately 10 and 40 games. In 2020, payout percentages for gaming terminals across Illinois averaged approximately 92%, according to the Video Gaming Revenue Reports published by the IGB. Accel’s payouts range from 88% to 94%, with an average of 92%. Additionally, Illinois legislation has increased the maximum number of gaming terminals that may be operated at a given licensed establishment from five to six, with certain qualifying truck stop licensed establishments allowed to operate up to ten gaming terminals. This legislation has also increased the maximum wager that may be placed on a gaming terminal from $2.00 to $4.00 and the maximum win from a single play from $500 to $1,199. All gaming terminals are monitored and controlled by the IGB through a central communications system. The IGB established minimum standards that licensed establishment partner contracts must meet, including limiting the length of contracts entered into after February 2, 2018 to a maximum of eight years with no automatic renewals.
We have made substantial investments in regulatory training and compliance for our staff and licensed establishment partners. Accel has designed and implemented systems and controls that facilitate compliance with applicable regulatory requirements in Illinois and is working on implementing similar systems and controls in Georgia and for the anticipated start of live gaming in Pennsylvania.
The operation of coin-operated amusement machines, or COAMs, in Georgia has been regulated by the GLC since April 2013. Class B COAMs provide skill-based games with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift certificates, or novelties. The most common type of establishment licensees are convenience stores. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In addition, any local governing authority may vote to remove coin operated amusement machines from its jurisdiction upon 60 days’ advance notice. In 2020, we acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee (“Tom’s Amusements”) in the state of Georgia. The acquisition of Tom’s Amusements adds 11 Georgia COAM Class B locations to the Accel portfolio, as well as a total of 65 Class B COAM terminals.
On November 18, 2020, we became a licensed Terminal Operator in Pennsylvania under the Pennsylvania Race Horse Development and Gaming Act, although Accel has not yet commenced any gaming operations in Pennsylvania. In November

2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, gaming terminals at qualified truck stops. To qualify for gaming, a truck stop must meet requirements that are similar to those in Illinois. Accel has a binding agreement to install gaming terminals with a partner truck stop establishment in Pennsylvania that has received a conditional license from the PA Board. Accel is also in discussions with other potential partners who have not yet applied for licensure. The Company hopes to commence gaming operations in Pennsylvania in 2021. We believe the current total potential number of qualified trucks stops to host gaming terminals in Pennsylvania is approximately 100-150 truck stop establishments, although municipalities are able to individually opt out from authorizing distributed gaming. These establishments consist of corporate truck stops and individual and corporate convenience stores that meet current regulatory requirements for gaming terminal installation.
In addition, our marketing and sales efforts are subject to the rules and regulations of the regulatory gaming bodies and municipal laws and regulations in the jurisdictions where we do business, including rules promulgated by the IGB, GLC, the PA Board and local municipalities in Illinois. These rules generally require sales agent registration, include prohibitions related to inducements and restrict certain advertising and promotional activities.
We may also enter states other than Pennsylvania that currently permit or may consider permitting gaming terminals. Indiana, Missouri and Mississippi have proposed legislation permitting gaming terminals or other forms of gaming in the past, and gaming terminals are currently legal in Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Other states, counties or municipalities facing tax revenue shortfalls or other fiscal pressure may adopt similar measures.
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
Proven track record in executing and integrating acquisitions. Accel continuously evaluates strategic acquisition opportunities. Accel has a successful track record of identifying, acquiring and integrating competitive operators at favorable terms. Since becoming a licensed terminal operator in 2012, Accel has acquired 13 operator companies, adding approximately 1,000 licensed establishments to our total portfolio of 2,435 licensed establishment partners as of December 31, 2020. Accel believes that its industry reputation, scale, proven track record of driving revenue synergies, and public acquisition currency enhances its ability to acquire other operators or licensed establishments on favorable terms and makes Accel a preferred partner of choice.
Diversified revenue base with limited churn. Accel believes that gaming regulations in Illinois facilitate a low revenue concentration per licensed establishment partner, and that its low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances. For the year ended December 31, 2020, Accel’s best-performing licensed establishment accounted for approximately $1.2 million, or less than 1% of gross revenue, its top 20 licensed establishments represented only 5% of gross revenue and Accel’s licensed establishment partners each contributed an average of approximately $0.1 million of gross revenue. Accel’s voluntary contract renewal rate was approximately 99% for the three-year period ended December 31, 2020. While Accel experiences business disruptions each year due to business failures, IGB-imposed shutdowns, or natural disasters affecting licensed establishment partners, many of these sites reopen in subsequent years under new owners, and Accel believes it is best-positioned to reengage with those establishments as new licensed establishment partners because of its reputation and leading market position. Accel’s gaming terminals are geographically diversified across the state of Illinois, limiting systemic risk due to local weather patterns or regional economic downturns. We believe that Accel’s recent expansion into Georgia and future expansion into other states may further help to diversify its portfolio.
Deep industry and vendor relationships. Accel’s leading market position has led to strong relationships within its industry and with equipment suppliers. Accel has successfully integrated multiple other operators and believes this successful roll-up strategy positions it well with potential additional local operators who could benefit from Accel’s gaming-as-a-service platform. In addition, Accel’s industry leadership permits it to seek and obtain favorable pricing and supply of key gaming machines. Due to its ability to procure machines and parts easily, Accel is able to rotate machines quickly to licensed establishment partners where they are most needed across its operating footprint. This results in longer, more effective usage and greater lifetimes for Accel’s gaming terminals.
Management team. Accel’s management team has many years of experience and industry knowledge. Accel’s President, Chief Executive Officer and co-founder, Andy Rubenstein, has led the Company since its inception in 2009, and its other officers have almost 60 years of combined gaming industry experience. Accel believes that its industry-leading management team has a reputation for integrity and compelling customer service.
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

Accel’s Growth Opportunities
Accel’s key growth strategies include its plans to:
Maintain competitive advantage in Illinois and increase gaming terminal share. Accel believes that there is substantial potential for further growth in Illinois. Accel has been successful in the past in signing competitors’ licensed establishments and has identified prospects for engagement after current contracts with other partners expire. In particular, Accel sees opportunities for expansion in key local markets, such as Springfield, Bloomington and Decatur, where its gaming terminal share is below its share in other regions. Accel also strives to further optimize revenues for gaming terminals it currently operates through refined data analysis, marketing and other initiatives. Accel seeks to increase distribution possibilities through corporate partners who operate multiple licensed establishments such as chain stores. Accel believes that these corporate businesses tend to favor larger operators who have substantial compliance infrastructures in addition to leading service capabilities. While such licensed establishments have been “second movers” in choosing to adopt video gaming, partnering with reputable operators such as Accel could render deployment of gaming terminals more attractive. Accel’s leadership position also creates an opportunity for it to take advantage of legislative changes in Illinois such as an increased number of allowed gaming terminals per establishment, higher bet limits, higher win amounts, and larger jackpots. Additionally, Accel may realize the benefits of potential municipal ordinance changes that would permit its business to operate in new municipalities.
Grow our operations in Georgia. The operation of coin-operated amusement machines in Georgia has been regulated by the Georgia Lottery Corporation since April 2013. Games are skill-based with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift certificates, or novelties. The most common type of establishment licensees are convenience stores. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In 2020, we acquired Tom’s Amusements which added 11 Georgia COAM Class B locations to the Accel portfolio, as well as a total of 65 Class B COAM terminals.
Expand operations into Pennsylvania. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, gaming terminals at qualified truck stops. Accel estimates that the total potential number of qualified truck stops to host gaming terminals in Pennsylvania is approximately 100-150 truck stops as of December 31, 2020, although municipalities are able to individually opt out from authorizing distributed gaming. Accel believes this market opportunity is attractive and has obtained a terminal operator license from the PA Board. Accel is also in discussions with other potential location partners who have not yet applied for licensure. Accel believes that Pennsylvania is a natural choice for its expansion outside of Illinois when compared to other states due to industry similarities with Illinois. See “— Accel’s Industry” for more information.
Establish Player Rewards Program to further drive growth. As part of its gaming-as-a-service suite of offerings, Accel has considered offering a Player Rewards Program for players. The anticipated terms of the program will provide for players to accumulate points each time they use Accel’s products and may provide points that can be redeemed for rewards. Accel believes this program will result in increased brand loyalty from licensed establishment partners by rewarding players for using Accel’s gaming terminals. This opt-in program is expected to allow data analysis with respect to each player, location and machine, which will in turn permit Accel to better assess performance and serve its partners. Although player rewards programs are not specifically prohibited in Illinois, applicable regulations have not been enacted, and the IGB has not approved any player rewards programs for any terminal operator. Accel has not applied to the IGB to establish any such program, but expects to apply in the event of applicable regulation enactment.
Expand operations to other states.Various states and other jurisdictions have proposed legislation permitting gaming terminals or other forms of gaming in the past. These states include Indiana, Missouri and Mississippi. Accel may also choose to expand operations through strategic acquisitions or otherwise in other, more mature gaming jurisdictions where gaming terminals are currently legal, such as Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Accel may attempt to seek approval to operate in additional jurisdictions that authorize video gaming. Accel believes it would be a favored entrant into any such markets given its track record of success and compliance.

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
Business Model and Capabilities
Accel provides a full suite of services and capabilities to enhance its business. These include:
Sales team that drives the initial acquisition of licensed establishment partners. Accel has a dedicated internal sales team that drives sourcing of new licensed establishment partners. Accel also uses external independent sales agents. When seeking to sign a new licensed establishment partner, Accel’s marketing team employs a data-driven sales process to identify and nurture leads using a variety of digital and traditional strategies to drive organic gaming partnerships and preference. Accel’s marketing team uses email, social media, blogs, search engine optimization, paid search and display advertising to create a robust pipeline of leads. Sales teams are incentivized based on a competitive commission-based structure, which has driven performance. Accel believes that it can continue to attract talented sales employees.
Dedicated on-boarding process that works with new licensed establishments to provide quick access to gaming terminals and other equipment. Accel engages with licensed establishment partners through every step of the gaming terminal installation process. This process begins with providing assistance with preparation and submission of a license application to the applicable gaming regulatory board and educating each licensed establishment partner on legal and regulatory topics to minimize compliance issues. Accel assists in the design and construction of gaming areas in licensed establishments, including advising with respect to Illinois Video Gaming Act requirements that restrict access to persons under 21 years of age. Accel then delivers gaming terminals to the licensed establishment partner after receipt of the proper state and municipal licenses, which typically takes between two and six months from submission to receipt of approval to operate gaming terminals.
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
Digital and data analytics team that helps licensed establishment partners capture gaming revenue. Accel’s digital and data analytics team studies the gaming terminal market and licensed establishment partner performance to provide insight and advice to maximize gaming revenue. The team actively monitors machine optimization, service analytics, video game popularity analytics, marketing and player behavior to identify new opportunities and provide insights to maximize gaming revenues. Typical suggestions might involve adding new games, switching machines, adding machines or changing machine location within a licensed establishment. The digital and data analytics team also seeks to improve the quality of customer service and satisfaction by monitoring service calls to identify trends and solutions with the goal of optimizing response time to decrease periods of machine inoperability.

Dedicated legal and compliance function that assists licensed establishment partners to remain in regulatory compliance. Accel’s legal and compliance team provides support and resources related to licensed establishment regulatory compliance, which includes sending compliance reminders and industry updates to licensed establishment partners on a regular basis. It does not dispense legal advice to licensed establishment partners, but may recommend that licensed establishment partners obtain legal counsel in certain instances. In addition, the legal and compliance team participates in lobbying measures, which includes working with gaming regulators and trade associations to encourage legislation and regulation which may be favorable to the distributed gaming industry. Accel also regularly works with regulators in other states as they explore the legalization of gaming terminals.
Strong relationships with equipment manufacturers to provide top-flight machines and software that help attract players. Accel partners and has entered into purchase agreements with many industry-leading manufacturers of gaming terminals. Accel benefits from favorable pricing and other terms with respect to its supplier partners. Accel believes that by providing world-class premium equipment, it can assist licensed establishment partners in securing competitive advantages. By using high-quality equipment, Accel aims to limit downtime and help maximize revenue and player retention.
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
Marketing services that aid in player awareness and gameplay. In addition to its business-to-business focus, Accel’s marketing team uses a variety of player marketing strategies to drive player preference, loyalty, and increase play at Accel locations. Player marketing initiatives include a dedicated player website, AEPlayer.com, a statewide player loyalty program (AEPlayer Rewards), including a tablet-based in-location entry option as well as a mobile app, player email and text messaging communications, indoor and outdoor signage, cooperative location advertising and other media to increase awareness and encourage gameplay. Accel believes that these initiatives increase Accel’s branding at each location. Accel believes that it has the most extensive and accomplished marketing team in the Illinois gaming terminal segment.
Best-in-class technicians who assist licensed establishment partners in the event of any mechanical or software issues with the devices Accel provides. Accel leverages technology and data-driven algorithms to enable a 24/7 call center to direct its service technicians. These technicians serve to prevent and solve technical issues with gaming terminals at licensed establishment partners in a timely manner. Accel’s service tracking process begins when a licensed establishment partner identifies an issue at their licensed establishment and contacts the service center. As of December 31, 2020, more than 15% of service issues are resolved by the call center directly without the need to dispatch any technician. In the event a technician is required, 95% of customer service issues are addressed on a first-time technician dispatch, with an average response time of approximately 80 minutes. Replacement parts for gaming terminals, if required, are sourced from Accel’s offices and warehouses located across the state. Accel uses system analytics across its gaming-as-a-service platform to keep track of parts used and, if necessary, order new parts for delivery to various warehouses.
Sports betting. Accel believes it is well positioned to participate in the fast-growing sports betting segment. While Accel expects to remain focused on gaming in the near future, it has not applied for a sports betting license, but it may consider doing so in the future.
Licensed Establishments and VGTs
As of December 31, 2020, Accel operates 12,247 VGTs in 2,435 licensed establishments. Licensed establishments typically include bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments.
Accel enters into long-term exclusive location and gaming terminal use agreements with its licensed establishment partners, or master exclusive gaming terminal use agreements with licensed establishment partners who have several licensed establishments. Under those agreements, Accel has the exclusive right to place gaming terminals and redemption devices in such licensed establishments. Once proper licenses are received, Accel experiences minimal delay related to the installation of gaming terminals in those licensed establishments. As of December 31, 2020, the average remaining term on Accel’s agreements is 6.8 years. In addition, Accel’s voluntary contract renewal rate for the three-year period ended December 31, 2020 was approximately 99%.
Under these agreements, Accel is responsible for providing hardware and related software, accounting and reporting functions as required by the Illinois Video Gaming Act and/or Pennsylvania Gaming Act, and placement of devices such as stand-alone ATMs and redemption devices at the discretion of the licensed establishment.
Under IGB regulations, tax and administrative fees in Illinois are required to be split evenly between gaming terminal operators and licensed establishments. Accordingly, Accel shares the responsibility with its licensed establishment partners of the payment of a 34% tax on gross gaming revenue, with such tax increased from 33% beginning on July 1, 2020. In accordance with IGB regulations, Accel further shares the responsibility of a 0.8513% administrative fee with its licensed establishment partners, payable to Scientific Games International, the company that maintains the central communications system to which all gaming terminals across Illinois are connected. The remaining after-tax profits from a video gaming terminal, 50% shall be paid to Accel and 50% shall be paid to the licensed establishment in accordance with Illinois state law. Accel typically remits the amount to licensed establishment partners on a weekly basis. Accel’s agreements with licensed establishment partners are typically not subject to termination rights by licensed establishment partners in the event of a sale or relocation of the licensed establishments during the term of the agreements, though termination may occur upon closure of the business or if the licensed establishment partner chooses to terminate at the end of a term.
In addition, Accel has a very limited number of revenue-share agreements with other licensed terminal operators in Illinois, which provide splitting gross gaming revenue. For the year ended December 31, 2020, revenue shared with other terminal operators accounted for less than 1% of gross revenue.
Suppliers
Accel installs cutting-edge software and multi-game gaming terminals, at each licensed establishment, from leading manufacturers such as Scientific Games International, WMS (owned by Scientific Games International), IGT, Bally (owned by Scientific Games International), Aristocrat and Novomatic. Under agreements with these manufacturers, Accel is able to provide 26 different types of gaming terminal models and 236 different games to licensed establishment partners. Accel believes its efforts to procure gaming terminals from various sources better enables it to meet the needs of licensed establishment partners and players.
Accel purchases gaming terminals in upright and slant varieties. Games include different varieties of slots, poker, and keno games. Accel routinely meets with existing and potential manufacturers in the market to discuss performance, service trends, and feedback from licensed establishment partners and players. Accel purchases gaming terminals from certain suppliers under master purchase agreements and purchase orders. Under these master purchase agreements with certain suppliers, pricing is determined by purchase commitments made for delivery over defined periods. Accel generally pays its suppliers within 90 days after the date of invoice.
Accel also purchases redemption devices, amusement devices and stand-alone ATMs from reputable suppliers such as NRT, Touch Tunes, Arachnid, and Diamond.
Competition
Accel competes on the basis of the responsiveness of its services to players, and the popularity, content, features, quality, functionality, accuracy and reliability of its products. Accel generally does not consider pricing to be a factor in its gaming terminal business as all minimum and maximum wagers are mandated by the IGB and all revenue splits with the licensed establishments are mandated by the IGB and by law. Accel believes most licensed establishments focus on player appeal, customer service and reputation when making their decisions to collaborate with terminal operators. In Illinois, Accel currently competes with 55 terminal operators that operate in 4,943 gaming establishments as of December 31, 2020. The top five terminal operators with which Accel principally competes are J&J Ventures Gaming, LLC, Gold Rush Amusements, Inc., Illinois Gaming Investors LLC, Gaming & Entertainment Management-Illinois LLC, and Illinois Gaming Systems, LLC. Together with Accel, they operate in more than 75% of all licensed establishments in Illinois, and the top 10 terminal operators in Illinois operate in approximately 87% of all licensed establishments. Accel currently operates gaming terminals and/or amusement devices in 32% of all establishments licensed to operate gaming terminals in Illinois.
Accel faces particularly robust competition from other forms of gaming. The distributed gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks (including those featuring slot machines and/or table games), fantasy sports, real money iGaming, and other forms of gaming. In addition, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings and could divert players from using Accel’s products in its licensed establishments. Even Internet wagering services that may be illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert players from visiting licensed establishment partners to play on Accel’s gaming terminals.
The availability of other forms of gaming could increase substantially in the future. Voters and state legislatures may seek to supplement traditional sources of tax revenue by authorizing or expanding gaming. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of more casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two Illinois airports, and sports betting at a variety of approved establishments throughout the state. In addition, jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Pennsylvania enacted legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. Established gaming jurisdictions could also award additional gaming licenses or permit the expansion or relocation of existing gaming operations, including gaming terminals. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions, both legal and illegal, could further compete with its gaming terminals.
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
As of December 31, 2020, Accel owned eight registered trademarks and 100 registered domain names. Accel also relies on software or technologies that it licenses from third parties. These licenses may not continue to be available to Accel on commercially reasonable terms in the future and as a result, Accel may be required to obtain substitute software or technologies.
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

Employees
As of December 31, 2020, Accel had approximately 770 employees. None of Accel’s employees are represented by a labor union or covered by a collective bargaining agreement. Accel believes its current staffing levels to be adequate for its needs and operations, and that relations with employees are generally good.
The board of directors is charged with oversight of human capital management. Accel's human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The Accel Code of Business Conduct and Ethics sets high standards of ethical business conduct and provides guidance applicable to every employee, including every Accel officer and director. The Accel Code of Business Conduct and Ethics covers many types of matters, including creating a respectful work environment that is free of unlawful discrimination and harassment.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock
•The full effect of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could lead to a materially adverse effect on our business and results of operations.
•Our operating results are likely to vary significantly and be unpredictable.
•Our success depends on its ability to offer new and innovative products and services that fulfill the needs of licensed establishment partners and create strong and sustained player appeal.
•We are dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for our business on acceptable terms.
•Our future results of operations may be negatively impacted by slow growth in demand for gaming terminals and by the slow growth of new gaming jurisdictions.
•We depend heavily on our ability to win, maintain and renew contracts with licensed establishment partners.
•Adverse economic conditions or decreased discretionary spending may adversely impact our business.
•Our ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by us or our stakeholders in obtaining or maintaining required licenses or approvals.
•Our business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions. Our revenue growth and future success depends on our ability to expand into new markets, which may not occur as anticipated or at all.
•Our industry is highly competitive and we must accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, including by acquiring and integrating other businesses, products and technologies that address a fast-changing technology and threat landscape and that achieve sufficient market acceptance, in order to maintain or improve our competitive position.
•We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose us to fines or other penalties.
•We have identified three material weaknesses in our internal control over financial reporting and if remediation of these material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired and our reputation and business could be adversely affected. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
•Our business depends on the protection of intellectual property and proprietary information.
•Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit our growth of operations.
•Our success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose us to liability.
•Our level of indebtedness, and any increase thereto, could adversely affect results of operations, cash flows and financial condition.
•Certain stockholders own a significant portion of common stock and they may have interests that differ from those of other stockholders.
Risks Related to Our Business and Industry
The outbreak and spread of the novel coronavirus disease known as COVID-19 has had, and could continue to have, an adverse impact on our business, operations and financial condition for an extended period of time.
On March 11, 2020 the World Health Organization declared the novel coronavirus disease (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The global and national impact of COVID-19 could be immense and the length of the pandemic and its ultimate economic and human toll cannot yet be determined.
On March 16, 2020, the IGB issued an order requiring the suspension of all video gaming operations at all licensed video gaming establishments of any kind in Illinois (the “IGB Closure Order”). Additionally, on March 21, 2020, Illinois Governor J.B. Pritzker issued an executive order (the “Illinois Executive Order”) requiring the closure of all “non-essential” businesses and also requiring all individuals living within the State of Illinois to “stay at home” other than in the case of limited exceptions. The IGB Closure Order and the Illinois Executive Order were each extended multiple times. The Illinois Executive Order was canceled on June 26, 2020 as non-essential businesses were allowed to open at limited capacities. In response to the cancellation of the Illinois Executive Order, the IGB allowed video gaming operations to resume on July 1, 2020. As COVID-19 began a resurgence in the fall, the virus spread exponentially in every region of the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restriction that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments.
The mandated shutdown of our licensed establishment partners’ gaming operations and our VGTs by the IGB Closure Order substantially and adversely impacted our business, operations and financial condition. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, travel of customers to our licensed establishment partners.
While the IGB has announced the resumption of all video gaming activities, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. It is difficult to predict at this time how quickly customers will return to our licensed establishment partners, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Demand for the video gaming and non-gaming services provided by our licensed establishment partners may remain weak for a significant length of time and we cannot predict if and when such demand will sustain at pre-outbreak demand, if at all. We also cannot predict whether all of our licensed establishment partners will re-open and continue operating, or if they do, whether they will choose to renew their contracts with Accel at pre-outbreak levels or at all. Certain of our licensed establishment partners may go out of business. We may be adversely impacted as a result of any future adverse impact of COVID-19 on our licensed establishment partners.
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
Further, our business may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19, which could contribute to weak demand for gaming and non-gaming services.
Additionally, given the existing impact of COVID-19 on our business, operations and financial condition and potential future impact, we can make no assurances that we will be able to successfully pursue expansion of gaming operations into new jurisdictions or that such jurisdictions will pass laws and regulations allowing gaming, the opening of new licensed establishments, the addition of new gaming terminals and amusement machines in existing licensed establishments or the acquisition of other terminal operators.
There may be other adverse consequences to our business, operations and financial condition from the spread of COVID-19 that we have not considered. We have never previously experienced a complete cessation of our business operations, and as a consequence, our ability to predict the impact of such a cessation on our business and future prospects is inherently uncertain. We can offer no assurances that the effects of COVID-19 are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this crisis has passed. As a result, COVID-19 may continue to have a material adverse impact on our business, operations and financial condition for an extended period of time.
Accel’s ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by Accel or its stakeholders in obtaining or maintaining required licenses or approvals.
Accel operates only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by federal, state, and local governments, which customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major stockholders, officers, directors and key employees. In addition, certain gaming products and technologies must be certified or approved in certain jurisdictions in which Accel operates, and these regulatory requirements vary from jurisdiction to jurisdiction. The scope of the approvals required can be extensive. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. While the regulatory requirements vary by jurisdiction, most require:
•licenses and/or permits;
•documentation of qualifications, including evidence of financial stability;
•other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and
•individual suitability of officers, directors, major equity holders, lenders, key employees and business partners.
Accel may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect its operations and ability to retain key employees. If Accel fails to obtain a license required in a particular jurisdiction for games and gaming terminals, hardware or software or have such license revoked, it will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by Accel to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if Accel’s license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, its ability to obtain or maintain a license in Pennsylvania or Georgia may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and Accel fails to seek or does not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
For example, Accel has received a terminal operator license from the PA Board. While Accel does not expect that the composition of the PA Board will change prior to the next Pennsylvania gubernatorial election in 2022, there can be no assurances with respect thereto, and any changes in composition to the PA Board could alter existing interpretations or enforcement of the Pennsylvania Gaming Act. In Illinois, Accel was granted its original license to conduct business as a terminal operator by the IGB in 2012, and has most recently had its license renewed in June 2020, retroactive to March 2020 for a period of one year. Renewal is subject to, among other things, continued satisfaction of suitability requirements.
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
Accel has experienced, and expects to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on its management and its operational and financial resources. Since its inception, Accel has acquired 13 distributed gaming operators adding approximately 1,000 licensed establishments to its portfolio of over 2,400 total licensed establishments as of December 31, 2020. Accel has also experienced significant growth in the number of licensed establishment partners and players, and in the amount of data that it supports. Additionally, Accel’s organizational structure will become more complex as it scales its operational, financial and management controls to support additional jurisdictions as well as its reporting systems and procedures.
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
Accel’s business depends on content for gaming terminals, stand-alone ATMs, redemption devices, and amusement devices that is developed by third-party suppliers. Accel believes that creative and appealing game content results in more players visiting its licensed establishment partners, which offers more revenue for licensed establishment partners and provides them with a competitive advantage, which in turn enhances Accel’s revenue and ability to attract new business and to retain existing business. The success of such content is dependent on these suppliers’ ability to anticipate changes in consumer tastes, preferences and requirements and deliver to Accel in sufficient quantities and on a timely basis a desirable, high-quality and price-competitive mix of products. Accel’s suppliers’ products may fail to meet the needs of licensed establishment partners due to changes in consumer preference or Accel’s suppliers may be unable to maintain a sufficient inventory to satisfy the requirements of licensed establishment partners. In addition, suppliers must obtain regulatory approvals for new products, and such approvals may be delayed or denied. Accordingly, Accel may not be able to sustain the success of its existing game content or effectively obtain from third parties their products and services that will be widely accepted both by licensed establishment partners and players.
Accel’s suppliers may also increase their prices due to increasing demand for their products from Accel’s competitors. Further, because there exists a limited number of suppliers in the distributed gaming business, an increase in supplier pricing may limit Accel’s ability to seek alternate sources of gaming content and may result in increased operating expenses. See “Risk Factors — Accel is dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms” for more information.
Accel is dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms.
The supply of Accel’s gaming terminals, stand-alone ATMs, redemption devices and amusement devices depends upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Accel’s operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. Additionally, certain components of our gaming terminals are sourced from China, where outbreaks of the COVID-19 or other widespread public health problems have led to quarantines, shutdowns, shipping or logistics changes, or other disruptions that could impair our ability to obtain gaming terminals and their components. Accel has achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, Accel is exposed to the credit and other risks of having a small number of key suppliers. While Accel makes every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, it cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues or other factors may result in

Accel’s suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to Accel, or may force them to seek to renegotiate existing contracts.
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
Accel’s future results of operations may be negatively impacted by slow growth in demand for gaming terminals and by the slow growth of new gaming jurisdictions.
Slow growth or declines in the demand for gaming terminals could reduce the demand for Accel’s services and negatively impact results of operations, cash flows and financial condition. Moreover, even with the expansion of gaming into new jurisdictions, the opening of new licensed establishments and the addition of new gaming terminals and amusement machines in existing licensed establishments, demand for Accel’s services could decline due to the desires of licensed establishment partners, unfavorable economic conditions, failure to obtain regulatory approvals and the availability of financing. Accordingly, Accel may not be successful in placing additional gaming terminals or amusement machines with additional licensed establishments.
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

Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics, pandemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect Accel’s business, results of operations, cash flows and financial condition.
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
Accel’s future success and growth depend in large part on the successful addition of new licensed establishments as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was recently granted a license as a terminal operator and Georgia, where Accel recently acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee. These markets are new to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these new markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its licensed establishment partners in order to execute this strategy. There can be no assurance that video gaming will have success with new licensed establishment partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania and Georgia. In addition, it is possible that Accel will not be able to enter the Pennsylvania market at all, due to regulatory or other concerns. See “ —Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs gaming terminals and amusement devices in licensed establishments primarily in Illinois. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Once Accel installs gaming terminals and amusement machines in licensed establishment partners, those licensed establishment partners rely on support from Accel to resolve any related issues. High-quality user and location education and customer service to the licensed establishments have been key to Accel’s brand and is important for the successful marketing and sale of its products and services and to increase the number of gaming terminals and amusement machines at licensed establishments. The importance of high-quality customer service to the licensed establishments will increase as Accel expands its business and pursues new licensed establishment partners and potentially expands into new jurisdictions. For instance, if Accel does not help its licensed establishment partners quickly resolve issues, whether those issues are regulatory, technical, or data related, and provide an effective ongoing level of support, its ability to retain or renew contracts with its licensed establishment partners could suffer and its reputation with existing or potential licensed establishment partners may be harmed. In some cases, Accel depends on third parties to resolve such issues, the performance of which is out of Accel’s control. Further, Accel’s success is highly dependent on business reputation and positive recommendations from existing licensed establishment partners. Any failure to maintain high-quality levels of service, or a market perception that Accel does not maintain a high-quality service to licensed establishments, could harm its reputation, its ability to market to existing and prospective licensed establishment partners, and Accel’s results of operations, cash flows and financial condition.
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
Most of Accel’s revenue has been attributable to the efforts of its sales force, which consists of both in-house personnel and independent agents. In order to increase Accel’s revenue and achieve and sustain profitability, Accel intends to increase the size of its sales force to generate additional revenue from new and existing licensed establishments.
Accel’s ability to achieve significant revenue growth will depend, in large part, on its success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Accel’s recent hires and planned hires may not become productive as quickly as expected and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, Accel’s revenue may not increase at anticipated levels and its ability to achieve long-

term projections may be negatively impacted. In addition, as Accel continues to grow, a larger percentage of its sales force will be new to Accel and its business, which may adversely affect Accel’s sales if it cannot train its sales force quickly or effectively. Attrition rates may increase, and Accel may face integration challenges as it continues to seek to expand its sales force. Accel also believes that there is significant competition for sales personnel with the skills that it requires in the industries in which it operates, and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where it operates or plans to operate. If Accel is unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new licensed establishment partners or promoting activity within Accel’s existing licensed establishment partners, Accel’s business may be adversely affected.
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
Accel faces significant competition from suppliers and other operators of gaming terminals and dartboards, pool tables, pinball and other related non-gaming equipment at licensed establishment partners. Accel competes on the basis of the responsiveness of its services, and the popularity, content, features, quality, functionality, accuracy, and reliability of its products. In order to remain competitive and maintain Accel’s existing market share, Accel must continuously offer popular, high-quality games in a timely manner and new services or enhancements to its existing services. These services or enhancements may not be well received by licensed establishment partners or consumers, even if well reviewed and of high quality. In addition, some of Accel’s current and future competitors may enjoy substantial competitive advantages over it, such as greater name recognition, longer operating histories, or greater financial, technical, and other resources. These companies may use these advantages to offer services that respond better to the needs of licensed establishment partners, spend more on advertising and brand marketing, expand their operations, or respond more quickly and effectively than Accel does or can to new or changing opportunities, technologies, standards, regulatory conditions or requirements, or player preferences. These competitors could use these advantages to capture additional market share to Accel’s detriment in key markets. Additionally, Accel could lose some or all of the competitive advantages that it currently enjoys over its current and potential competitors. Accel also faces high levels of competition related to newly legalized gaming jurisdictions and for openings of new or expanded licensed establishments. Accel’s success depends on its ability to successfully enter new markets and compete successfully for new business, which is not certain to occur. Any of these developments could have an adverse effect on Accel’s results of operations, cash flows and financial condition and could result in a loss of market share in key markets.
Accel operates in the highly competitive gaming industry, and Accel’s success depends on its ability to effectively compete with numerous types of businesses in a rapidly evolving, and potentially expanding, gaming environment.
While Accel’s operations face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel, Accel faces particularly robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using Accel’s products in licensed establishment partners, and adversely affect its business. Even Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting licensed establishment partners to play on Accel’s gaming terminals.
The availability of competing gaming activities could increase substantially in the future. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in Illinois, adjacent states or jurisdictions where Accel plans to operate in the future, such as Pennsylvania and Georgia. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of multiple casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two airports and creating licensing criteria for those eligible to provide sports betting services. In addition, other jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. For example, Pennsylvania legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including gaming terminals). See “ —Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all” for more information. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions (both legal and illegal) could further compete with Accel’s gaming terminals, which could have an adverse impact on Accel’s results of operations, cash flows and financial condition.
The concentration and evolution of the gaming terminal manufacturing industry could impose additional costs on Accel.
A majority of Accel’s revenue is attributable to gaming terminals and related systems supplied by it at licensed establishment partners. A substantial majority of the gaming terminals sold in the U.S. in recent years have been manufactured by a few select companies, and there has been extensive consolidation within the gaming equipment sector in recent years, including the acquisitions of Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries, Inc. by Scientific Games Corporation (“Scientific Games”) and International Game Technology PLC by GTECH S.p.A, respectively.
Consolidation may force Accel to enter into purchase arrangements for new gaming terminals that are more expensive to operate than its existing gaming terminals. If the newer gaming terminals do not result in sufficient incremental revenues to offset the potential increased investment and costs, it could damage Accel’s profitability. In the event that Accel loses a supplier, it may be unable to replace such supplier, and Accel’s remaining suppliers may increase fees and costs. See “— An increase in Accel’s borrowing costs would negatively affect its financial condition, cash flow and results of operations”.

Accel’s operations are largely dependent on the skill and experience of its management and key personnel. The loss of management and other key personnel could significantly harm Accel’s business, and it may not be able to effectively replace members of management who may leave Accel.
Accel’s success and competitive position are largely dependent upon, among other things, the efforts and skills of its senior executives and management team, including Andrew H. Rubenstein as the Chief Executive Officer and President, Karl Peterson as Chairman of the Board, Brian Carroll as Chief Financial Officer and Derek Harmer as General Counsel and Chief Compliance Officer. Although Accel has entered into employment agreements with senior executives and key personnel, there can be no assurance that these individuals will remain employed. If Accel loses the services of any members of its management team or other key personnel, its business may be significantly impaired.
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
Certain of Accel’s key metrics, including the average post-acquisition net video gaming revenue per gaming terminal per location per day (“location hold-per-day”) and a number of other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Scientific Games, a contractor of the IGB. Scientific Games and the IGB may calculate certain metrics differently, which could limit the comparability of Accel’s key metrics and those of its competitors, who may use a different methodology to calculate similar metrics. For example, the IGB calculates location hold-per-day and other metrics using the number of gaming terminals that are active at the end of a given month, while Scientific Games uses the number of gaming terminals that are active at least one day during a month. See “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While Accel believe these figures to be reasonable and that its reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should Accel decide to review these or other figures, it may discover material inaccuracies, including unexpected errors in its internal data that result from technical or other errors. If Accel determines that any of its metrics are not accurate, they may be required to revise or cease reporting such metrics and such changes may harm Accel’s reputation and business.
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

Risks Related to Compliance and Regulatory Matters
Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.
Accel is subject to the rules, regulations, and laws applicable to gaming, including, but not limited to, the Illinois Video Gaming Act, the Pennsylvania Gaming Act and the Georgia Lottery for Education Act. These gaming laws and related regulations are administered by the IGB, PA Board, and GLC, respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:
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
In addition to regulatory compliance risk, Illinois, Pennsylvania, Georgia or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), certain jurisdictions may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, the Illinois legislature has recently approved a gaming expansion bill that, in addition to providing for an increased number of possible gaming venues, also increases Illinois state tax on gaming revenue. Additionally, membership changes within regulatory agencies could impact operations. The IGB in particular has experienced significant personnel changes since the commencement of Accel’s gaming terminal operations in 2012. Changes in the composition of the IGB can impact current rules, regulations, policies, enforcement trends and overall agendas of the IGB.

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
Accel is currently a public company and is required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on its Annual Report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause Accel to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our Class A-1 common stock.
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
The following three material weaknesses in internal control over financial reporting were identified, which are not remediated as of December 31, 2020, or currently:
•A material weakness in the design and implementation of the Company’s internal controls relating to review of the consolidated financial statements and certain of the associated accounting analysis, journal entries, non-recurring transactions and accounting reconciliations due, in part, to the lack of formally documented accounting policies and procedures, as well as headcount necessary to support consistent, timely and accurate financial reporting in accordance with U.S. GAAP;
•A material weakness in the design and implementation of the Company’s internal controls relating to business combination accounting and route and customer acquisition cost accounting due to the absence of formalized internal controls surrounding the determination of the fair value and the accounting for assets acquired and liabilities assumed in business combinations and the accounting for the initial route and customer acquisition costs; and

•A material weakness in the Company’s general information technology controls including the design and implementation of access and change management internal controls.
Accel has begun evaluating and implementing additional procedures in order to remediate these material weaknesses, however, it cannot assure you that these or other measures will fully remediate the material weaknesses in a timely manner. As part of the remediation plan to address the material weakness identified above, Accel has hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company. Accel has hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. In addition, Accel has begun to implement more formal accounting policies and procedures to support timely and accurate financial reporting in accordance with GAAP. Accel will continue to assess the adequacy of its accounting and finance personnel and resources, and will add additional personnel, as well as adjust its resources, as necessary, commensurate with any increase in the size and complexity of its business. Accel also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. If Accel is unable to remediate these material weaknesses, or otherwise maintain effective internal control over financial reporting, it may not be able to report its financial results accurately, prevent fraud or file its periodic reports in a timely manner. If Accel’s remediation of these material weaknesses is not effective, if Accel’s independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control or if it experiences additional material weaknesses or otherwise fails to maintain an effective system of internal controls in the future, it may not be able to accurately or timely report its financial condition or results of operations, which may cause Accel to become subject to investigation or sanctions by the SEC or adversely affect investor confidence in Accel and, as a result, the value of our Class A-1 common stock. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future. In addition, if Accel is unable to continue to meet its financial reporting obligations, it may not be able to remain listed on the NYSE.
Accel may be liable for product defects or other claims relating to its products that it provides to its licensed establishment partners.
The products that Accel provides to its licensed establishment partners could be defective, fail to perform as designed or otherwise cause harm to players or licensed establishment partners. If any of the products Accel provides are defective, Accel may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect profitability. In the event of any repair or recall, Accel could be dependent on the services, responsiveness or product stock of key suppliers, and any delay in their ability to resupply or assist in servicing key products could affect its ability to maintain the gaming terminals in licensed establishment partners. Any problem with the performance of Accel’s products could harm its reputation, which could result in a loss of existing or potential licensed establishments and players. In addition, the occurrence of errors in, or fraudulent manipulation of, Accel’s products or software may give rise to claims by licensed establishment partners or by players, including claims by licensed establishment partners for lost revenues and related litigation that could result in significant liability. Any claims brought against Accel by licensed establishment partners or players may result in the diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for products or services, or injury to reputation. Accel’s insurance or recourse against other parties may not sufficiently cover a judgment against it or a settlement payment, and any insurance payment is subject to customary deductibles, limits and exclusions. In addition, a judgment against Accel or a settlement could make it difficult for it to obtain insurance in the coverage amounts necessary to adequately insure its businesses, or at all, and could materially increase insurance premiums and deductibles. Software bugs or malfunctions, errors in distribution or installation of Accel’s software, failure of products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject Accel to investigation or other action by gaming regulatory authorities, including fines.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Accel bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, as provided in “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing consolidated financial statements include among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the fair value of convertible note investments, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Accel’s operating results may be adversely affected if assumptions change or if actual circumstances differ from assumed circumstances, which could cause its operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of its common stock.
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
In the ordinary course of business, Accel has, and in the future may become the subject of, various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters. Accel maintains insurance to cover these and other potential losses, and is subject to various self-retentions, deductibles and caps under its insurance. Accel faces the following risks with respect to insurance coverage:
•Accel may not be able to continue to obtain insurance on commercially reasonable terms;
•Accel may incur losses from interruptions of business that exceed insurance coverage;
•Accel may be faced with types of liabilities that will not be covered by insurance;
•Accel’s insurance carriers may not be able to meet their obligations under the policies; or
•the dollar amount of any liabilities may exceed policy limits.
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
Accel believes that its success depends, in part, on protecting its intellectual property. Accel’s intellectual property includes certain trademarks and copyrights relating to its products and services, and proprietary or confidential information that is not subject to patent or similar protection. As of December 31, 2020, Accel owned eight registered trademarks and 100 registered domain names. Accel’s success may depend, in part, on its ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which it markets products and to obtain copyright and patent protection for proprietary technologies, designs, software and innovations. There can be no assurance that Accel will be able to build and maintain consumer value in its trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide competitive advantages.
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
Accel may, in the future, make claims of infringement, invalidity or enforceability against third parties. This could:
•cause Accel to incur greater costs and expenses in the protection of intellectual property;
•potentially negatively impact its intellectual property rights;
•cause one or more of its patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; or
•divert management’s attention and resources.
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
Part of Accel’s strategy is to take advantage of the liberalization of regulations covering these industries on a municipality and state basis, which can be a protracted process. To varying degrees, governments have taken steps to change the regulation of gaming terminals through the implementation of new or revised licensing and taxation regimes. For example, in addition to the State-issued gaming licenses, gaming licenses are also governed on a municipality-level in Illinois. While Accel has contracted for exclusive rights to operate in licensed establishments in over 600 different municipalities in Illinois, all of which have no prohibition or restriction with respect to gaming, there are many other municipalities that have “opt out” or “anti-gambling” ordinances which prohibit a range of activities characterized from “devices of chance” to “any gambling”. While a number of these municipalities have removed the ordinance or introduced an amendment to permit gaming activities germane to Accel’s business, they or other municipalities may choose to prohibit or limit gambling in the future. Additionally, Pennsylvania currently only permits the operation of gaming terminals at truck stops. While there are currently efforts to permit the expansion of gaming terminals into additional types of establishments, there can be no assurance that such efforts will succeed, or that gaming operations at truck stops will be continued to be permitted. Accel cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or local laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder its strategy.
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
Risks related to our Financial Condition
Accel’s level of indebtedness could adversely affect results of operations, cash flows and financial condition.
As of December 31, 2020, Accel had total indebtedness of $347.6 million, all of which was borrowed under its current Credit Agreement, and had approximately $100.0 million of availability.
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
Certain of Accel’s gaming terminal and amusement machine acquisitions are financed using revolving credit facilities and bank loans. Accel’s financing agreements include variable interest rates and regular required interest, fee and amortization payments. If Accel is unable to generate sufficient revenue to offset the required payments, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition. In addition, Accel is not currently involved in any interest rate hedging activities. Any such hedging activities could require Accel to incur additional costs, and there can be no assurance that Accel would be able to successfully protect itself from any or all negative interest rate fluctuations at a reasonable cost.
Accel may not have sufficient cash flows from operating activities, cash on hand and available borrowings under its credit agreement to finance required capital expenditures under new contracts and meet other cash needs.
Accel’s business generally requires significant upfront capital expenditures for gaming terminals and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a gaming or amusement contract, Accel may provide new equipment or impose new service requirements at a licensed establishment, which may require additional capital expenditures in order to enter into or retain the contract. Historically, Accel has funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the Credit Agreement.
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
Agreements governing Accel’s indebtedness impose, and future financing agreements are likely to impose, operating and financial restrictions on activities that may adversely affect its ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require Accel to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, Accel’s credit facilities restrict its ability to, among other things:
•incur or guarantee additional indebtedness;
•make loans to others;
•make investments;

•merge or consolidate with another entity;
•make dividends and certain other payments, including payment of junior debt;
•create liens that secure indebtedness and guarantees thereof;
•transfer or sell assets;
•enter into transactions with affiliates;
•change the nature of Accel's business;
•enter into certain burdensome agreements;
•make certain accounting changes; and
•in the case of Accel Entertainment, Inc., change its passive holding company status.
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
Risks Related to Our Common Stock
TPG Global, LLC, or TPG, Clairvest Group Inc., or Clairvest, and members of the Rubenstein Family own a significant portion of Common Stock and have representation on the Company Board. TPG and Clairvest, through their respective affiliates, and members of the Rubenstein Family may have interests that differ from those of other stockholders.
As of December 31, 2020, approximately 3% of the shares of our Class A-1 common stock were beneficially owned by Karl Peterson and approximately 18% of the shares of our Class A-1 common stock were beneficially owned by affiliates of Clairvest. Following the consummation of the Business Combination, (i) three directors were jointly nominated by Pace, an affiliate of TPG, the Sellers and the Shareholder Representatives to serve on the Company Board, (ii) another two directors were jointly nominated by Pace, an affiliate of TPG and the Shareholder Representatives and (iii) one director was jointly nominated by TPG and Clairvest. While Accel’s subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, TPG and Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Company Board, subject to the Company’s directors’ obligation to act in the interest of all of the Company’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as TPG and Clairvest continue to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with TPG and Clairvest are members of the Company Board and/or any committees thereof, TPG and Clairvest may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. TPG’s and Clairvest influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Additionally, TPG and Clairvest and their respective affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Accel or that supply Accel with goods and services. TPG, Clairvest, or their respective affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Accel’s business, and as a result those acquisition opportunities may not be available to Accel. Prospective investors should consider that the interests of TPG and Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2020, approximately 9% of the shares of our Class A-1 common stock were beneficially owned by Mr. A. Rubenstein, approximately 3% of the shares of our Class A-1 common stock were beneficially owned by his brother, Mr. G. Rubenstein, and Mr. A. Rubenstein, together with Mr. G. Rubenstein and their father, Mr. Jeffrey Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 16% of the shares of our Class A-1 common stock. Although each of Mr. A. Rubenstein, Mr. G. Rubenstein, and Mr. J. Rubenstein each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. A. Rubenstein and Mr. G. Rubenstein are members of the Company Board. As a result, the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to significantly influence the outcome of matters submitted for director action, subject to Accel’s director’s obligation to act in the interest of all of Accel’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Company Board and/or any committees thereof, and the Rubenstein Family, including Mr. A. Rubenstein and Mr. G. Rubenstein may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. The Rubenstein Family, including Mr. A. Rubenstein’s and Mr. G. Rubenstein’s influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Company Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with such stockholder are members of the Company Board and/or any committees thereof, such major stockholder may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. This influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock.

Holders of common stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
Holders of common stock are subject to certain gaming regulations. In Illinois, Georgia, Pennsylvania and other regulated gaming jurisdictions, gaming laws can require any holder of common stock to be disclosed, file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming laws in Illinois, Georgia, Pennsylvania and other regulated gaming jurisdictions also require any person who acquires beneficial ownership of more than 5% of voting securities of a gaming company to notify the gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
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
The market price and trading volume of Class A-1 common stock may be volatile and could decline significantly.
The stock markets, including the NYSE have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Class A-1 common stock, the market price of Class A-1 common stock may be volatile and could decline significantly. In addition, the trading volume in Class A-1 common stock may fluctuate and cause significant price variations to occur. If the market price of Class A-1 common stock declines significantly, you may be unable to resell your Class A-1 common stock at or above the market price as of the date hereof. Accel cannot assure you that the market price of Class A-1 common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report on Form 10-K, including risks related to shutdowns of our operations as a result of COVID-19 or other pandemics;
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
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of Accel’s capital stock;
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
The market for our Class A-1 common stock  will depend in part on the research and reports that securities or industry analysts publish about Accel or its business. If one or more of the analysts who cover Accel downgrade their opinions about Class A-1 common stock, publish inaccurate or unfavorable research about Accel, or cease publishing about it regularly, demand for Class A-1 common stock could decrease, which might cause our share price and trading volume to decline significantly.
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
Accel's Class A-1 common stock is listed on the NYSE. Although Accel currently meet the minimum initial listing standards set forth in the NYSE listing standards, there can be no assurance that our Class A-1 common stock will continue to be listed on the NYSE in the future. In order to continue listing Accel’s securities on the NYSE, Accel must maintain certain financial, distribution and share price levels. For instance, Accel must maintain a minimum of 300 public stockholders of its Class A-1 common stock on an ongoing basis under the NYSE's continued listing standards. On October 3, 2018, Pace received written notice from the NYSE that a NYSE Regulation review of the then-current distribution of Class A Ordinary Shares of Pace showed that Pace had fewer than 300 public stockholders and were therefore non-compliant with the relevant section of the NYSE Listed Company Manual. In accordance with the procedures set forth in the NYSE Listed Company Manual, Pace submitted a business plan demonstrating how Pace expected to return to compliance with the minimum public stockholders’ requirement within 18 months. In July 2019, Pace received a letter from the NYSE certifying its compliance. Additionally, in connection with the Business Combination, Pace was required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of Accel’s securities on the NYSE. For instance, the Class A-1 common stock was required to be at least $4.00 per share, upon consummation of the Business Combination, and Pace was required to maintain a minimum of 400 round lot holders, on the date of the consummation of the Business Combination.In addition, in connection with the public exchange offer of our warrants that was completed in August 2020, we received written notice from the NYSE that the NYSE suspended trading in, and had determined to commence proceedings to delist, our warrants from the NYSE. The delisting was a result of the failure to of the warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security. The delisting was effective as of August 6, 2020, and the warrants are no longer listed on the NYSE.
If the NYSE delists Accel’s securities from trading on its exchange and Accel is not able to list Accel’s securities on another national securities exchange, Accel expects its securities could be quoted on an over-the-counter market. If this were to occur, Accel could face significant material adverse consequences, including:
•a limited availability of market quotations for the Class A-1 common stock;
•reduced liquidity for Class A-1 common stock;
•a determination that Class A-1 common stock is a “penny stock” which will require brokers trading in Class A-1 common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Accel’s securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
 The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Class A-1 common stock is listed on the NYSE, and, as a result, is a covered security. Although the states are preempted from regulating the sale of Accel’s securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If Accel were no longer listed on the NYSE, its securities would not be covered securities and Accel would be subject to regulation in each state in which Accel offers its securities.
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
Resales of the securities, or issuances of Class A-1 common stock following the conversion of Class A-2 common stock could depress the market price of Accel’s Class A-1 common stock.
There may be a large number of Accel’s securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of Accel’s securities. For example, a significant number of shares of Class A-1 common stock held by parties to the registration rights agreement entered into by certain shareholders in connection with the Business Combination have been registered for resale pursuant to an effective registration statement on Form S-3, including Class A-1 shares issuable upon exchange of shares of Class A-2 common stock. While each registration rights holder (as defined in the registration rights agreement) has agreed not to effect any sale or distribution of its registrable shares if such sale or distribution would, or would reasonably be expected to, constitute or result in a “change of control” or similar event under Accel or its subsidiaries’ credit facilities, as contractual restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock or decreasing the market price itself.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own our 58,000 sq. ft. corporate headquarters in Burr Ridge, Illinois. This facility houses service, support and sales functions for the Chicagoland region. It also houses the executive management team, as well as several other business units and shared services such as legal/compliance, human resources, information technology, security, fleet, finance/accounting, data digital, sales, service, amusements, and marketing and service units. The facility supports Accel’s 24/7 Service Solutions Call Center, as well as onsite route management and collection processing. This facility also contains Accel’s largest warehouse, from which equipment installations, preparation, programming, and repairs occur, as well as gaming terminal quality assurance processes and general storage. In this facility there is an IGB-approved secured storage site for sensitive video gaming equipment and materials.
We also own facilities in Peoria, Springfield, Glen Carbon and Rockford, all of which are located in Illinois, that support our operations.
We also lease an additional 15 locations in Illinois and three locations in Georgia that are used to support our operations and provide warehousing for our equipment.
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
On August 21, 2012, one of Accel’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, Accel agreed to pay him for each licensed establishment which decided to enter into exclusive location agreements with Accel. In late August and early September 2012, each of the Defendant Establishments signed separate location agreements with Accel, purporting to grant it the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the IGB.
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
On October 7, 2019, Accel filed a lawsuit in the Circuit Court of Cook County against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. Accel alleged that Mr. Rowell and a competitor were working together to interfere with Accel’s customer relationships. That lawsuit, which seeks equitable relief and legal damages, has not yet been served. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County against Accel alleging that he had not received certain equity interests in Accel to which he was allegedly entitled under his agreement. The parties are engaging in discovery. Accel intends to defend itself against the allegations. Accel does not have a present estimate regarding the potential damages, nor does it believe any payment of damages is probable, and, accordingly, has established no reserves relating to these matters.
During 2018, we entered into a settlement agreement with Illinois Gold Rush, Inc. (“Illinois Gold Rush”), related to a 2013 business acquisition completed by Accel with Illinois Gold Rush. As a result of the settlement, we paid $3.5 million, issued 32,745 additional shares of Class A Common Stock, acquired 4 locations and we issued a stockholder note receivable of $3.3 million based on the value of the underlying collateral. During the year ended December 31, 2019 the note receivable matured and was settled and 46,667 shares of Class A Common Stock were placed into treasury. As a result of the settlement agreement, we decreased our location contract asset and Class A Common Stock by $1.0 million during 2018 for the fair value of the shares outstanding prior to the settlement agreement.

During the year ended December 31, 2019, we entered into a settlement agreement regarding breach of contract with Family Amusements. Additionally, during the year ended December 31, 2019, we entered into settlement agreements related to breach of contract and employment matters for a total of $0.4 million, which was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10,000,000. The parties are engaging in discovery. We are in the process of defending this lawsuit and have not accrued any amounts as losses related to this suit are not probable or reasonably estimable.
On December 18, 2020, we received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine us in the amount of $5 million. We filed our initial answer to the IGB’s complaint on January 11, 2021 and have begun the administrative hearing process. We intend to vigorously defend ourself against the allegations in the complaint and deny any allegations of wrongdoing. The Company has not accrued any amounts related to this complaint as losses are not probable or reasonably estimable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock is trading on the NYSE under the ticker symbol “ACEL” since November 21, 2019. Prior to that time, our Class A-1 common stock was listed under the symbols “TPGH”. On November 21, 2019, we delisted the units offered in our initial public offering, each consisting of one share of Class A Ordinary Share and one-third of a warrant, which were listed under the symbol “TPGH.U”, and the units ceased to trade. In August of 2020, our warrants, which were previously listed under the symbol “ACEL-WS” were delisted from the NYSE.
Stockholders
As of March 12, 2021, there were 123 stockholders of record of our Class A-1 common stock, 108 stockholders of record of our Class A-2 common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Unregistered Sales of Equity Securities and Use of Proceeds
Information about unregistered sales of our equity securities is set forth in Part II, Item 2 of our Quarterly Reports on Form 10-Q filed with the SEC on August 10, 2017, November 8, 2017, May 8, 2018, August 3, 2018, November 5, 2018, May 8, 2019, November 5, 2020, and under Item 3.02 of our Current Reports on Form 8-K filed with the SEC on June 13, 2019, August 19, 2019 and November 26, 2019.
Issuer Purchase of Equity Securities
We did not repurchase any equity securities within the fourth quarter of the fiscal year ended December 31, 2020.

 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 20, 2019 (the day prior to our Class A-1 common stock being traded on the NYSE) through December 31, 2020 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) Accel’s Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on November 20, 2019.
The stock price performance below is not necessarily indicative of future stock price performance.

	11/20/2019	12/31/2019	12/31/2020
Accel Entertainment	$100.00	$119.05	$92.24
NASDAQ Composite Index	$100.00	$105.23	$151.52
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$107.94	$125.07
ITEM 6. SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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
Company Overview
We believe Accel is the leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Accel’s business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain ATM functionality, and other amusement devices which are located in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” Accel also operates a small number of stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board since 2012 and holds a license from the PA Board since November 2020. Accel operates 12,247 video gaming terminals across 2,435 locations in the State of Illinois as of December 31, 2020. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows the Company to begin the installation and operation of coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations.
Impact of COVID-19
The COVID-19 outbreak is having a significant impact on global markets as a result of government-mandated business closures, supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.
In response to the COVID19 outbreak, the IGB made the decision to shut down all gaming terminals across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. As COVID-19 began a resurgence in the fall, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within in the licensed establishments.
These temporary shutdowns of Illinois video gaming impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020. In light of these events and their effect on our employees and licensed establishment partners, we took action to position the Company to help mitigate the effects of the temporary cessation of operations. During the initial shutdown the Company furloughed approximately 90% of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.

As a result of these developments, our revenues, results of operations and cash flows have been materially affected. The situation is rapidly changing and additional impacts to the business and financial results may arise that we are not aware of currently.
In close consultation with the Illinois Department of Public Health and the governor, the IGB issued resumption protocols to guide casino and terminal operators in keeping players safe. Based on those protocols, we worked with our licensed establishment partners to, among other things:
•Follow social distancing requirements within the gaming area by moving the gaming equipment or installing spacers that meet IGB guidelines;
•determine how personal protective equipment usage requirements will be observed and enforced;
•develop procedures and schedules for cleaning, disinfecting and sanitizing the establishment as well the gaming area, including the gaming terminals; and
•proper signage to remind patrons of social distancing requirements, proper hand washing, use of sanitizers, use of personal protective equipment, and to stay at home if feeling sick.
Accel supports these measures to protect the safety of our fellow Illinois citizens, as the health and safety of players and licensed partner establishments is of paramount importance to us. We have been in constant contact with our licensed partner establishments to keep them aware of current developments and have been working with them through these difficult times.
We incurred non-recurring, one-time expenses of $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for the year ended December 31, 2020, for costs to provide benefits (e.g. health insurance) for furloughed employees during COVID-19 operational disruptions. These costs are included within other expenses, net. The Company also spent $2.0 million in capital costs for the year ended December 31, 2020 related to the purchase of IGB-mandated spacers for its gaming terminals to promote social distancing requirements within the gaming area and incurred operating expenses of $0.8 million for the year ended December 31, 2020 related to cleaning, disinfecting and sanitizing supplies.
While the IGB has announced the resumption of all video gaming activities, it is possible that it or the State of Illinois may order a shutdown by region, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. Under the guidelines provided by the IL Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. We will continue to monitor the situation and its potential impact on our operations.
Components of Performance
Revenues
Net gaming. Net gaming revenue represents net cash received from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by the licensed establishments and is recognized at the time of gaming play.
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

Operating Expenses
Cost of revenue. Cost of revenue consists of (i) a 34% tax on net gaming revenue (such tax increased from 30% beginning on July 1, 2019 and from 33% beginning on July 1, 2020) that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all gaming terminals across Illinois are connected, (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) licenses and permits required for the operation of gaming terminals and other equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative (“G&A”) expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of licensed establishments and gaming terminals. G&A expense includes payroll and related expense for account managers, business development managers, marketing, and other corporate personnel. In addition, G&A expense also includes marketing, information technology, insurance, rent and professional fees.
Depreciation and amortization of property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized over the shorter of the useful life or the lease.
Amortization of route and customer acquisition costs and location contracts acquired. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments, which allow Accel to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the estimated life of the contract, including expected renewals.
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

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2020 and 2019:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2020	2019	Change	Change %
Revenues:		(As Restated)
Net gaming	$300,520	$410,636	$(110,116)	(26.8)%
Amusement	9,247	9,749	(502)	(5.1)%
ATM fees and other revenue	6,585	8,311	(1,726)	(20.8)%
Total net revenues	316,352	428,696	(112,344)	(26.2)%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	211,086	282,008	(70,922)	(25.1)%
General and administrative	77,420	69,330	8,090	11.7%
Depreciation and amortization of property and equipment	20,969	26,398	(5,429)	(20.6)%
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	4,633	25.8%
Other expenses, net	8,948	19,649	(10,701)	(54.5)%
Total operating expenses	341,031	415,360	(74,329)	(17.9)%
Operating (loss) income	(24,679)	13,336	(38,015)	(285.1)%
Interest expense, net	13,707	12,860	847	6.6%
(Gain) loss on change in fair value of contingent earnout shares	(8,484)	9,837	(18,321)	(186.2)%
Loss on debt extinguishment	—	1,141	(1,141)	(100.0)%
Loss before income tax (benefit) expense	(29,902)	(10,502)	(19,400)	184.7%
Income tax (benefit) expense	(16,918)	5,199	(22,117)	(425.4)%
Net loss	$(12,984)	$(15,701)	$2,717	(17.3)%
Revenues
Total net revenues for the year ended December 31, 2020 were $316.4 million, a decrease of $112.3 million, or 26.2%, compared to the prior-year period. This decrease was driven by a decrease in net video gaming revenue of $110.1 million, or 26.8%, a decrease in ATM fees and other revenue of $1.7 million, or 20.8%, and a decrease in amusement revenue of $0.5 million, or 5.1%. The decrease in net gaming revenue is primarily attributable to the IGB mandated temporary shutdowns of Illinois gaming due to the COVID-19 outbreak which impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020, partially offset by the acquisition of Grand River Jackpot on September 16, 2019, which contributed an increase in net gaming revenue of $24.5 million during the first nine months of 2020. Excluding Grand River Jackpot, net gaming revenue decreased in 2020 by $134.6 million, or 32.8%, compared to the prior-year period, largely attributable to the previously mentioned IGB mandated temporary shutdowns, partially offset by an increase in the number of licensed establishments and gaming terminals.
Cost of revenue
Total cost of revenue for the year ended December 31, 2020 was $211.1 million, a decrease of $70.9 million, or 25.1%, compared to the prior-year period. The decrease of $70.9 million was the result of the previously mentioned IGB mandated temporary shutdowns of Illinois video gaming due to the COVID-19 outbreak. The components of cost of revenue as a percentage of total revenues of 66.7% for the year ended December 31, 2020 was higher than the 65.8% for the prior-year period primarily due to the increase in the gaming tax from 33% to 34% on July 1, 2020.

General and administrative
Total general and administrative expenses for the year ended December 31, 2020 were $77.4 million, an increase of $8.1 million, or 11.7%, compared to the prior-year period. We experienced higher costs related to professional fees and stock-based compensation, partially offset by a reduction in our monthly expenses during the IGB mandated temporary shutdowns which included furloughing some of our employees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2020 was $21.0 million, a decrease of $5.4 million, or 20.6%, compared to the prior-year period. The decrease in depreciation and amortization is the result of a change in estimate in which we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years. The impact of this change in estimate for the year ended December 31, 2020 was a net decrease in depreciation expense of $7.7 million. Partially offsetting this decrease was an increased number of licensed establishments and gaming terminals. Depreciation and amortization as a percentage of revenue was 6.6% for the year ended December 31, 2020 compared to 6.2% for the prior year period.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the year ended December 31, 2020 was $22.6 million, an increase of $4.6 million, or 25.8%, compared to the prior-year period. The increase is primarily attributable to our business and asset acquisitions and their related performance. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue increased to 7.1% for the year ended December 31, 2020 from 4.2% in the prior-year period.
Other expenses, net
Other expenses, net for the year ended December 31, 2020 were $8.9 million, a decrease of $10.7 million, or 54.5%, compared to the prior-year period. The decrease was largely attributed to one-time expenses in the prior year period for the reverse recapitalization and lower fair value adjustments associated with the revaluation of contingent consideration liabilities related to acquisitions, partially offset by non-recurring, one-time expenses of $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for costs to provide benefits (e.g. health insurance) for furloughed employees during the COVID-19 shutdown as well as additional non-recurring costs related to public company registration statements.
Interest expense, net
Interest expense, net for the year ended December 31, 2020 was $13.7 million, an increase of $0.8 million, or 6.6%, compared to the prior-year period primarily due to an increase in borrowings, partially offset by lower rates and interest income on the convertible notes. For the year ended December 31, 2020, the weighted-average interest rate was approximately 3.3% compared to the weighted-average interest rate of approximately 4.5% for the prior year.
(Gain) loss on change in fair value of contingent earnout shares
Gain on change in fair value of contingent earnout shares for the year ended December 31, 2020 was $8.5 million, an increase of $18.3 million, or 186.2%, compared to the prior-year which had a loss of $9.8 million. The increase was primarily due to the change in the market value of our A-1 common stock which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
Loss on debt extinguishment of $1.1 million for the year ended December 31, 2019 was recorded in connection with the extinguishment of our Prior Credit Facility in November 2019. For more information on the extinguishment of our Prior Credit Facility see Liquidity and Capital Resources later in this section.

Income tax (benefit) expense
Income tax benefit for the year ended December 31, 2020 was $16.9 million, a decrease of $22.1 million, or 425.4%, compared to income tax expense of $5.2 million in the prior-year period. In addition to our net loss, the income tax benefit for the year ended December 31, 2020 was impacted by a benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments during the preparation of our 2019 federal and state income tax returns. Income tax expense for the prior year was impacted by permanent differences attributable to non-deductible transaction costs associated with the reverse recapitalization and executive compensation.
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2019 and 2018:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	Change %
Revenues:	(As Restated)
Net gaming	$410,636	$321,711	$88,925	27.6%
Amusement	9,749	7,001	2,748	39.3%
ATM fees and other revenue	8,311	6,369	1,942	30.5%
Total net revenues	428,696	335,081	93,615	27.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	282,008	217,457	64,551	29.7%
General and administrative	69,330	54,295	15,035	27.7%
Depreciation and amortization of property and equipment	26,398	20,782	5,616	27.0%
Amortization of route and customer acquisition costs and location contracts acquired	17,975	14,681	3,294	22.4%
Other expenses, net	19,649	2,997	16,652	555.6%
Total operating expenses	415,360	310,212	105,148	33.9%
Operating income	13,336	24,869	(11,533)	(46.4)%
Interest expense	12,860	9,644	3,216	33.3%
Loss on change in fair value of contingent earnout shares	9,837	—	9,837	—
Loss on debt extinguishment	1,141	—	1,141	—
(Loss) income before income tax expense	(10,502)	15,225	(25,727)	(169.0)%
Income tax expense	5,199	4,422	777	17.6%
Net (loss) income	$(15,701)	$10,803	$(26,504)	(245.3)%
Revenues
Total net revenues for the year ended December 31, 2019 were $428.7 million, an increase of $93.6 million, or 27.9%, compared to the prior year. This growth was driven by an increase in net gaming revenue of $88.9 million, or 27.6%, an increase in amusement revenue of $2.7 million, or 39.3% and an increase in ATM fees and other revenue of $1.9 million, or 30.5%. The increase in net gaming revenue is partially attributable to the acquisitions of Skyhigh Gaming on August 1, 2018, G3 Gaming on October 16, 2018, (collectively, the “2018 Acquisitions”) and Grand River Jackpot on September 16, 2019, which collectively contributed $39.6 million in net gaming revenue to the above comparative increase. Excluding all acquisitions, net gaming revenue increased in 2020 by $49.5 million, or 14.8%, compared to the prior year, largely due to an increase in the number of licensed establishments and VGTs.
Cost of revenue
Cost of revenue for the year ended December 31, 2019 was $282.0 million, an increase of $64.6 million, or 29.7%, compared to the prior year. The components of cost of revenue as a percentage of revenue of 65.8% for the year ended December 31, 2019 was slightly higher than the 64.9% for the prior year due to the increase in the gaming tax from 30% to 33%

on July 1, 2019. The increase of $64.6 million was the result of an increase in net gaming revenue and corollary increase in gaming tax at a higher tax rate, as well as, establishment revenue share costs and required payments to the IGB’s third-party system administrator.
General and administrative
Total general and administrative expenses for the year ended December 31, 2019 were $69.3 million, an increase of $15.0 million, or 27.7%, compared to the prior year. The increase was primarily attributable to a $8.0 million increase in operating costs that increase variably based on the number of licensed establishments and VGTs, which includes increases in payroll and employee related expenses and marketing expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2019 was $26.4 million, an increase of $5.6 million, or 27.0%, compared to the prior year. The increase in depreciation and amortization is the result of increased number of licensed establishments and VGTs. Depreciation and amortization as a percentage of revenue was 6.2% for the year ended December 31, 2019 compared to 6.2% for the prior year.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the year ended December 31, 2019 was $18.0 million, an increase of $3.3 million, or 22.4%, compared to the prior year. The increase is primarily attributable to our business and asset acquisitions and their related performance, partially offset by the favorable impact from the adoption of Topic 606 of $1.0 million which increased the period over which route and customer acquisition costs are amortized to include expected renewals. Amortization of route and customer acquisition costs and location contracts acquired as a percentage of revenue was 4.2% for the year ended December 31, 2019 compared to 4.4% for the prior year .
Other expenses, net
Other expenses, net for the year ended December 31, 2019 were $19.6 million, an increase of $16.7 million, or 555.6%, compared to the prior year. The increase was largely attributed to one-time expenses for the Business Combination and larger fair value adjustments associated with the revaluation of contingent consideration liabilities related to acquisitions.
Interest expense
Interest expense for the year ended December 31, 2019 was $12.9 million, an increase of $3.2 million, or33.3%, compared to the prior year primarily due to an increase in borrowings related to our business and asset acquisitions. For the year ended December 31, 2019, the weighted average interest rate was approximately 4.5% compared to the weighted average interest rate of approximately 4.6% for the prior year.
(Gain) loss on change in fair value of contingent earnout shares
Loss on change in fair value of contingent earnout shares for the year ended December 31, 2019 was $9.8 million. The loss was due to the change in the market value of our A-1 common stock which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
Loss on debt extinguishment of $1.1 million for the year ended December 31, 2019 was recorded in connection with the extinguishment of our Prior Credit Facility in November 2019. For more information on the extinguishment of our Prior Credit Facility see Liquidity and Capital Resources later in this section.

Income tax expense
Income tax expense for the year ended December 31, 2019 was $5.2 million, an increase of $0.8 million, or 17.6%, compared to the prior year. Income tax expense increased due to permanent differences attributable to transaction costs associated with the Business Combination and executive compensation.
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
Average remaining contract term
Average remaining contract term is calculated by determining the average expiration date of all outstanding contracts with Accel’s current licensed establishment partners, and then subtracting the applicable measurement date. The IGB limited the length of contracts entered into after February 2, 2018 to a maximum of eight years and prohibits automatic renewals.
Location hold-per-day
Location hold-per-day is calculated by dividing the difference between cash deposited in all VGTs at each licensed establishment and tickets issued to players at each licensed establishment by the number of locations in operation each day during the period being measured. Then divide the calculated amount by the number of operating days in such period.
The following tables set forth information with respect to Accel’s licensed establishments, number of VGTs, average remaining contract term and location hold-per-day as of and for the years ended December 31.

	As of and for the year ended December 31,		Increase / Decrease
	2020	2019	Change	Change %
Licensed establishments	2,435	2,312	123	5.3%
Video gaming terminals	12,247	10,499	1,748	16.6%
Average remaining contract term (years) (1)	6.8	6.9	(0.1)	(1.4)%
Location hold-per-day (2)	$585	$590	$(5)	(0.8)%

	As of and for the year ended December 31,		Increase / Decrease
	2019	2018	Change	Change %
Licensed establishments	2,312	1,686	626	37.1%
Video gaming terminals	10,499	7,649	2,850	37.3%
Average remaining contract term (years) (1)	6.9	7.6	(0.7)	(9.2)%
Location hold-per-day (2)	$590	$575	$15	2.6%
(1) Excluding the Grand River Jackpot acquisition, the average remaining contract life was 7.2 years as of December 31, 2019.
(2) Excluding the Grand River Jackpot acquisition, location hold-per-day was $635 and $609 for the years ended December 31, 2020 and 2019, respectively. Location hold-per day for the year ended December 31, 2020 is computed based on 217 eligible gaming days (excludes 148 non-gaming days due to the IGB mandated COVID-19 shutdown).
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Year Ended December 31,
	2020	2019	2018
		(As Restated)
Net (loss) income	$(12,984)	$(15,701)	$10,803
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	22,608	17,975	14,681
Stock-based compensation(2)	5,538	2,236	453
(Gain) loss on change in fair value of contingent earnout shares(3)	(8,484)	9,837	—
Other expenses, net(4)	8,948	19,649	3,030
Tax effect of adjustments(5)	(9,850)	(11,301)	(5,831)
Adjusted net income	$5,776	$22,695	$23,136
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Interest expense, net	13,707	12,860	9,644
Emerging markets(6)	517	—	—
Income tax (benefit) expense	(7,068)	16,500	10,253
Loss on debt extinguishment	—	1,141	—
Adjusted EBITDA	$33,901	$79,594	$63,815
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
(3)    (Gain) loss on change in fair value of contingent earnout shares represents an unrealized fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, A-2 shares convert to A-1 common stock resulting in a non-cash settlement of the obligation.
(4)    Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring expenses relating to lobbying efforts and legal expenses in Pennsylvania and lobbying efforts in Missouri, (iii) non-recurring costs associated with COVID-19 and (iv) other non-recurring expenses.
(5)    Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.
(6)    Emerging markets consist of the results, on an adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when Accel has installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date Accel first installs or acquires gaming terminals in the jurisdiction, whichever occurs first.
Adjusted EBITDA for the year ended December 31, 2020 was $33.9 million, a decrease of $45.7 million, or 57.4%, compared to the prior year. The decrease was primarily due to the impact of the previously mentioned temporary shutdowns of gaming in the state of Illinois due to the COVID-19 outbreak that impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020.
Adjusted EBITDA for the year ended December 31, 2019 was $79.6 million, an increase of $15.8 million, or 24.7%, compared to the prior year. The increase was primarily attributable to an increase in licensed establishments and gaming terminals.
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
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of December 31, 2020, Accel had $134.5 million in cash and cash equivalents.
In response to the decision by the IGB to temporarily suspend all video gaming across the State of Illinois due to the COVID-19 outbreak, we took action to reduce our projected monthly cash expenses during the shutdowns to help position us to mitigate the effects of the temporary cessation of operations. The actions taken include furloughing our employees and deferring certain payments to major vendors. Additionally, members of our management team decided to voluntarily forgo their salaries during the first shutdown. We also borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
2019 Senior Secured Credit Facility
On November 13, 2019, in order to refinance our prior credit facility, for working capital and other general purposes, we entered into a credit agreement (the “Credit Agreement”) as borrower, Accel and our wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
As of December 31, 2020, there remained approximately $100.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2020, the weighted-average interest rate was approximately 3.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. Accel is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.

The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of Accel and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest, at either (a) ABR (150bps floor) plus a margin of 1.75% or (b) LIBOR (50bps floor) plus a margin of 2.75% at our option.
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans mature on November 13, 2024.
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
The Credit Agreement contains certain customary affirmative and negative covenants and events of default and requires Accel and certain of its affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.
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
We were in compliance with all debt covenants as of December 31, 2020. Given our assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to remain in compliance with all debt covenants for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. We incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million was capitalized and will be amortized over the remaining life of the Facility.
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
The prior credit facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility. In connection with the extinguishment of the prior credit facility, the Company recorded a loss from debt extinguishment of $1.1 million for the year ended December 31, 2019.

Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(3,705)	$45,565	$44,343
Net cash used in investing activities	(61,435)	(151,532)	(73,547)
Net cash provided by financing activities	74,188	139,141	46,122
Net cash provided by operating activities
For the year ended December 31, 2020, net cash used in operating activities was $3.7 million, a decrease of $49.3 million over the prior year. In addition to our decrease in net income, we had a $16.8 million decrease attributable to the impact of deferred income taxes and $1.8 million in payments on contingent consideration.
For the year ended December 31, 2019, net cash provided by operating activities was $45.6 million, an increase of $1.2 million over the prior year. The increase was primarily attributable to an increase in gaming revenue from licensed establishments acquired from the 2018 Acquisitions and the 2019 acquisition of Grand River Jackpot.
Net cash used in investing activities
For the year ended December 31, 2020, net cash used in investing activities was $61.4 million, a decrease of $90.1 million over the prior year and was primarily attributable to less cash used for business and asset acquisitions, partially offset by higher purchases of property and equipment. We also invested $30.0 million in convertible notes in 2019. We anticipate our capital expenditures will be approximately $20-25 million in 2021.
For the year ended December 31, 2019, net cash used in investing activities was $151.5 million, an increase of $78.0 million over the prior year and was primarily attributable to more cash used to fund business and asset acquisitions and our investment in convertible notes of $30 million.
Net cash provided by financing activities
For the year ended December 31, 2020, net cash provided by financing activities was $74.2 million, a decrease of $65.0 million over the prior year. The decrease was primarily due to a decrease in net borrowings on Accel’s credit facility, lower proceeds from the exercise of stock options and warrants, and higher payments on consideration payable, partially offset by proceeds received from issuing common stock and lower debt issuance costs.
For the year ended December 31, 2019, net cash provided by financing activities was $139.1 million, an increase of $93.0 million over the prior year. The increase was due to increased borrowings on Accel’s credit facility to fund our business and asset acquisitions and the proceeds from the capital infusion in the reverse recapitalization.

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
Revenue recognition
Accel generates revenues in the State of Illinois from the following types of services: Video gaming terminals, Amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive (loss) income. Net gaming revenue is the win from gaming activities, which is the difference between gaming wins and losses. Amusement revenue represents amounts collected from machines operated at various licensed establishments. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs.
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
Route and customer acquisition costs
Accel’s route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payments over the life of the contract, entered into with third parties and licensed establishments throughout the State of Illinois. These contracts are non-cancelable and allow Accel to install and operate VGTs in various establishments throughout the State of Illinois. The upfront payment and future installment payments are recorded at the net present value using a discount rate equal to Accel’s incremental borrowing costs. Route acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the life of the contract, which upon adoption of Topic 606, includes expected renewals. Accel records the accretion of interest on the route installment payments in the consolidated statements of operations and comprehensive (loss) income as a component of interest expense, net. For locations that close prior to the end of the contractual term, Accel writes-off the net book value of the route and the related installment payables not yet paid and records a gain or loss in the consolidated statements of operations and comprehensive (loss) income as a component of general and administrative expense. Additionally, most of the route acquisition contracts allow Accel to clawback some upfront and installment payments over the first few years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the case of instances where a claw-back is triggered and Accel assesses it as recoverable, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective licensed establishment commences operations.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s consolidated statements of operations and comprehensive (loss) income as other expenses, net.
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which Accel obtains operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets acquired by Accel and the liabilities assumed by Accel, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations and comprehensive (loss) income as other expenses, net. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed.
Goodwill is reviewed for impairment annually, as of October 1st, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. When performing the annual goodwill impairment test, we conduct a qualitative assessment to determine whether it is more likely than not that the goodwill is impaired. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance, and we make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the goodwill is impaired, we then perform a quantitative test. When performing the quantitative test, we compare the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. To determine the fair value of the reporting units, we would engage a third-party valuation specialist. If a valuation by a third-party valuation specialist was performed, it would have been required for us to make significant estimates and assumptions such as company forecasts, discount rates and growth rates, among others. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the goodwill, the amount of the goodwill impairment charge, or both.
Convertible notes
At acquisition, an entity shall classify debt securities as trading, available-for-sale, or held-to-maturity. While the Company has no intention of selling the convertible notes it holds, it cannot classify them as held-to-maturity due to the conversion feature. Therefore, the Company has classified its investment in convertible notes as available for sale and they are recorded at their fair market value. To compute the fair value of the convertible notes, a binomial lattice model is utilized in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
The discount rate is the risk-adjusted discount rate that is implied by the rate that allows the discounted cash flows with all terms and conditions modeled to equal the total cash consideration. As such, after modeling the features of convertible promissory notes as of the issuance date using the lattice model framework outlined above, the Company solved for the discount rate that resulted in a value for the note equal to the total cash consideration. The significant inputs used in determining the fair value are unobservable and require significant judgment or estimation. Changes in in these inputs or other underlying assumptions could have a significant impact on the fair value of the convertible notes.
Contingent earnout shares liability
Our A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in our consolidated statements of operations and comprehensive (loss) income. We determine the fair value of the contingent earnout shares based on the market price of our A-1 common stock. The liability, by tranche, is then stated at present value based on i.) an interest rate derived from our borrowing rate and the applicable risk-free rate and ii.) an estimate on when we expect the contingent earnout shares to convert to A-1 common stock. Changes in in these inputs or other underlying assumptions could have a significant impact on the fair value of the contingent earnout shares liability.
Change in estimate
During the first quarter of 2020, we conducted a review of our estimate of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. We have many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the year ended December 31, 2020, was a net decrease to depreciation expense of $7.7 million and $3.3 million net of tax.
Quarterly Results of Operations
The following table presents unaudited consolidated statements of operations and comprehensive (loss) income data for each of the four quarters ended December 31, 2020 and 2019. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2020(1):
Total revenues	$106,463	$379	$135,096	$74,414
Operating income (loss)	2,143	(23,840)	8,984	(11,966)
Income (loss) before income taxes	15,301	(33,503)	1,951	(13,651)
Net income (loss)	15,440	(28,448)	8,544	(8,520)
Earnings (loss) per common share:
Basic	0.20	(0.36)	0.10	(0.09)
Diluted	0.20	(0.36)	0.10	(0.09)

2019(2):
Total revenues	$98,444	$105,263	$102,177	$122,812
Operating income (loss)	8,719	9,256	1,018	(5,657)
Income (loss) before income taxes	5,673	6,099	(2,297)	(19,976)
Net income (loss)	3,995	4,328	(1,598)	(22,425)
Earnings (loss) per common share (3) :
Basic	0.07	0.07	(0.03)	(0.36)
Diluted	0.06	0.07	(0.03)	(0.36)
(1) Quarterly results for 2020 and for the last quarter of 2019 have been restated for the items that are discussed in Note 2 to the consolidated financial statements.
(2) Quarterly results for the first three quarters of 2019 have been adjusted for an immaterial correction discussed in Note 2 to the consolidated financial statements.
(3) Per share amounts have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 3 to the consolidated financial statements.

Our 2020 quarterly results were adversely impacted by the previously mentioned temporary shutdowns of Illinois video gaming due to the COVID-19 outbreak. These temporary shutdowns impacted 15 out of 91gaming days in the first quarter, all of the 91 gaming days in the second quarter and 42 out of 92 gaming days in the fourth quarter. In 2020, we also incurred non-recurring, one-time expenses, net of recoveries under the CARES Act, for costs to provide benefits (e.g., health insurance) for furloughed employees during COVID-19 operational disruptions. We also incurred capital costs related to the purchase of IGB-mandated spacers for our gaming terminals to promote social distancing requirements within the gaming area and incurred operating expenses related to cleaning, disinfecting and sanitizing supplies.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $347.6 million as of December 31, 2020. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.5 million annually, assuming the balance outstanding under Accel’s credit facility remained at $347.6 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the Business Combination, we began to evaluate, develop and implement “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) , serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 pursuant to Rule 13a-15 of the Exchange Act. Based on the Evaluation, and considering the review of controls and procedures that is being conducted by our CEO and CFO, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting, as discussed further below.
Accel has identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Accel’s annual or interim financial statements will not be prevented or detected on a timely basis. Accel management is actively addressing the material weaknesses that have been identified and has developed a comprehensive plan for effective remediation. While these material weaknesses remain unremediated, an increased risk of material misstatement of the consolidated financial statements exists, and if remediation of these material weaknesses is not effective, or if Accel fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Management's Report on Internal Control Over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
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
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team, as of December 31, 2020, Accel has three material weaknesses in its internal control over financial reporting. Based on the existence of three material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. These material weaknesses are previously identified and are summarized below.

Previously Identified Material Weaknesses in our Internal Control over Financial Reporting
Presented below is a summary of the material weaknesses and the related remediation plans that have been developed to address our material weaknesses. These material weaknesses were previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2019.

Description of Material Weakness	Description of Planned Remediation
There is a material weakness in the design and implementation of the Company’s internal controls relating to review of the consolidated financial statements and certain of the associated accounting analysis, journal entries, non-recurring transactions and accounting reconciliations due, in part, to the lack of formally documented accounting policies and procedures, ineffective risk assessment, as well as headcount necessary to support consistent, timely and accurate financial reporting in accordance with U.S. GAAP.	Remediation plan includes enhanced management review controls on consolidated financial statements, the documentation of policies and procedures related to accounting in the consolidated financial statements including, but not limited to, Journal Entry Process, Finance Close, Account Reconciliations, Cash, Fixed Assets, etc., and hiring accounting and finance personnel to support timely and accurate financial reporting. This remediation plan is in-process and not yet complete.
There is a material weakness in the design and implementation of the Company’s internal controls relating to business combination accounting and route and customer acquisition cost accounting due to the absence of formalized internal controls surrounding the determination of the fair value and the accounting for assets acquired and liabilities assumed in business combinations and the accounting for the initial route and customer acquisition costs.	Remediation plan includes engaging third-party business combination valuation specialist to perform acquisition purchase price allocations, and enhanced management review controls on key methodologies, assumptions and inputs used in the valuations performed by the third-party specialist. and implementing internal controls relating to route acquisition cost accounting. This remediation plan is in-process and not yet complete.
There is a material weakness in the Company’s general information technology controls including the design and implementation of access and change management internal controls.	Remediation plan includes implementing COSO 2013 framework to evaluate IT environment, design general information technology controls, and implement those controls. This remediation plan is in-process and not yet complete.

As discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the Business Combination was completed on November 20, 2019. Prior to the Business Combination, Accel was a private company that did not maintain internal controls that were comprehensive enough for a public company. Since the Business Combination, Accel has invested considerable time and resources towards improving the design and implementation of internal controls over financial reporting. The progress we have made can be summarized as follows:
•We established an Internal Audit department to act as a monitoring portion of our system of quality controls and to review and make recommendations on designing the internal controls over financial reporting.
•We added additional accounting and finance personnel to support timely and accurate financial reporting and execution of a control framework.
•We are developing policies and procedures to assist our finance organization in recording transactions appropriately.
•We developed a framework to identify risks of material misstatement to our consolidated financial statements and made progress towards reviewing existing controls and designing appropriate controls to mitigate those risks.
•We hired a third-party valuation specialist to perform acquisition purchase price allocations for our material business combinations and have reviewed the assumptions and inputs used to complete these third-party valuations.
•We developed IT policies and are in the process of implementing those policies.

Changes in Internal Control Over Financial Reporting
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not remediated the material weaknesses as of December 31, 2020, Accel management is actively addressing the material weaknesses that have been identified and developed a comprehensive plan of remediation.
Other than the material weaknesses and remediation efforts mentioned above, there were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1)    Financial Statements are listed in the Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2)    Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
(b) Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

3.2	Amended and Restated Bylaws of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 20, 2019).

3.3	Amendment No. 1 to the Bylaws of Accel Entertainment, Inc (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated May 6, 2020).

4.1	Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

4.2	Nominating and Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019.

4.3	Mutual Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

10.1**	Accel Entertainment, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.2**	Accel Entertainment, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.3**	Accel Entertainment, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.4	Restricted Stock Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.5	Warrant Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.6	Registration Rights Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2019).

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

10.17**
Executive Employment Agreement by and between Accel Entertainment, Inc. and Michael Marino, dated as of March 8, 2020. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.18**
Executive Employment Agreement by and between Accel Entertainment, Inc. and Ryan Hammer, dated as of March 6, 2020.(incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.19
Tender and Exchange Agreement, dated June 18, 2020, by and among the Company and the holders of Private Placement Warrants party thereto (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020).

10.20
Securities Purchase Agreement, by and among Century Gaming Inc., the shareholders of Century, the Company, Accel Entertainment LLC, and Steve W. Arntzen as the Sellers representative, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 2, 2021).

21.1 *	List of Subsidiaries

23 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Inline XBRL File (included in Exhibit 101)
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

ACCEL ENTERTAINMENT, INC.

Date: March 16, 2021	By:	/s/ Brian Carroll
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

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	March 16, 2021
Andrew Rubenstein	(Principal Executive Officer)

/s/ Brian Carroll	Chief Financial Officer	March 16, 2021
Brian Carroll	(Principal Financial Officer and Principal Accounting Officer)

/s/ Derek Harmer	General Counsel, Chief Compliance Officer and Secretary	March 16, 2021
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	March 16, 2021
Karl Peterson

/s/ Gordon Rubenstein	Director	March 16, 2021
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 16, 2021
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 16, 2021
David W. Ruttenberg

/s/ Eden Godsoe	Director	March 16, 2021
Eden Godsoe

/s/ Kenneth B. Rotman	Director	March 16, 2021
Kenneth B. Rotman

/s/ Dee Robinson	Director	March 16, 2021
Dee Robinson

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Correction of Misstatements
As discussed in Note 2 to the consolidated financial statements, the 2019 financial statements have been restated to correct misstatements.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and related costs as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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
Chicago, Illinois
March 16, 2021

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)	Years ended December 31,
	2020	2019	2018
Revenues:		(As Restated)
Net gaming	$300,520	$410,636	$321,711
Amusement	9,247	9,749	7,001
ATM fees and other revenue	6,585	8,311	6,369
Total net revenues	316,352	428,696	335,081
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	211,086	282,008	217,457
General and administrative	77,420	69,330	54,295
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	14,681
Other expenses, net	8,948	19,649	2,997
Total operating expenses	341,031	415,360	310,212
Operating (loss) income	(24,679)	13,336	24,869
Interest expense, net	13,707	12,860	9,644
(Gain)/loss on change in fair value of contingent earnout shares	(8,484)	9,837	—
Loss on debt extinguishment	—	1,141	—
(Loss) income before income tax (benefit) expense	(29,902)	(10,502)	15,225
Income tax (benefit) expense	(16,918)	5,199	4,422
Net (loss) income	$(12,984)	$(15,701)	$10,803
Earnings (loss) per share:
Basic (1)	$(0.16)	$(0.25)	$0.19
Diluted (1)	(0.16)	(0.25)	0.17
Weighted average number of shares outstanding:
Basic (1)	83,045	61,850	57,621
Diluted (1)	83,045	61,850	62,182

Comprehensive (loss) income
Net (loss) income	$(12,984)	$(15,701)	$10,803
Unrealized gain on investment in convertible notes (net of income taxes of $36)	93	—	—
Comprehensive (loss) income	$(12,891)	$(15,701)	$10,803
(1) Per share and share amounts for 2018 have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 3.
See Note 2 for impact of restatement
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2020	2019
Assets		(As Restated)
Current assets:
Cash and cash equivalents	$134,451	$125,403
Prepaid expenses	5,549	4,151
Income taxes receivable	3,341	3,907
Investment in convertible notes (current)	—	11,000
Other current assets	8,643	7,034
Total current assets	151,984	151,495
Property and equipment, net	143,565	119,201
Other assets:
Route and customer acquisition costs, net	15,251	17,399
Location contracts acquired, net	167,734	166,783
Goodwill	45,754	34,511
Investment in convertible notes, less current portion	30,129	19,000
Deferred income tax asset	3,824	—
Other assets	2,000	928
Total noncurrent assets	264,692	238,621
Total assets	$560,241	$509,317
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$15,000
Current portion of route and customer acquisition costs payable	1,608	1,700
Accrued location gaming expense	—	1,323
Accrued state gaming expense	—	7,119
Accounts payable and other accrued expenses	23,666	17,110
Accrued compensation and related expenses	5,853	2,401
Current portion of consideration payable	3,013	10,293
Total current liabilities	52,390	54,946
Long-term liabilities:
Debt, net of current maturities	321,891	334,692
Route and customer acquisition costs payable, less current portion	4,064	4,752
Consideration payable, less current portion	20,943	16,426
Contingent earnout share liability	33,069	61,478
Deferred income tax liability	—	12,976
Total long-term liabilities	379,967	430,324
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 93,379,508 shares issued and outstanding at December 31, 2020; 76,637,470 shares issued and outstanding at December 31, 2019	9	8
Additional paid-in capital	171,073	54,346
Accumulated other comprehensive income	93	—
Accumulated deficit	(43,291)	(30,307)
Total stockholders' equity	127,884	24,047
Total liabilities and stockholders' equity	$560,241	$509,317
See Note 2 for impact of restatement
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Note Receivable, Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance, January 1, 2018	58,459,396	$6	$75,801	—	$—	$(3,268)	$—	$(28,005)	$44,534
Repurchase of common and preferred stock	—	—	—	(694,726)	(3,343)	—	—	—	(3,343)
Exercise of common stock options	31,885	—	(782)	252,981	1,178	—	—	—	396
Receipt of stock previously issued pursuant to acquisition into treasury	—	—	—	(67,998)	(399)	—	—	—	(399)
Reclassification of contingent stock consideration	—	—	4,674	—	—	—	—	—	4,674
Settlement of note receivable issued	—	—	—	(802,137)	(3,268)	3,268	—	—	—
Stock-based compensation	—	—	453	—	—	—	—	—	453
Net income	—	—	—	—	—	—	—	10,803	10,803
Balance, December 31, 2018	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$—	$—	$(17,202)	$57,118
Exercise of common stock options	342,139	—	(4,299)	1,244,725	7,524	—	—	—	3,225
Exercise of warrants	3,229,295	—	3,165	46,409	227	—	—	—	3,392
Stock-based compensation	—	—	2,236	—	—	—	—	—	2,236
Contributed capital, professional service fees paid by shareholder	—	—	2,891	—	—	—	—	—	2,891
Effect of reverse recapitalization:
Shares exchanged for withholding on stock options and shares repurchased	—	—	—	(906,128)	(9,331)	—	—	—	(9,331)
Net equity deficit from reverse recapitalization [as restated]	14,574,755	2	(29,793)	926,874	7,412	—	—	—	(22,379)
Cumulative transition adjustment for adoption of Topic 606, net of taxes	—	—	—	—	—	—	—	2,596	2,596
Net loss [as restated]	—	—	—	—	—	—	—	(15,701)	(15,701)
Balance, December 31, 2019[as restated]	76,637,470	$8	$54,346	—	$—	$—	$—	$(30,307)	$24,047
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,666,636	—	19,924	—	—	—	—	—	19,924
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Exercise of common stock options	359,987	—	839	—	—	—	—	—	839
Exercise of warrants	510	—	4	—	—	—	—	—	4
Exchange of warrants for common stock	5,581,890	—	1	—	—	—	—	—	1
Issuance of common stock, net	9,133,015	1	90,421	—	—	—	—	—	90,422
Unrealized gain on investment in convertible notes	—	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	—	(12,984)	(12,984)
Balance, December 31, 2020	93,379,508	$9	$171,073	—	$—	$—	$93	$(43,291)	$127,884

See Note 2 for impact of restatement and see Note 4 for reverse recapitalization effects herein.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended 31,
	2020	2019	2018
Cash flows from operating activities:		(As Restated)
Net (loss) income	$(12,984)	$(15,701)	$10,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	14,681
Amortization of debt issuance costs	2,064	655	394
Contributed capital, professional service fees paid by shareholder	—	2,891	—
Stock-based compensation	5,538	2,236	453
(Gain) loss on change in fair value of contingent earnout shares	(8,484)	9,837	—
Loss on disposal of property and equipment	47	100	61
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	910	342	516
Loss on debt extinguishment	—	1,141	—
Remeasurement of contingent consideration	(584)	6,723	852
Payments on consideration payable	(1,766)	—	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	2,030	1,623	912
Deferred income taxes	(16,836)	4,081	4,300
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(2,904)	(3,507)	(491)
Income taxes receivable	566	(1,804)	(1,436)
Route and customer acquisition costs	(603)	(5,438)	(3,719)
Route and customer acquisition costs payable	(780)	(1,342)	(956)
Accounts payable and accrued expenses	(16,876)	(899)	(1,749)
Accrued compensation and related expenses	3,452	494	(900)
Consideration payable	—	—	(196)
Other assets	(72)	(240)	36
Net cash (used in) provided by operating activities	$(3,705)	$45,565	$44,343
Cash flows from investing activities:
Purchases of property and equipment	(25,761)	(20,796)	(23,246)
Proceeds from the sale of property and equipment	394	121	1,173
Payments for location contracts acquired	—	—	(80)
Purchase of investment in convertible notes	—	(30,000)	—
Payments on consideration payable	(299)	—	—
Business and asset acquisitions, net of cash acquired	(35,769)	(100,857)	(51,394)
Net cash used in investing activities	$(61,435)	$(151,532)	$(73,547)
Cash flows from financing activities:
Proceeds from term loan	—	240,000	46,250
Payments on term loan	(12,000)	(115,625)	(11,625)
Proceeds from delayed draw term loans	65,000	169,000	75,000
Payments on delayed draw term loans	(5,438)	(159,000)	(59,000)
Net (payments on) proceeds from line of credit	(58,500)	(8,500)	3,000
Payments for debt issuance costs	(677)	(9,374)	(533)
Payments for repurchase of common shares	—	—	(3,343)
Proceeds from issuance of common stock, net	90,422	—	—
Proceeds from exercise of stock options and warrants	847	3,583	396
Payments on consideration payable	(5,448)	(2,321)	(814)
Payments on capital lease obligation	—	(531)	(3,276)
Net increase in outstanding checks in excess of bank balance	—	—	67
Proceeds from capital infusion in reverse recapitalization	—	27,030	—
Tax withholding on share-based payments	(18)	(5,121)	—
Net cash provided by financing activities	$74,188	$139,141	$46,122
Net increase in cash and cash equivalents	9,048	33,174	16,918
Cash and cash equivalents:
Beginning of year	125,403	92,229	75,311
End of year	$134,451	$125,403	$92,229

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:		(As Restated)
Cash payments for:
Interest, net of amount of capitalized	$12,854	$12,024	$8,719
Income taxes paid	$—	$1,759	$1,594
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$14,992	$11,501	$2,243
Common stock offering costs in accounts payable and accrued liabilities	$364	$—	$—
Conversion of contingent earnout shares	$(19,924)	$—	$—
Reclassification of contingent stock consideration from liabilities to equity	$—	$—	$2,575
Acquisition of businesses and assets:
Total identifiable net assets acquired	$39,731	$119,178	$63,745
Less cash acquired	(716)	(8,861)	(3,633)
Less contingent consideration	(3,246)	(7,216)	(5,350)
Less promissory note	—	(2,244)	(3,368)
Cash purchase price	$35,769	$100,857	$51,394
See Note 2 for impact of restatement
The accompanying notes are an integral part of these consolidated financial statements

Note 1. Description of Business
Accel Entertainment, Inc. and its subsidiaries (“the Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012. Its Illinois terminal operator license allows the Company to install and operate video gaming terminals (“VGTs”) in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Company's terminal operator license in Illinois, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows the Company to begin the installation and operation of coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations.
The Company operates 12,247 and 10,499 VGTs across 2,435 and 2,312 locations in the State of Illinois as of December 31, 2020 and 2019, respectively.
On November 20, 2019, TPG Pace Holdings Corp., (“TPG Holdings”) entered into a Transaction Agreement with each of the stockholders of Accel Entertainment, Inc. (“Accel”). Pursuant to the Transaction Agreement and in connection therewith, TPG Holdings acquired, directly or indirectly, all of the issued and outstanding shares of common stock and preferred stock from the Accel stockholders. In connection with the closing of the transaction, TPG Holdings changed its name to Accel Entertainment, Inc. This transaction was accounted for as a reverse recapitalization. For more information on this transaction, see Note 4.
The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of Class A-1 common stock that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Impact of COVID-19 on the Consolidated Financial Statements
In its initial response to the COVID-19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As COVID-19 began a resurgence in the fall, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within in the licensed establishments. These temporary shutdowns of Illinois video gaming impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to position itself to help mitigate the effects of the temporary cessation of operations. During the initial shutdown, the Company furloughed a significant portion of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Beginning in early June, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows for the year ended December 31, 2020 have been materially affected, and the Company expects it could continue for at least as long as COVID-19 is a threat to the public health. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently.
The Company incurred non-recurring, one-time expenses of $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for the year ended December 31, 2020, for costs to provide benefits (e.g., health insurance) for furloughed employees during COVID-19 operational disruptions. These costs are included within other expenses, net. The Company also spent $2.0 million in capital costs for the year ended December 31, 2020 related to the purchase of IGB-mandated spacers for its VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.8 million for the year ended December 31, 2020 related to cleaning, disinfecting and sanitizing supplies.
As part of the Company's analysis of the financial reporting impacts of the COVID-19 outbreak, and corollary response in the State of Illinois, including the temporary shutdowns of its gaming operations, the Company evaluated its goodwill and long-lived assets for potential impairment triggers as of December 31, 2020. No impairment losses were recorded. The Company will continue to monitor its assets for potential impairment losses in future periods. While the IGB has announced the resumption of all video gaming activities, it is possible that it or the State of Illinois may order a shutdown by region, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. If this were to occur, the Company could recognize impairment losses which could be material.
Note 2. Restatement of Previously Issued Financial Statements
The Company has restated the accompanying consolidated financial statements for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements for the three months ended December 31, 2019 and the three months ended and year-to-date periods ended March 31, 2020, June 30, 2020 and September 30, 2020.
The restatement reflects adjustments to correct an error related to the accounting treatment of certain earn out arrangements issued in connection with the 2019 business combination with TPG Pace Holdings Corp., a special purpose acquisition company, that were previously presented as equity. Because the number of Class A-1 common stock (the “contingent earnout shares”) the holder is entitled to under the agreement are dependent, in part, upon the occurrence of a change of control, which is not an input to the fair value of a fixed for fixed contract on equity shares, the Company determined that the contingent earnout share obligation should be presented as a liability and marked to fair value each period, not equity-classified as previously presented. The Company also concluded that Class A-2 common stock issued in the transaction does not represent an increase in equity due to the fact that such shares are not entitled to dividends, voting rights, or a stake in the Company in the case of liquidation.
Accordingly, the contingent earnout is now reflected as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2020 and 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income. The contingent earnout liability does not constitute indebtedness of the Company and will only be satisfied, if earned, by settlement in the Company’s Class A-1 common stock in a non-cash transaction. The existence of contingent earnout shares occurred as a result of the Company’s merger and reverse recapitalization occurring on November 20, 2019 and did not impact any reporting periods prior to the merger and reverse recapitalization transaction.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

When presenting diluted earnings (loss) per share in the Company’s Form 10-K for the year ended December 31, 2019 and in the Company’s Form 10-Q filings for the 2020 quarterly periods, the shares issuable under the contingent earnout were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the contingent earnout are contingently issuable shares that depend on future earnings or future market prices of the common stock or a change in control, the shares are excluded when computing diluted earnings (loss) per share unless the shares would be issuable if the reporting date was the end of the contingency period. Upon settlement, these shares are included in Class A-1 common stock in the Company’s basic EPS share count. Also, upon settlement, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.
The impact of this correction to the applicable reporting periods for the financial statement line items impacted is as follows (in thousands, except per share data):
NC = No change to the "as reported" amounts

	December 31, 2019		March 31, 2020 (unaudited)		June 30, 2020 (unaudited)		September 30, 2020 (unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:
Contingent earnout share liability	$—	$61,478	$—	$24,912	$—	$32,086	$—	$35,684
Total long-term liabilities	$368,846	$430,324	$418,905	$443,817	$409,770	$441,856	$354,017	$389,701
A-2 Common Stock	$1	$—	$1	$—	$1	$—	$1	$—
Additional paid-in capital	$105,986	$54,346	$107,046	$74,565	$108,732	$76,251	$189,524	$157,045
Accumulated deficit	$(20,470)	$(30,307)	$(22,436)	$(14,866)	$(43,710)	$(43,314)	$(31,567)	$(34,771)
Total stockholders' equity	$85,525	$24,047	$84,619	$59,707	$65,031	$32,945	$157,967	$122,283

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year ended		Three Months Ended		Three Months Ended
	December 31, 2019		March 31, 2020		June 30, 2020
			(unaudited)		(unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Statement of Operations:
Amusement revenue	$5,912	$9,749	$1,692	$2,831	NC	NC
ATM fees and other revenue	$7,837	$8,311	$1,961	$2,057	NC	NC
Total net revenues	$424,385	$428,696	$105,228	$106,463	NC	NC
Cost of revenue (exclusive of depreciation and amortization expense shown below)	$271,999	$282,008	$67,980	$70,708	$—	$530
General and administrative	$75,028	$69,330	$23,468	$21,975	$10,451	$9,921
Total operating expenses	$411,049	$415,360	$103,084	$104,320	NC	NC
(Gain) loss on change in fair value of contingent earnout shares	$—	$9,837	$—	$(17,406)	$—	$7,174
(Loss) income before income tax (benefit) expense	$(665)	$(10,502)	$(2,105)	$15,301	$(26,329)	$(33,503)
Net (loss) income	$(5,864)	$(15,701)	$(1,966)	$15,440	$(21,274)	$(28,448)
(Loss) earnings per share:
Basic	$(0.09)	$(0.25)	$(0.03)	$0.20	$(0.27)	$(0.36)
Diluted	$(0.09)	$(0.25)	$(0.03)	$0.20	$(0.27)	$(0.36)

	Six Months Ended		Three Months Ended		Nine Months Ended
	June 30, 2020		September 30, 2020		September 30, 2020
	(unaudited)		(unaudited)		(unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Operations and Comprehensive (Loss) Income:
Amusement revenue	$1,952	$3,091	$4,171	$3,031	NC	NC
ATM fees and other revenue	$2,080	$2,177	$2,526	$2,431	NC	NC
Total net revenues	$105,607	$106,843	$136,332	$135,097	NC	NC
Cost of revenue (exclusive of depreciation and amortization expense shown below)	$67,980	$71,239	$91,792	$90,556	NC	NC
General and administrative	$33,919	$31,896	$23,164	$23,164	NC	NC
Total operating expenses	$127,303	$128,539	$127,348	$126,113	NC	NC
(Gain) loss on change in fair value of contingent earnout shares	$—	$(10,232)	$—	$3,599	$—	$(6,633)
(Loss) income before income tax (benefit) expense	$(28,434)	$(18,202)	$5,550	$1,951	$(22,885)	$(16,252)
Net (loss) income	$(23,240)	$(13,008)	$12,143	$8,544	$(11,097)	$(4,464)
Earnings (loss) per share:
Basic	$(0.30)	$(0.17)	$0.15	$0.10	$(0.14)	$(0.06)
Diluted	$(0.30)	$(0.17)	$0.14	$0.10	$(0.14)	$(0.06)
These errors had a non-cash impact, as such, the statement of cash flows for the year ended December 31, 2019 reflects an adjustment to net (loss) income and a corresponding adjustment for the (gain) loss on the change in fair value of the contingent earnout shares.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company also identified certain adjustments to properly classify amusement revenue, ATM fees and other revenue, cost of revenue, and general and administrative expense for the periods presented. This adjustment was identified in the third quarter of 2020 and an adjustment was recorded for the three months ended September 30, 2020 to properly state the year to date results. These amounts have been corrected in connection with this filing.
The impacts for the December 31, 2019 period are summarized in the restatement tables above. We have also corrected 2018 for these errors and concluded the impact was not material to the year ended December 31, 2018 financial statements. The result of these corrections was to increase amusement revenue by $2.8 million, increase ATM fees and other revenue by $0.3 million, increase cost of revenue by $7.0 million and decrease general and administrative by $3.9 million. The corrections did not impact total operating (loss) income or net (loss) income for the year ended December 31, 2018.
Note 3. Summary of Significant Accounting Policies
Basis of presentation and preparation: The consolidated financial statements and accompanying notes were prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been corrected to conform to the current period presentation.
Adopted accounting pronouncements: In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the new standard in Q2 2020 (effective January 1, 2020) on a prospective basis. The adoption of the new standard did not have a material impact on the Company's financial statements.
Previously adopted accounting pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an Emerging Growth Company ("EGC"), elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statement disclosure for the first nine months of 2019 reflect the previous accounting standard of FASB Accounting Standards Codification ("ASC") 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter and reflects the adjustment as if the Company adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. ASC 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments. When determining the appropriate amortization period under ASC 340-40, the Company evaluated the impact of any renewal clauses that are likely to be exercised. The Company focused on whether commissions paid for renewals were commensurate with commissions paid on the original contract. The Company determined the renewal commissions were not commensurate and the amortization period should include

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

expected renewals. As such, the period over which route and customer acquisition costs are amortized was extended to include expected renewals which resulted in an increase to the average life to 12.4 years. The Company recorded a cumulative effect adjustment, net of taxes, to accumulated deficit of $2.6 million relating to the decreased in accumulated amortization of route acquisition costs.
Use of estimates: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. The Company also estimated stock prices prior to the reverse recapitalization discussed in Note 3 when computing share-based compensation expense. Actual results may differ from those estimates.
Change in estimate: During the first quarter of 2020, the Company conducted a review of its estimate of depreciable lives for its video gaming terminals and equipment. As a result of this review, the Company extended the useful lives of its video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. The Company has many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the year ended December 31, 2020, was as follows (in thousands):

Year ended
December 31, 2020
Decrease to depreciation expense	$7,704
Decrease to net loss	$3,345
Decrease to net loss per share	$0.04
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Years
Video game terminals and equipment	10
Amusement and other equipment	7
Office equipment and furniture	7
Computer equipment and software	3-5
Leasehold improvements	5
Vehicles	5
Buildings and improvements	15-29
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
Fair value of financial instruments: The Company’s financial instruments consist principally of cash, convertibles notes, accounts payable, route and customer acquisition costs payable, contingent consideration, contingent earnout shares liability, and bank indebtedness.
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
Contingent consideration, which is recorded within consideration payable on the accompanying consolidated balance sheets, is measured at fair value on a recurring basis based on Level 3 inputs. The fair value recorded at December 31, 2020 and 2019 was determined using a discounted cash flow analysis. Refer to consideration payable below for disclosure of unobservable Level 3 inputs used.
Contingent earnout shares liability is measured at fair value on a recurring basis based on Level 2 inputs.
Revenue recognition: The Company generates revenues from the following types of services: Gaming, Amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive (loss) income.
Net gaming revenue is the net cash from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by the licensed gaming locations and is recognized at the time of gaming play. Additionally,

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

taxes and administrative expenses due to the states in which the Company operates are recorded as net gaming revenue and cost of revenue.
Amusement revenue represents amounts collected from machines (e.g. dart boards, digital jukeboxes, pool tables, etc.) operated at various locations and is recognized at the time the machine is used.
ATM fees and other revenue represents fees charged for the withdrawal of funds from the Company’s redemption terminals and stand-alone ATM machines and is recognized at the time of the transaction.
The Company determined that in a gaming environment, whenever a customer’s money has been accepted by a machine, the Company has an obligation (an implied contract) to provide the customer access to the game and honor the outcome of the game (in the case of video gaming terminals). The Company determined that the implied contract is entered into between the Company and customers satisfies the requirements of a contract under the new revenue standard, as (i) the contract is a legally enforceable contract with the customer, (ii) the arrangement identifies the rights of the parties, (iii) the contract has commercial substance, and (iv) the cash is received upfront from the customer, so its collectability is probable. The gaming service is a single performance obligation in each implied contract with the customer. The Company applies the portfolio approach of all wins and losses by gaming terminals daily to determine the total transaction price of the portfolio of implied contracts. The Company recognizes revenue when the single performance obligation is satisfied, which is at the completion of each game.
Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments throughout the State of Illinois which allow the Company to install and operate video gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the life of the contract, which upon adoption of Topic 606, includes expected renewals. The Company records the accretion of interest on route and customer acquisitions costs payable in the consolidated statements of operations and comprehensive (loss) income as a component of interest expense. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations and comprehensive (loss) income as a component of other expenses, net. The Company’s route and customer acquisition costs also consists of prepaid commission costs to the Company's internal sales force of employees. The commissions paid to internal sales employees are subsequently expensed once the respective licensed video gaming location goes live and the commission is earned by the employee.
Business acquisitions: The Company evaluates the inputs, processes and outputs of each business acquisition to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive (loss) income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. The Company accounts for acquisitions using the acquisition method and records the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of location contracts. The Company estimates the fair value of the business acquired using a combination of the cost and income approaches, depending on the specific assets or liabilities acquired. The Company estimates the value of property and equipment and other current assets and liabilities acquired based on their cost, which approximates fair value at acquisition.
Location contracts acquired: Location contracts acquired are accounted for as intangible assets and consist of expected cash flows to be generated from location contracts acquired through business and asset acquisitions. Location contracts acquired are amortized on a straight-line basis over the expected useful life of 10 years. Location contracts are tested for impairment when triggering events occur. If a triggering event were to occur, the Company compares the carrying amount of the location contracts

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

to future undiscounted cash flows. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, an impairment loss is recorded based on the excess of the carrying amount over the fair value of the asset group.
Goodwill: Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired when accounted for using the purchase method of accounting. Goodwill is reviewed for impairment annually, as of October 1st, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. When performing the annual goodwill impairment test, the Company conducts a qualitative assessment to determine whether it is more likely than not that the goodwill is impaired. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance, and makes a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the goodwill is impaired, it then performs a quantitative test. When performing the quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference.
Consideration payable: Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future location performance related to certain business acquisitions (see Note 10). Consideration payable, exclusive of contingent consideration, is discounted using the Company’s incremental borrowing rate associated with its long-term debt. The contingent consideration is measured at fair value on a recurring basis. The changes in the fair value of contingent consideration are recognized within the Company’s consolidated statements of operations and comprehensive (loss) income as other expenses, net.
Impairment of long-lived assets: Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment of the assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment of long-lived assets in 2020, 2019, or 2018.
Contingent stock consideration: Contingent stock, which is provided as consideration in business acquisitions, is valued based on the fair value of stock issued. The contingent stock consideration is discounted using the Company’s weighted average cost of capital and the accretion of interest is recorded in the consolidated statements of operations and comprehensive (loss) income as a component of interest expense.
Contingent earnout shares liability: The Company's A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the Company's A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income.
Stock-based compensation: The Company grants common stock options and/or restricted stock units to certain employees and officers. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period. All stock-based awards are classified as equity awards.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

asset, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates as of the date of enactment.
The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Company files tax returns in all appropriate jurisdictions, which includes a federal tax return and three state returns. Open tax years for the federal and state returns are 2017 to 2019, which statutes expire in 2021 to 2023, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
Earnings (loss) per share: The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share are computed in the same manner as basic earnings (loss) per share, except that the number of shares is increased to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.
Debt issuance costs: Debt issuance costs are capitalized and amortized over the contractual terms of the related loans. Debt issuance costs are presented as an offset to the related loans on the consolidated balance sheets.
Reverse recapitalization expenses. Legal fees and other costs that were determined to be direct and incremental to the reverse recapitalization were recorded to equity as additional paid-in capital. Other fees associated with the reverse recapitalization that were not direct and incremental were recorded to other expenses, net on the consolidated statements of operations and comprehensive (loss) income.
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive (loss) income. Advertising costs were $3.2 million, $4.7 million, and $3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company's fiscal year beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2020, unless the Company disqualifies as an emerging growth company, in which case earlier adoption may be required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its consolidated financial statements.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 4. Reverse Recapitalization
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
The consideration paid to holders of Accel stock in connection with the reverse recapitalization and subject to the terms and conditions of the Transaction Agreement, consisted of a mix of consideration comprised of cash consideration equal to the number of shares of Accel stock for which such holder of Accel stock made a cash election multiplied by $177 per share (the “Purchase Price”) and share consideration comprised of a number of Class A-1 common stock equal to the number of shares of Accel Stock for which such holder of Accel Stock did not make a cash election multiplied by an exchange ratio calculated by dividing the Purchase Price by $10.30, which was the closing price of the common stock of TPG Pace Holdings Corp. on November 20, 2019. In addition, each holder of Accel stock that made a cash election with respect to less than 70% of its shares of Accel stock received its pro rata share, with such pro rata share determined with reference to a number of shares equal to 70% of such holder’s shares of Accel Stock less the number of shares of Accel stock with respect to which such holder made a cash election, of 2,444,444 2019 Warrants, subject to the conditions set forth in a warrant agreement and 3,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
In connection with the reverse recapitalization, TPG Pace Holdings and its affiliates converted 7,500,000 of Class A-1 common stock, 4,888,889 2019 Warrants subject to the conditions set forth in the New Pace Warrant Agreement and 2,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
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
In accounting for the reverse recapitalization, the net equity deficit from the reverse recapitalization was $22.4 million as shown in the table below (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amount
TPG Holdings Corp cash balance, November 19, 2019	$429,952
Less redemption of Accel shares prior to reverse recapitalization	(413,733)
Cash balance prior to backstop equity financing	16,219
Plus funds from Investment Private Placement	48,038
Cash balance prior to consummation of the reverse recapitalization	64,257
Less adjustments to equity infusion:
Payment for sponsor loan	(4,000)
Less impact from issuance of contingent earnout shares	(51,641)
Transaction costs related to the reverse recapitalization, net of tax	(31,005)
Net equity deficit prior to stock issuance	(22,389)
Impact of stock issued in reverse recapitalization	10
Net equity deficit from reverse recapitalization	(22,379)
Less impact from conversion of treasury stock and issuance of warrants	(7,414)
Net impact to additional paid-in-capital from reverse recapitalization	$(29,793)
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
Immediately after the reverse recapitalization, there were 76,637,470 Class A-1 common stock, 4,999,999 Class A-2 common stock, and 22,333,308 warrants to purchase Class A-1 common stock issued and outstanding. Upon the closing, the Company's Class A-1 common stock and warrants began trading on the New York Stock Exchange.
Note 5. Investment in Convertible Notes
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On October 11, 2019, the Company purchased an additional $25.0 million note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, was payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
On July 30, 2020, the Company and the terminal operator entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible promissory notes from the terminal operator. The Amendment, among other things, extended the maturity date of the $5.0 million convertible note and the beginning of the payback period for the $25.0 million convertible note until December 31, 2020.
On March 9, 2021, the Company and the terminal operator entered into the Second Omnibus Amendment (the “Second Amendment”) to both of the convertible notes and the agreement to purchase the convertible notes. The Second Amendment, among other things, extends the December 31, 2020 maturity and conversion feature of the $5.0 million convertible note to December 31, 2021, the maturity and conversion feature of the $25.0 million convertible note to June 1, 2024 and the beginning of the payback period for the $25.0 million convertible note from December 31, 2020 to January 1, 2022.
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of December 31, 2020. The Company recognized an unrealized gain of $0.1 million, net of taxes, within comprehensive (loss) income for the year ended December 31, 2020. For more information on how the Company determined the fair value of the convertible note, see Note 13.
Note 6. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2020	2019
Video game terminals and equipment	$197,533	$166,850
Amusement and other equipment	23,049	16,417
Office equipment and furniture	1,526	1,540
Computer equipment and software	12,793	8,715
Leasehold improvements	1,707	44
Vehicles	9,430	9,304
Buildings and improvements	10,845	12,075
Land	911	911
Construction in progress	1,886	768
Total property and equipment	259,680	216,624
Less accumulated depreciation and amortization	(116,115)	(97,423)
Property and equipment, net	$143,565	$119,201
Depreciation and amortization of property and equipment amounted to $21.0 million, $26.4 million and $20.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Note 7. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are primarily due monthly. Gross payments due, based on the number of live locations, are approximately $6.4 million and $7.4 million as of December 31, 2020 and 2019, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $5.7 million and $6.5 million as of December 31, 2020 and 2019, respectively,

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of which approximately $1.6 million and $1.7 million is included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $17.7 million and $18.7 million as of December 31, 2020 and 2019, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.7 million and $2.2 million as of December 31, 2020 and 2019, respectively.
Route and customer acquisition costs consist of the following at December 31 (in thousands):

	2020	2019
Cost	$27,364	$28,501
Accumulated amortization	(12,113)	(11,102)
Route and customer acquisition costs, net	$15,251	$17,399
Amortization expense of route and customer acquisition costs was $1.8 million, $1.7 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's amortization expense is lower in 2019 and 2020 due to the adoption of ASC Topic 606 as the amortization period for route and customer acquisition costs was extended to include expected renewals.
Note 8. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at December 31 (in thousands):

	2020	2019
Cost	$226,012	$204,353
Accumulated amortization	(58,279)	(37,570)
Location contracts acquired, net	$167,734	$166,783
Each asset is amortized over the expected useful life of 10 years. Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows:

Year ending December 31:
2021	$22,620
2022	22,620
2023	22,620
2024	22,412
2025	21,486
Thereafter	55,976
Total	$167,734
Amortization expense of location contracts acquired was $20.8 million, $16.2 million and $10.8 million, during the years ended December 31, 2020, 2019 and 2018, respectively.
Note 9. Goodwill
On September 16, 2019, the Company acquired Grand River Jackpot, LLC and subsidiaries (“Grand River Jackpot”) which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("Topic 805") . The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $34.5 million as of December 31, 2020 and 2019, of which $27.4 million is deductible for tax purposes. See Note 10 for more information on how the amount of goodwill was calculated.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had no goodwill prior to the Grand River Jackpot acquisition.
The Company conducted its annual impairment test on October 1, 2020. The Company conducted a qualitative assessment to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded the carrying value of its goodwill was not impaired as of October 1, 2020.
On December 30, 2020, the Company acquired American Video Gaming, LLC, and Erickson Amusements, Inc. (collectively referred to as "AVG") which was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $11.2 million as of December 31, 2020, of which $9.8 million is deductible for tax purposes. See Note 11 for more information on how the amount of goodwill was calculated.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2019	$—
Addition to goodwill for acquisition of Grand River Jackpot	34,511
Goodwill balance as of December 31, 2019	34,511
Addition to goodwill for acquisition of AVG	11,243
Goodwill balance as of December 31, 2020	$45,754
Note 10. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2020	2019
2019 Senior Secured Credit Facility:
Revolving credit facility	$—	$58,500
Term Loan	228,000	240,000
Delayed Draw Term Loan (DDTL)	119,562	60,000
Total debt	347,562	358,500
Less: Debt issuance costs	(7,421)	(8,808)
Total debt, net of debt issuance costs	340,141	349,692
Less: Current maturities	(18,250)	(15,000)
Total debt, net of current maturities	$321,891	$334,692
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
As of December 31, 2020, there remained approximately $100.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2020, the weighted-average interest rate was approximately 3.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150bps floor) plus a margin of 1.75% or (b) LIBOR (50bps floor) plus a margin of 2.75% at the option of the Company.
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans mature on November 13, 2024.
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
The Credit Agreement contains certain customary affirmative and negative covenants and events of default and requires the Company and certain of its affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The Company incurred $8.8 million of debt issuance costs related to the 2019 Senior Secured Credit Facility, which are being amortized over the life of the Facility.
The Company was in compliance with all debt covenants as of December 31, 2020. Given the Company's assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months. However, given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and its future assumptions, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. The Company incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement.
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
The prior credit facility was paid off with the proceeds from the 2019 Senior Secured Credit Facility. In connection with the extinguishment of the prior credit facility, the Company recorded a loss from debt extinguishment of $1.1 million for the year ended December 31, 2019.
The principal maturities of long-term debt as of December 31, 2020 are as follows (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Year ending December 31:
2021	$18,250
2022	18,250
2023	18,250
2024	292,812
Total debt	$347,562
The fair value of the Company’s debt at December 31, 2020 was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 13. The estimated fair value of the Company's debt at December 31, 2019 approximated its carrying value as the debt facilities as of such date bore interest based on prevailing variable market rates and as such were categorized as a Level 2 in the fair value hierarchy.
The carrying value and estimated fair value the Company's debt at December 31, was as follows (in thousands):

	2020	2019
Carrying value	$340,141	$349,692
Estimated fair value	309,528	349,692
Note 11. Business and Asset Acquisitions
2020 Business Acquisition
Tom's Amusements
On July 22, 2020 (the “Tom's Closing Date”), the Company acquired Tom’s Amusement Company, Inc., (“Tom's Amusements”) a southeastern U.S. gaming and amusement operator and Master Licensee in the state of Georgia. The total purchase price was $3.6 million, of which the Company paid $2.1 million in cash at closing. The remaining $1.5 million of contingent consideration payables are to be paid in cash on the 18-month and 24-month anniversaries of the Tom's Closing Date. The amount of each payment is $750,000 multiplied by a performance ratio. The fair value of the contingent consideration was $1.4 million as of December 31, 2020 and is included within consideration payable on the consolidated balance sheets. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price of $3.6 million has been allocated to the following assets: i) video game terminals and equipment totaling $1.6 million; ii) location contracts totaling $0.8 million; iii) indefinite-lived gaming license intangible asset of $1.0 million and; iv) cash of $0.2 million.
The results of operations for Tom's Amusements are included in the consolidated financial statements of the Company from the date of acquisition. Tom's Amusements generated revenues of $1.4 million and a net loss of $0.8 million from the acquisition date through December 31, 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

American Video Gaming
On December 30, 2020, the Company acquired AVG, a terminal operator licensed by the Illinois Gaming Board. AVG had 267 VGTs in 49 licensed establishments. The Company completed this transaction in order to expand its presence within the State of Illinois.
The acquisition aggregate purchase consideration transferred totaled $32.0 million, which included i.) cash paid at closing of $30.5 million and ii.) contingent purchase consideration with an estimated fair value of $1.5 million. The contingent consideration represents potentially two installment payments i.) $0.9 million if the acquired locations meet certain base performance criteria and ii.) an additional $1.4 million if the acquired locations meet additional performance criteria. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using AVG’s weighted average cost of capital. The fair value of the contingent consideration is included within consideration payable on the consolidated balance sheets.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill.
The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$30,522
Fair value of contingent consideration	1,506
Total consideration	$32,028
Cash	$504
Location contracts acquired	17,500
Property and equipment:
Video game terminals and equipment	2,479
Amusement and other equipment	207
Vehicles	43
Other assets, net	63
Goodwill	11,243
Total assets acquired	32,039
Accrued expenses assumed	(11)
Net assets acquired	$32,028
The results of operations for AVG are not material to the consolidated financial statements of the Company as the acquisition date (December 30, 2020) was one day prior to year end and gaming was suspended in Illinois for that one day.
2020 Asset Acquisition
On August 6, 2020, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Operators, Inc. terminal use agreements and equipment representing the operations of 13 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration of $4.0 million consisted of: i) cash payment of $3.7 million paid at closing and; ii) deferred payment of $0.3 million which was paid 90-days from the closing date. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $0.6 million and; ii) location contracts totaling $3.4 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2019 Business Acquisitions
Grand River Jackpot
On August 26, 2019, the Company entered into an agreement to acquire all issued and outstanding membership interests in Grand River Jackpot, a terminal operator licensed by the State of Illinois Gaming Board. On September 16, 2019, the Company completed its acquisition of Grand River Jackpot. Grand River Jackpot had 2,009 VGTs in over 450 licensed establishments. The Company completed this transaction in order to expand its presence within the State of Illinois.
The acquisition aggregate purchase consideration transferred totaled $113.7 million, which included: i) a cash payment made at closing of $100.0 million; ii) a subsequent cash payment of approximately $6.6 million for a working capital adjustment and; iii) contingent purchase consideration with an estimated fair value of $7.1 million. The contingent consideration represents two installment payments that are to be paid, up to a maximum amount, as follows: i) $2.5 million within 30 days following the one-year anniversary of the acquisition closing date and; ii) $7.0 million within 30 days following the three-year anniversary of the acquisition closing date. These payments are subject to adjustment based on certain performance measures included within the purchase agreement. The estimated fair value was determined based on the Company’s expected probability of future payment, discounted using Grand River Jackpot’s weighted average cost of capital. The cash payment made at closing and subsequent working capital adjustment payment were both funded with the Company’s existing credit facilities. In connection with the temporary suspension of gaming by the IGB due to the COVID-19 pandemic in 2020, the Company reversed its contingent liability for the previously mentioned $2.5 million installment payment due 30 days following the one-year anniversary of the acquisition closing date as the performance measures for the period were not reached.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Grand River Jackpot acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce and corresponding synergies, and is amortizable for income tax purposes. Management integrated the Grand River Jackpot acquisition into its existing business structure, which is comprised of a single reporting unit.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$106,578
Contingent consideration	7,136
Total consideration	$113,714
Cash	$8,861
Location contracts acquired	53,200
Property and equipment:
Video game terminals and equipment	18,000
Land	28
Buildings	548
Vehicles	600
Goodwill	34,511
Total assets acquired	115,748
Accounts payable assumed	(532)
Accrued expenses assumed	(1,502)
Net assets acquired	$113,714
The Company incurred $0.2 million in acquisition related costs that are included in other operating expenses within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
The results of operations for Grand River Jackpot are included in the consolidated financial statements of the Company from the date of acquisition. Grand River Jackpot's acquired assets generated revenues and net income of $16.6 million and $1.2 million for the year ended December 31, 2019.
2019 Asset Acquisition
On September 23, 2019, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Gaming Systems, LLC (“IGS”) terminal use agreements and equipment representing the operations of 139 video game terminals in 29 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration consisted of: i) cash payment of $2.4 million paid at closing and; ii) note payable of $2.3 million issued at closing which is recorded in consideration payables as of December 31, 2019. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $1.7 million and; ii) location contracts totaling $3.0 million. The note payable bore interest at 5% and was paid in full on March 23, 2020.
2018 Business Acquisitions
The following table summarizes the consideration paid and the fair values of the tangible and intangible assets acquired at the acquisition dates for the Company’s 2018 business acquisitions (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Quad B	Skyhigh	G3	Mike's Amusement	Family Amusement	Total
Cash paid at closing	$610	$9,268	$36,500	$3,500	$1,512	$51,390
Contingent consideration payable	—	4,324	1,026	—	—	5,350
Promissory note	—	—	—	—	3,368	3,368
Due to seller	—	618	3,019	—	—	3,637
Total Consideration	$610	$14,210	$40,545	$3,500	$4,880	$63,745
Cash	$—	$1,126	$2,507	$—	$—	$3,633
Video game terminals and equipment	—	506	3,009	—	—	3,515
Amusement and other equipment	472	59	204	420	300	1,455
Location contracts acquired	138	12,519	34,825	3,080	4,580	55,142
Total fair value of net assets acquired	$610	$14,210	$40,545	$3,500	$4,880	$63,745
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
The Company has a contingent consideration payable related to certain locations, as defined, in the acquisition agreement placed in operation during five years after the acquisition date (“the installment period”). The Company will pay Skyhigh 18.44% of the adjusted net terminal income, related to locations in operation during five years after the acquisition date. Payments will be made on a monthly basis for the first two years and every three months for the latter three years, through July 2023. The agreement also provides for a final payment upon the expiration of the installment period equal to 1.75 times the adjusted and defined net terminal income generated by the locations in the twelve-month period ending on the final payment date. The fair value of contingent consideration due as of December 31, 2020 and December 31, 2019 was $6.4 million and $4.7 million, respectively. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets at December 31, 2020 and 2019. The contingent consideration accrued is measured at fair value on a recurring basis. The maximum amount is determined based on the net terminal income for the related locations.
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
The Company has contingent consideration payable related to locations placed in operation during the three years after the acquisition date whereby the Company will pay G3 a specified percent of the monthly terminal operator revenue less video gaming terminal fees for pending locations, recently added locations, and for a specified group of target establishments through 2022. The fair value of contingent consideration due as of December 31, 2020 and December 31, 2019 was $0.5 million and $3.1 million, respectively. The maximum amount is determined based on the net terminal income for the related locations.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Family Amusement
On October 31, 2018, the Company entered into an agreement to acquire certain assets of Family Amusement, Inc. (“Family Amusement”), an Illinois amusement operator. The Company initially acquired 139 locations that are or are expected to become operational. Family Amusement’s acquired assets generated revenues and net income of $0.1 million and $0.1 million, respectively, for the period from the acquisition date of October 31, 2018, through December 31, 2018.
The Company entered into a promissory note in connection with the acquisition. The promissory note provides for three annual installments of $0.4 million from 2019 through 2021, one installment of $0.7 million in 2022, and one installment of $2.1 million in 2023. The first installment was paid upon signing of the promissory note and each subsequent installment shall be paid on or before the anniversary date of the signing of the promissory note. The fair value of the consideration due as of December 31, 2020 and December 31, 2019 was $3.0 million and $3.1 million, respectively. The consideration is included in the consideration payable on the consolidated balance sheets at December 31, 2020 and 2019. The Company and Family Amusement had a pre-existing relationship prior to the business acquisition. Under that pre-existing relationship the Company had route and customer acquisition costs payable to Family Amusement. As a result of the business acquisition, the pre-existing route and customer acquisition payables to Family Amusement were settled and cost and accumulated amortization of the existing Family Amusement route and customer acquisition cost assets was disposed, and a $0.1 million reduction in amortization of route and customer acquisition costs and location contracts acquired was recorded.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2020, 2019 and 2018 as if the acquisitions of AVG, Tom's Amusements, Grand River Jackpot, Quad B, Skyhigh, G3, Mike’s Amusements, and Family Amusement, had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquirees prior to the acquisition dates and are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition. This unaudited pro forma information for the years ended December 31, does not project revenues and income before income tax expense post acquisition (in thousands).

	2020	2019	2018
Revenues	$327,090	$466,466	$409,142
Net (loss) income	(13,200)	(2,598)	16,098
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2020 and 2019. The contingent consideration accrued is measured at fair value on a recurring basis.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following at December 31 (in thousands):

	2020		2019
	Current	Long-Term	Current	Long-Term
TAV*	$490	$3,206	$490	$3,497
Abraham*	—	—	55	—
Fair Share Gaming*	1,096	523	1,057	899
Family Amusement	391	2,609	293	2,815
Skyhigh	601	5,789	763	3,948
G3	355	100	2,952	154
Grand River Jackpot	—	5,755	2,304	5,113
IGS	80	—	2,379	—
Tom's Amusements	—	1,455	—	—
AVG	—	1,506	—	—
Total	$3,013	$20,943	$10,293	$16,426
•Acquisitions that occurred prior to 2018.
Note 12. Contingent Earnout Share Liability
As discussed in Notes 1 and 4, on November 20, 2019, the Company, consummated a business combination pursuant to the Transaction Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance 10,000,000 shares of Class A-2 Common Stock. The holders of the Class A-2 Common Stock do not have voting rights and are not entitled to receive or participate in any dividends or distributions when and if declared from time to time. The Company concluded that the Class A-2 common stock should be reflected as a contingent earnout share liability due to the fact that such shares are not entitled to dividends, voting rights, or a stake in the Company in the case of liquidation.
As discussed in Note 4, 5,000,000 shares of Class A-2 Common Stock were issued with other consideration prior to the reverse recapitalization, subject to the conditions set forth in a restricted stock agreement, which sets forth the terms upon which the Class A-2 Common Stock will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Common Stock. The exchange of Class A-2 Common Stock for Class A-1 Common Stock will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:
•Tranche I, equal to 1,666,666 Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the EBITDA for the last twelve months (“LTM EBITDA”) of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2021, March 31, 2022 or June 30, 2022 equals or exceeds $132 million or (ii) the closing sale price of Class A-1 Common Stock on the New York Stock Exchange (“NYSE”) equals or exceeds $12.00 for at least twenty trading days in any consecutive thirty trading day period;
•Tranche II, equal to 1,666,667 Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2022, March 31, 2023 or June 30, 2023 equals or exceeds $152 million or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2023, March 31, 2024 or June 30, 2024 equals or exceeds $172 million or (ii) the closing sale price of Class A-1

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Common Stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.
The LTM EBITDA thresholds will be reasonably adjusted by the independent directors of the board of the Company (the “Board”) from time to time to take into account the anticipated effect of any acquisitions or dispositions that exceed certain thresholds and are otherwise materially different from certain forecasts.
Notwithstanding the foregoing, Class A-2 Common Stock, if not previously exchanged for Class A-1 Common Stock pursuant to the triggers described above, will be exchanged for an equal number of Class A-1 common stock immediately prior to the consummation of a transaction or series of related transactions that would result in a third party or group (as defined in or under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becoming the beneficial owner of, directly or indirectly, more than fifty percent of the total voting power of the equity securities of the Company, or more than fifty percent of the consolidated net revenues, net income or total assets (including equity securities of its subsidiaries) of the Company, provided that the satisfaction of the conditions set forth in the aforementioned triggers cannot be determined at such time.
The Restricted Stock Agreement further provides that holders of Class A-2 Common Stock are not required to exchange such shares for Class A-1 Common Stock if, (x) prior to giving effect to exchanges pursuant to the triggers described above, such holder beneficially owns less than 4.99% of the issued and outstanding Class A-1 Common Stock, and (y) after giving effect to the exchanges pursuant to the triggers described above, such holder would beneficially own in excess of 4.99% of the issued and outstanding Class A-1 Common Stock. However, notwithstanding the limitation described in the previous sentence, if and when a holder of Class A-2 Common Stock has obtained all required gaming approvals from the applicable gaming authorities permitting such holder to beneficially own Class A-1 Common Stock in excess of 4.99%, then the Class A-2 Common Stock held by such holder which are subject to exchange shall immediately be exchanged for Class A-1 Common Stock without regard to the limitation.
On January 14, 2020, the market condition for the settlement of Tranche I was satisfied. However, as discussed above, no shareholder is permitted to own more than 4.99% of the issued and outstanding Class A-1 Common Stock after the settlement unless obtaining required gaming approvals from the applicable gaming authorities. In connection with the settlement, no gaming approvals were obtained. As a result, only 1,666,636 of the 1,666,666 Class A-2 Common Stock were converted into Class A-1 Common Stock.
Note 13. Fair Value Measurements
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets or for similar assets or liabilities in active markets.
Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,129	$—	$—	$30,129

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,000	$—	$—	$30,000
Investment in convertible notes
The Company engaged a third-party firm to assist it in determining the fair of its in the convertible notes. The valuation utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for assets for the years ended December 31 (in thousands):

	2020	2019
Assets:
Beginning of year balance	$30,000	$—
Purchase of investment in convertible notes	—	30,000
Fair value adjustments	129	—
Ending balance	$30,129	$30,000
Changes in the fair value of the investment in convertible notes is included within comprehensive (loss) income on the accompanying consolidated statements of operations and comprehensive (loss) income.
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Total	$50,329	$—	$33,069	$17,260

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327
Contingent earnout shares	61,478	—	61,478	—
Total	$78,805	$—	$61,478	$17,327
Contingent consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. A hypothetical 1% increase in the applicable discount rate would decrease other expenses, net by approximately $0.2 million while a hypothetical 1% decrease in the applicable discount rate would increase other expenses, net by approximately $0.2 million. The valuation of the Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying consolidated statements of operations and comprehensive (loss) income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Contingent earnout shares
The Company determines the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i.) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii.) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within (gain) loss on change in fair value of contingent earnout shares on the accompanying consolidated statements of operations and comprehensive (loss) income
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31 (in thousands):

	2020	2019	2018
Liabilities:
Beginning of year balance	$17,327	$6,782	$785
Issuance of contingent consideration in connection with acquisitions	3,245	7,216	5,350
Payment of contingent consideration	(4,420)	(1,658)	(387)
Fair value adjustments	1,108	4,987	1,034
Ending balance	$17,260	$17,327	$6,782
Note 14. Stockholders’ Equity
As discussed in Notes 1 and 3, on November 20, 2019, the Company, consummated a business combination pursuant to the Transaction Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company retrospectively adjusted the shares issued and outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: i) 1,000,000 shares of preferred stock; and ii) 250,000,000 shares of Class A-1 Common Stock.
Class A-1 Common Stock
The holders of the Class A-1 Common Stock are entitled to one vote for each share. The holders of Class A-1 Common Stock are entitled to receive dividends or other distributions when and if declared from time to time and share equally on a per share basis in such dividends and distributions subject to such rights of the holders of preferred stock.
On September 28, 2020, the Company completed an underwritten public offering (the “Offering”) of 8,000,000 shares of its Class A-1 common stock (par value $0.0001 per share) at a price of $10.50 per share for a total offering size of $84.0 million. The Company received net proceeds from the sale of shares of Class A-1 Common Stock sold by it in the Offering of approximately $79.2 million (net of underwriting discounts and commissions). The Company incurred offering costs totaling $5.3 million which have been capitalized to additional paid-in capital. The Offering also granted the underwriters an option to purchase up to 1,200,000 additional shares of Class A-1 common stock at the public offering price of $10.50 less the underwriting discount, exercisable at any time within 30 days of September 23, 2020. In October 2020, the underwriters of the Offering partially exercised their option and purchased an additional 1,133,015 shares at a price of $10.50 per share, resulting in additional net proceeds to the Company of approximately $11.2 million (net of underwriting discounts and commissions).

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual stockholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. As of December 31, 2019, and 2018, there were 0 and 190,575 shares of warrants outstanding. During the year ended December 31, 2019, 190,575 warrants were exercised prior to the reverse recapitalization for proceeds of $3,392,235.
As discussed in Note 3, 7,333,326 warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “2019 Warrants”). As a part of the reverse recapitalization, 2,444,437 2019 warrants were canceled and reissued under the same terms and conditions to Accel legacy stockholders. Each warrant expires five years from issuance and entitles the holder to purchase one Class A-1 Share at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
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
On July 14, 2020, the Company announced that it had commenced an exchange offer (the "Offer") to all holders of its outstanding warrants to receive 0.25 shares of Class A-1 Common Stock in exchange for each warrant tendered pursuant to the Offer. The Offer was open until 11:59 p.m., Eastern Standard Time, on August 11, 2020.
On July 16, 2020, the Company consummated the redemption of its Public Warrants. The Company exchanged each Public Warrant for 0.25 shares of the Company’s Class A-1 Common Stock and issued 3,784,416 shares of its Class A-1 Common Stock in exchange for the Public Warrants at settlement of the redemption. The exchange was an equitable exchange at fair value and was accounted for as a capital transaction. On July 22, 2020, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the NYSE suspended trading in, and has determined to commence proceedings to delist, the Company’s Public Warrants to purchase shares of the Company’s Class A-1 Common Stock (ticker symbol ACEL.WS) from the NYSE. The delisting is a result of the failure of the Public Warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security.
On August 14, 2020, 7,189,990 of the 2019 Warrants were validly tendered representing approximately 99.93% of the total 2019 Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered.
At December 31, 2020 and 2019, the Company has reserved Class A-1 Common Stock for future issuance in relation to the following:

	2020	2019
Class A-1 Common Stock warrants issued and outstanding	5,411	22,333,308
Class A-1 Common Stock options and RSUs issued and outstanding	3,885,360	2,376,700
Conversion of Class A-2 Common Stock	3,333,363	4,999,999
Class A-1 Common Stock reserved for issuance	7,224,134	29,710,007

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 15. Gaming Terminal Fees
In accordance with the Illinois Video Gaming Act, a 34% tax on net terminal income (such tax increased from 30% to 33% beginning on July 1, 2019 and from 33% to 34% beginning on July 1, 2020), as defined, is payable to the State of Illinois Gaming Board. Through July 2018, a 0.7275% administrative fee was payable to a third-party at the direction of the State of Illinois Gaming Board (the “administrative fee”). Effective July 2018, the administrative fee increased to 0.8513%. Gaming terminal fees, which consist of the tax and administrative fee, totaled $103.6 million, $133.2 million and $99.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net terminal income remaining is split “50/50” between the Company and the licensed gaming location. The licensed gaming location's share of net terminal income totaled $98.3 million, $138.8 million and $111.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The gaming terminal fees and the licensed gaming location's share of net terminal income are recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive (loss) income.
Note 16. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Incentive Compensation Plan
Included in certain employee agreements are provisions for bonuses, which are determined at the discretion of management. Bonus expense amounted to $1.9 million, $2.1 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Accrued bonuses totaled $2.5 million and $1.7 million at December 31, 2020 and 2019, respectively.
Note 17. Stock-based Compensation
The Company grants various types of stock-based awards including stock options and restricted stock units (“RSUs”). Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018, was $5.5 million, $2.2 million and $0.5 million, respectively. As of December 31, 2020, and 2019, there was approximately $20.0 million and $0.9 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2025.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized excess tax benefits (expense) from stock-based compensation of $5.2 million, $(0.1) million, and $1.0 million, respectively, within income tax (benefit) expense in the consolidated statements of operations and comprehensive (loss) income. Excess tax benefits (expense) reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess (deficit) of the deferred tax assets that were previously recorded.
Grant of Stock Options
The Company previously adopted the 2011 Equity Incentive Plan of Accel Entertainment, Inc., and 2016 Equity Incentive Plan of Accel Entertainment, Inc., (collectively, “Plans”). Under the Plans, the aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the Plans will not exceed ten percent of the

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

outstanding shares of the Company. Options generally vest over a three to five-year period. The exercise price of stock options shall not be less than 100% of the fair market value per share of common stock on the grant date. The term of the options are a maximum of 10 years from the grant date.
In conjunction with the closing of the reverse recapitalization, the Accel Entertainment, Inc. Long Term Incentive Plan (the “LTIP”) was adopted. The LTIP provides for grants of a variety of awards to employees and non-employees for providing services to the Company, including, but not limited to incentive stock options qualified as such under U.S. federal income tax laws, stock options that do not qualify as incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards, and other stock-based awards. The Company has reserved, and in January 2020 registered, a total of 6,000,000 shares of Class A-1 common stock for issuance pursuant to the LTIP, subject to certain adjustments set forth therein. The term of any options to be granted are for a maximum of 10 years from the grant date. The exercise price of stock options shall not be less than 100% of the fair market value per share of common stock on the grant date.
Under the LTIP, the Company granted 1.2 million options to eligible officers and employees of the Company during the first quarter of 2020, which shall vest over a period of 5 years. The Company also granted 0.2 million options to eligible officers of the Company during the third quarter of 2020, which shall vest over a period of 4 years. During the third quarter of 2020, the Company also issued 1.7 million restricted stock units (“RSUs”) to board of directors and certain employees, which shall vest over a period of 1 to 5 years for employees and a period of 6 months to 1 year for board of directors. The estimated grant date fair value of these options and RSUs totaled $25.1 million.
The Company uses the Black-Scholes formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes formula is based on the volatility of comparable public companies. The Company determined the share price at grant date used in the Black-Scholes formula based on an internal valuation model for options granted prior to the Company going public. Upon going public, the Company used the closing market stock price on the date of grant.
The fair value assigned to each option is estimated on the date of grant using a Black-Scholes-based option valuation model. The expected term of each option granted represents the period of time that each option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the unit is based on U.S. Treasury yields in effect at the time of grant.
The following assumptions were used in the option valuation model for options granted during the years ended December 31,

	2020	2019 *	2018
Expected approximate volatility	38%	—%	35%
Expected dividends	None	None	None
Expected term (in years)	7	None	3-5
Risk-free rate	0.44% -1.19%	—%	2.41% - 2.62%
Stock price	N/A	N/A	$4 - $5
* there were no options granted in 2019
A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the years ended December 31, are as follows:

	2020	2019 *	2018
Options granted	1,449,779	0	108,288
Vesting period (in years)	4 - 5	0	3 - 5
The following table sets forth of the activities of the Company’s vested stock options for the years ended December 31, 2020, 2019 and 2018.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2018	4,122,910	$0.69	$2.03
Granted	108,288	1.73	5.10
Exercised	(284,642)	0.40	1.15
Forfeited/expired	(114,132)	1.03	2.96
Outstanding at December 31, 2018	3,832,424	0.73	2.16
Granted	—	—	—
Exercised	(2,590,274)	0.62	1.84
Forfeited/expired	(13,751)	0.77	2.33
Outstanding at December 31, 2019	1,228,399	0.96	2.91
Granted	1,449,779	4.49	11.20
Exercised	(359,987)	0.69	2.33
Forfeited/expired	(68,580)	1.32	3.85
Outstanding at December 31, 2020	2,249,611	3.25	8.32
A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2020, 2019 and 2018 is as follows.

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	2,735,572	$0.73
Granted	108,288	1.73
Vested	(1,032,910)	0.62
Forfeited	(101,361)	1.07
Nonvested at December 31, 2018	1,709,589	0.82
Granted	—	0.00
Vested	(547,537)	0.85
Forfeited	(13,751)	0.77
Nonvested at December 31, 2019	1,148,301	0.95
Granted	1,449,779	4.49
Vested	(496,464)	0.08
Forfeited	(68,580)	1.32
Nonvested at December 31, 2020	2,033,036	3.49
As of December 31, 2020, and 2019, a total of 216,575 and 80,098 options with a weighted-average remaining contractual term of 1.6 and 1.9 years, respectively, granted to key employees were vested. The fair value of options that vested during 2020, 2019 and 2018 was $0.4 million, $1.2 million, and $0.6 million, respectively. As of December 31, 2020, and 2019, the weighted-average exercise price of the non-vested awards was $8.87 and $2.86, respectively. As of December 31, 2020, and 2019, the weighted-average remaining contractual term of the outstanding awards was 6.5 and 2.7 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $2.2 million, $20.7 million and $4.4 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2020 is $5.8 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Grant of RSUs
As previously mentioned, the Company issued 1.7 million RSUs to Directors and certain employees during the third quarter of 2020, which shall vest over a period of 1 to 5 years for employees and a period of 6 months to 1 year for Directors. The RSUs are valued using the stock price on the grant date. The following table sets forth the activities of the Company’s RSUs for the year ended December 31, 2020.

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	—	$—
Granted	1,665,968	11.16
Vested	(4,960)	10.08
Forfeited	(25,259)	11.66
Nonvested at December 31, 2020	1,635,749	11.15
Note 18. Income Taxes
Prior to the consummation of the reverse recapitalization, TPG Pace Holding Corp. was registered in the Cayman Islands. On November 20, 2019 TPG Pace Holding Corp. effected a deregistration as an exempted company in the Cayman Islands under the Cayman Islands Companies Law (2018 Revision), and a domestication as a corporation incorporated under the laws of the State of Delaware under Section 388 of the DGCL, pursuant to which the Company's jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware. This domestication was analyzed under the applicable tax laws and it was determined that there were no significant tax implications associated with the domestication.
The Company recognized income tax (benefit) expense of $(16.9) million, $5.2 million and $4.4 million during the years ended December 31, 2020, 2019 and 2018, respectively, which consists of the following (in thousands):

	2020	2019	2018
Current provision
Federal	$—	$(85)	$(100)
State	—	43	222
Total current provision	—	(42)	122
Deferred provision
Federal	(12,286)	3,740	3,256
State	(4,632)	1,501	1,044
Total deferred provision	(16,918)	5,241	4,300
Total income tax (benefit) expense	$(16,918)	$5,199	$4,422
A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total (benefit) expense is as follows (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2020	2019	2018
Computed “expected” tax (benefit) expense	$(6,279)	$(2,205)	$3,197
(Decrease) increase in income taxes resulting from:
State income taxes	(2,848)	1,634	1,219
Return-to-provision	(7,613)	(341)	—
Change in fair value of contingent earnout shares	(1,782)	2,066	—
Permanently non-deductible transaction costs	485	2,079	—
Officer's compensation	—	1,991	—
Other permanent items	220	(16)	(264)
Enacted rate change	(6)	—	—
Other	905	(9)	270
Total income tax (benefit) expense	$(16,918)	$5,199	$4,422
In the third quarter of 2020, the Company filed its federal and state income tax returns and identified certain favorable return-to-provision adjustments, primarily the deductibility of employee and officer compensations costs and transaction costs, following the engagement of specialized tax technical expertise resulting in a change in estimate relative to the Company's best estimate used in the preparation of the 2019 income tax provision. The Company recorded this change in estimate and related income tax benefit of $7.6 million for the year ended December 31, 2020.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$31,215	$6,633
Location contracts and other intangibles	5,829	4,699
Stock-based compensation	1,428	—
Other	394	260
	38,866	11,592
Deferred tax liabilities:
Property and equipment	35,005	24,568
Unrealized gain on investments in convertible notes	37	—
	35,042	24,568

Total deferred tax assets and liabilities, net	$3,824	$(12,976)
A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.
The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded as of December 31, 2020, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2020, and 2019, the Company has not recorded a liability for unrecognized tax benefits.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2020, the Company was subject to U.S federal income tax examinations for the years 2017 through 2019 and income tax examinations from state jurisdictions for the years 2017 through 2019. The Company is currently under federal income tax audit for the tax year 2017.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2020		2019
	Amount	Expiration	Amount	Expiration
Federal net operating losses	$108,830	2033	$27,873	2033
State net operating losses	106,004	2024	14,454	2024
The Company also has credit carryforwards of approximately $0.4 million and $0.5 million as of December 31, 2020 and 2019, respectively, which are expected to be fully utilized in 2021.
On March 27, 2020, the CARES Act was signed into law and authorizes more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The Company was eligible for certain credits of the relief programs under the CARES Act and has recorded a benefit of $1.3 million to other expenses, net on its consolidated statements of operations and comprehensive (loss) income. The Company will continue to monitor the situation and evaluate any additional future legislation.
Note 19. Commitments and Contingencies
The Company leases office space under agreements expiring at various dates from June 2021 through October 2023. Total rent expense under these leases approximated $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognizes rent expense on a straight-line basis over the life of the leases. Rent expense is recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
Future minimum payments under these leases are as follows (in thousands):

Years ending December 31:
2021	$336
2022	259
2023	148
Total	$743
The Company has certain earnouts in periods for future location performance related to certain business acquisitions (see discussion in Note 10).
The Company has certain employment agreements that call for salaries and potential severance upon termination.
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to employment of professionals and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
During the year ended December 31, 2018, the Company entered into a settlement agreement regarding breach of contract with Family Amusements (see discussion in Note 10). Additionally, during the year ended December 31, 2018, the Company entered into settlement agreements related to breach of contract and employment matters for a total of $0.4 million, which was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee of the Company violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10.0 million. The parties are engaging in discovery. The Company is in the process of defending this lawsuit, and has not accrued any amounts as losses related to this suit are not probable or reasonably estimable.
On December 18, 2020, the Company received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine the Company in the amount of $5 million. The Company filed its initial answer to the IGB’s complaint on January 11, 2021 and have begun the administrative hearing process. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing. The Company has not accrued any amounts related to this complaint as losses are not probable or reasonably estimable.
Note 20. Related-Party Transactions
Subsequent to the Company's acquisitions of Fair Share, G3 and Tom's Amusements, the sellers became employees of the Company. Consideration payable to the Fair Share seller was $1.6 million and $2.0 million as of December 31, 2020 and 2019. Payments to the Fair Share seller under the acquisition agreement were $0.9 million for both of the years ended December 31, 2020 and 2019 and zero for the year ended December 31, 2018. Consideration payable to the G3 sellers was $0.5 million and $3.1 million as of December 31, 2020 and 2019. Payments to the G3 seller under the acquisition agreement were $2.5 million and $0.4 million during the years ended December 31, 2020 and 2019 and zero for the year ended December 31, 2018. Consideration payable to the Tom's Amusements seller was $1.5 million as of December 31, 2020 and there were no payments made to the Tom's Amusements seller for the year ended December 31, 2020.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the years ended December 31, 2020, 2019, and 2018, Accel paid Much Shelist $0.1 million, $0.6 million, and $0.3 million, respectively. These payments were included in general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income, however, $0.2 million of the amounts paid in the fourth quarter of 2019 were recorded to additional paid-in capital as these costs were determined to be direct and incremental for the reverse recapitalization discussed in Note 3.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As previously mentioned, the Company completed an underwritten public offering of 8,000,000 shares of its Class A-1 common stock, pursuant to the terms of an Underwriting Agreement, dated September 23, 2020, with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein. The Raine Group, which employs a director of the Company, Gordon Rubenstein, was part of the underwriting group and was paid fees totaling $0.2 million (5.5% of underwriting fee which was 4.5% of $84 million). These payments were capitalized to additional paid-in-capital on the consolidated statements of stockholders' equity. The Raine Group also provided investment banking services and assisted the Company in the negotiations and consummation of the reverse recapitalization. The Company paid $11 million to the Raine Group in 2019.
Throughout the third quarter of 2019, one of the Company’s Class A Common Stockholders made payments on behalf of the Company directly to the Company’s independent registered public accounting firm for services rendered to the Company during the same period totaling $2.9 million. Such amounts are included as a component of other expenses, net in the Company’s consolidated statements of operations and comprehensive (loss) income and contributed capital in the consolidated statement of stockholders’ equity.
From time to time the Company entered into stock buy-back and cashless option conversion transactions in exchange for non-recourse stockholder notes for certain officers and employees of the Company. Prior to the reverse recapitalization described in Note 3, these balances were paid in full to the Company.
Note 21. Earnings Per Share
Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of Class A-1 shares of common stock into which they were converted.
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of shares of Class A-1 shares outstanding during the period. Diluted EPS is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stockholder notes receivable, and warrants.
Since the shares issuable under the contingent earnout are contingently issuable shares that depend on future earnings or future market prices of the common stock or a change in control, the shares are excluded when computing diluted earnings (loss) per share unless the shares would be issuable if the reporting date was the end of the contingency period. Upon settlement, these shares are included in Class A-1 common stock in the Company’s basic EPS share count.
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2020	2019	2018
Net (loss) income	$(12,984)	$(15,701)	$10,803

Basic weighted average outstanding shares of common stock	83,045	61,850	57,621
Dilutive effect of stock-based awards for common stock	—	—	1,605
Dilutive effect of stockholder notes receivable for common stock	—	—	407
Dilutive effect of warrants for common stock	—	—	2,549
Diluted weighted average outstanding shares of common stock	83,045	61,850	62,182

Earnings (loss) per share:
Basic	$(0.16)	$(0.25)	$0.19
Diluted	$(0.16)	$(0.25)	$0.17
Since the Company was in a net loss position for the years ended December 31, 2020 and 2019, there is no difference between basic and dilutive weighted average common stock outstanding.
Anti-dilutive stock-based awards and warrants excluded from the calculations of diluted EPS were 3,369,759, 23,561,725, and 439,167 for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 22. Subsequent Events
On March 9, 2021, the Company and the terminal operator entered into the Second Omnibus Amendment (the “Second Amendment”) to both of the convertible notes and the agreement to purchase the convertible notes. The Second Amendment, among other things, extends the December 31, 2020 maturity and conversion feature of the $5.0 million convertible note to December 31, 2021, the maturity and conversion feature of the $25.0 million convertible note to June 1, 2024 and the beginning of the payback period for the $25.0 million convertible note from December 31, 2020 to January 1, 2022.
On March 2, 2021, the Company announced that it entered into a securities purchase agreement, to acquire Century Gaming Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. Each company’s board of directors unanimously approved the transaction, which is expected to close by the end of 2021, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction will be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of Accel shares.