Form 10-K/A
period 2020-12-31
Accel Entertainment, Inc.
filed 2021-05-10
CIK 1698991

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
As of May 6, 2021, there were 93,389,821 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended, where indicated. Such Proxy Statement was filed with the Securities and Exchange Commission on March 24, 2021.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
Accel Entertainment, Inc. (the “Company” or “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K (the “Original Form 10-K”) for the years ended December 31, 2020 and 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021. The purpose of this Amendment is to restate the Company's previously issued consolidated financial statements and related financial information. The restatement relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused in part on (i) certain provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrants from being classified as equity and thus the warrants should be classified as liabilities, and (ii) certain settlement terms and provisions in warrant agreements related to certain tender offers made to and accepted by holders of more than 50% of the outstanding shares preclude the warrants from being accounted for as a component of equity. The provisions in the warrant agreements addressed in the SEC Statement are similar to those contained in the warrant agreements governing the Company’s public warrants and private placement warrants (collectively, the “Warrants”).
In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company's management reevaluated the accounting treatment of its Warrants reflected as issued in our financial statements in connection with the 2019 merger with TPG Pace Holdings Corp., a special purpose acquisition company, and concluded that certain provisions preclude the Warrants from being accounted for as components of stockholders’ equity, including certain settlement provisions that differ based on the holder of the Warrants. As a result, the Warrants should have been recorded as liabilities on the consolidated balance sheets. Further, the Warrants should have been measured at fair value at inception (on the date of the merger) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations and comprehensive (loss) income in the period of change.
As a result of the foregoing, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to correct the error related to the accounting treatment of the Warrants and restate the Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2020, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020, and September 30, 2020. The reporting periods prior to the merger were not impacted by the Warrants which initially impacted the Company's capital structure upon consummation of the merger. The change in accounting for the Warrants did not have any impact on the Company’s liquidity or cash position.
The restatement of the Company’s financial statements has not resulted in any additional material weaknesses in the Company’s internal control over financial reporting beyond the three material weaknesses that were previously identified in the Original Form 10-K. For more information regarding the three material weaknesses in the Company’s internal control over financial reporting, see Part II, Item 9A “Controls and Procedures”.
For the convenience of the reader, this Amendment amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. This Amendment speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements. The following items in the Original Form 10-K have been amended as a result of, and to reflect, the restatement:

Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations”
Part II. Item 8. “Financial Statements and Supplementary Data”
Part IV. Item 15. “Exhibits and Financial Statement Schedules”
In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) dated as of the filing date of this Amendment.
Unless otherwise indicated or unless the context requires otherwise, all references in this Amendment to this “Annual Report on Form 10-K”, this “Form 10-K” and similar names refer to this Amendment.

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
Expand operations to other states. Various states and other jurisdictions have proposed legislation permitting gaming terminals or other forms of gaming in the past. These states include Indiana, Missouri and Mississippi. Accel may also choose to expand operations through strategic acquisitions or otherwise in other, more mature gaming jurisdictions where gaming terminals are currently legal, such as Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Accel may attempt to seek approval to operate in additional jurisdictions that authorize video gaming. Accel believes it would be a favored entrant into any such markets given its track record of success and compliance.

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

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K/A, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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
In connection with the preparation of its consolidated financial statements for 2018, Accel identified a number of adjustments to its consolidated financial statements that resulted in a restatement of previously issued financial statements. These adjustments related to accounting for business acquisitions and subsequent accounting, accounting for route and customer acquisition costs and related liabilities, classification of items on the consolidated statements of stockholders’ equity (deficit) and cash flows, accounting for income taxes, and other miscellaneous adjustments. Accel identified the cause of these adjustments was due to three material weaknesses in internal controls. A material weakness is a deficiency or combination of deficiencies in its internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to its consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock is trading on the NYSE under the ticker symbol “ACEL” since November 21, 2019. Prior to that time, our Class A-1 common stock was listed under the symbols “TPGH”. On November 21, 2019, we delisted the units offered in our initial public offering, each consisting of one share of Class A Ordinary Share and one-third of a warrant, which were listed under the symbol “TPGH.U”, and the units ceased to trade. In August of 2020, our public warrants, which were previously listed under the symbol “ACEL-WS” were delisted from the NYSE.
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
As discussed in the Explanatory Note to this Amendment, we are filing this Amendment to amend our Original Form 10-K for the year ended December 31, 2020, which was originally filed with the SEC on March 16, 2021. The purpose of this Amendment is to restate our previously issued consolidated financial statements and related financial information. The restatement relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on (i) certain provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrants from being classified as equity and thus the warrants should be classified as liabilities, and (ii) certain settlement terms and provisions in warrant agreements related to certain tender offers made to and accepted by holders of more than 50% of the outstanding shares preclude the warrants from being accounted for as a component of equity. The provisions in the warrant agreements addressed in the SEC Statement are similar to those contained in the warrant agreements governing our public warrants and private placement warrants (collectively, the “Warrants”).
In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we reevaluated the accounting treatment of our Warrants reflected as issued in our financial statements in connection with the 2019 merger with TPG Pace Holdings Corp., a special purpose acquisition company, and concluded that certain provisions preclude the Warrants from being accounted for as components of stockholders’ equity (deficit), including certain settlement provisions that differ based on the holder of the Warrants. As a result, the Warrants should have been recorded as liabilities on the consolidated balance sheets. Further, the Warrants should have been measured at fair value at inception (on the date of the merger) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations and comprehensive (loss) income in the period of change.
As a result of the foregoing, our management and the audit committee of our Board of Directors concluded that it is appropriate to correct the error related to the accounting treatment of the Warrants and restate our audited consolidated financial statements for the years ended December 31, 2019 and 2020, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020, and September 30, 2020. The reporting periods prior to the merger were not impacted by the Warrants which initially impacted our capital structure upon consummation of the merger. The change in accounting for the Warrants did not have any impact on the Company’s liquidity or cash position.
This restatement is more fully described in Note 2 of the notes to the financial statements contained herein.

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

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2020 and 2019:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2020	2019	Change	Change %
Revenues:	(As Restated)	(As Restated)
Net gaming	$300,520	$410,636	$(110,116)	(26.8)%
Amusement	9,247	9,749	(502)	(5.1)%
ATM fees and other revenue	6,585	8,311	(1,726)	(20.8)%
Total net revenues	316,352	428,696	(112,344)	(26.2)%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	211,086	282,008	(70,922)	(25.1)%
General and administrative	77,420	69,330	8,090	11.7%
Depreciation and amortization of property and equipment	20,969	26,398	(5,429)	(20.6)%
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	4,633	25.8%
Other expenses, net	8,948	19,649	(10,701)	(54.5)%
Total operating expenses	341,031	415,360	(74,329)	(17.9)%
Operating (loss) income	(24,679)	13,336	(38,015)	(285.1)%
Interest expense, net	13,707	12,860	847	6.6%
(Gain) loss on change in fair value of contingent earnout shares	(8,484)	9,837	(18,321)	(186.2)%
(Gain) loss on change in fair value of warrants	(12,574)	21,063	(33,637)	(159.7)%
Loss on debt extinguishment	—	1,141	(1,141)	(100.0)%
Loss before income tax (benefit) expense	(17,328)	(31,565)	14,237	(45.1)%
Income tax (benefit) expense	(16,918)	5,199	(22,117)	(425.4)%
Net loss	$(410)	$(36,764)	$36,354	(98.9)%
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
(Gain) loss on change in fair value of warrants
Gain on change in fair value of warrants for the year ended December 31, 2020 was $12.6 million, an increase of $33.6 million, or 159.7%, compared to the prior-year which had a loss of $21.1 million. The increase was primarily due to the change in the market value of our public warrants which is the primary input to the valuation of the warrants.

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
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2019 and 2018:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	Change %
Revenues:	(As Restated)
Net gaming	$410,636	$321,711	$88,925	27.6%
Amusement	9,749	7,001	2,748	39.3%
ATM fees and other revenue	8,311	6,369	1,942	30.5%
Total net revenues	428,696	335,081	93,615	27.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	282,008	217,457	64,551	29.7%
General and administrative	69,330	54,295	15,035	27.7%
Depreciation and amortization of property and equipment	26,398	20,782	5,616	27.0%
Amortization of route and customer acquisition costs and location contracts acquired	17,975	14,681	3,294	22.4%
Other expenses, net	19,649	2,997	16,652	555.6%
Total operating expenses	415,360	310,212	105,148	33.9%
Operating income	13,336	24,869	(11,533)	(46.4)%
Interest expense	12,860	9,644	3,216	33.3%
Loss on change in fair value of contingent earnout shares	9,837	—	9,837	—
Loss on change in fair value of warrants	21,063	—	21,063	—
Loss on debt extinguishment	1,141	—	1,141	—
(Loss) income before income tax expense	(31,565)	15,225	(25,727)	(307.3)%
Income tax expense	5,199	4,422	777	17.6%
Net (loss) income	$(36,764)	$10,803	$(26,504)	(440.3)%
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

Loss on change in fair value of warrants
Loss on change in fair value of warrants for the year ended December 31, 2019 was $21.1 million. The loss was due to the change in the market value of our public warrants which is the primary input to the valuation of the warrants. The reporting periods prior to the merger with TPG Pace were not impacted by the Warrants which initially impacted the Company's capital structure upon consummation of the merger on November 20, 2019.
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Year Ended December 31,
	2020	2019	2018
	(As Restated)	(As Restated)
Net (loss) income	$(410)	$(36,764)	$10,803
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	22,608	17,975	14,681
Stock-based compensation(2)	5,538	2,236	453
(Gain) loss on change in fair value of contingent earnout shares(3)	(8,484)	9,837	—
(Gain)/loss on change in fair value of warrants(4)	(12,574)	21,063	—
Other expenses, net(5)	8,948	19,649	3,030
Tax effect of adjustments(6)	(9,850)	(11,301)	(5,831)
Adjusted net income	$5,776	$22,695	$23,136
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Interest expense, net	13,707	12,860	9,644
Emerging markets(7)	517	—	—
Income tax (benefit) expense	(7,068)	16,500	10,253
Loss on debt extinguishment	—	1,141	—
Adjusted EBITDA	$33,901	$79,594	$63,815
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
(3)    (Gain) loss on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, A-2 shares convert to A-1 common stock resulting in a non-cash settlement of the obligation.
(4)    (Gain) loss on change in fair value of warrants represents a non-cash fair value adjustment at each reporting period end related to the value of these warrants.
(5)    Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring expenses relating to lobbying efforts and legal expenses in Pennsylvania and lobbying efforts in Missouri, (iii) non-recurring costs associated with COVID-19 and (iv) other non-recurring expenses.
(6)    Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.
(7)    Emerging markets consist of the results, on an adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when Accel has installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date Accel first installs or acquires gaming terminals in the jurisdiction, whichever occurs first.
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
Warrant liability
Certain provisions preclude the Warrants from being accounted for as components of stockholders’ equity (deficit), including certain settlement provisions that differ based on the holder. As a result, the Warrants should have been recorded as liabilities on the consolidated balance sheets. Further, the Warrants should have been measured at fair value at inception (on the date of the merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with the changes in fair value recognized in the consolidated statement of operations and comprehensive (loss) income in the period of change. We determine the fair value of our Public Warrants based on their trading price (ticker symbol ACEL.WS) on the NYSE. We initially determined the fair value of our Private Placement Warrants by using the fair value of our Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Changes in these inputs or other underlying assumptions could have a significant impact on the fair value of the warrant liability. Beginning in the second quarter of 2020, the valuation of our Private Placement Warrants was based on the trading price of our A-1 Common Stock divided by four as the holders of our outstanding Warrants were to receive 0.25 shares of Class A-1 Common Stock in exchange for each Warrant tendered.
Change in estimate
During the first quarter of 2020, we conducted a review of our estimate of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our video gaming terminals and equipment from 7 to 10 years as the equipment is lasting longer than originally estimated. We have many video gaming terminals and equipment that were purchased when the Company started operations that are still being used today. The impact of this change in estimate for the year ended December 31, 2020, was a net decrease to depreciation expense of $7.7 million and $5.5 million net of tax.
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

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
2020(1):
Total revenues	$106,463	$379	$135,096	$74,414
Operating income (loss)	2,143	(23,840)	8,984	(11,966)
Income (loss) before income taxes	47,904	(51,823)	241	(13,650)
Net income (loss)	48,043	(46,768)	6,834	(8,519)
Earnings (loss) per common share:
Basic	0.62	(0.60)	0.08	(0.09)
Diluted	0.60	(0.60)	0.08	(0.09)

2019(2):
Total revenues	$98,444	$105,263	$102,177	$122,812
Operating income (loss)	8,719	9,256	1,018	(5,657)
Income (loss) before income taxes	5,673	6,099	(2,297)	(41,040)
Net income (loss)	3,995	4,328	(1,598)	(43,489)
Earnings (loss) per common share (3) :
Basic	0.07	0.07	(0.03)	(0.64)
Diluted	0.06	0.07	(0.03)	(0.64)
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact Accel’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed on March 24, 2021, pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.
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

4.1
Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended(incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

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

21.1 *	List of Subsidiaries

23 *	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of the Original Form 10-K)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Inline XBRL File (included in Exhibit 101)
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

ACCEL ENTERTAINMENT, INC.

Date: May 10, 2021	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	May 10, 2021
Andrew Rubenstein	(Principal Executive Officer)

/s/ Brian Carroll	Chief Financial Officer	May 10, 2021
Brian Carroll	(Principal Financial Officer and Principal Accounting Officer)

*	General Counsel, Chief Compliance Officer and Secretary	May 10, 2021
Derek Harmer

*	Chairman of the Board and Director	May 10, 2021
Karl Peterson

*	Director	May 10, 2021
Gordon Rubenstein

*	Director	May 10, 2021
Kathleen Philips

*	Director	May 10, 2021
David W. Ruttenberg

*	Director	May 10, 2021
Eden Godsoe

*	Director	May 10, 2021
Kenneth B. Rotman

*	Director	May 10, 2021
Dee Robinson

* By: /s/ Brian Carroll
Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Correction of Misstatements
As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct misstatements.
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
Chicago, Illinois
March 16, 2021, except for Note 2, as to which the date is May 10, 2021

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)	Years ended December 31,
	2020	2019	2018
Revenues:	(As Restated)	(As Restated)
Net gaming	$300,520	$410,636	$321,711
Amusement	9,247	9,749	7,001
ATM fees and other revenue	6,585	8,311	6,369
Total net revenues	316,352	428,696	335,081
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	211,086	282,008	217,457
General and administrative	77,420	69,330	54,295
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	14,681
Other expenses, net	8,948	19,649	2,997
Total operating expenses	341,031	415,360	310,212
Operating (loss) income	(24,679)	13,336	24,869
Interest expense, net	13,707	12,860	9,644
(Gain)/loss on change in fair value of contingent earnout shares	(8,484)	9,837	—
(Gain)/loss on change in fair value of warrants	(12,574)	21,063	—
Loss on debt extinguishment	—	1,141	—
(Loss) income before income tax (benefit) expense	(17,328)	(31,565)	15,225
Income tax (benefit) expense	(16,918)	5,199	4,422
Net (loss) income	$(410)	$(36,764)	$10,803
Earnings (loss) per share:
Basic (1)	$0.00	$(0.59)	$0.19
Diluted (1)	(0.02)	(0.59)	0.17
Weighted average number of shares outstanding:
Basic (1)	83,045	61,848	57,621
Diluted (1)	83,113	61,848	62,182

Comprehensive (loss) income
Net (loss) income	$(410)	$(36,764)	$10,803
Unrealized gain on investment in convertible notes (net of income taxes of $36)	93	—	—
Comprehensive (loss) income	$(317)	$(36,764)	$10,803
(1) Per share and share amounts for 2018 have been retroactively restated to give effect to the reverse recapitalization that is discussed in Note 3.
See Note 2 for impact of restatement
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2020	2019
Assets	(As Restated)	(As Restated)
Current assets:
Cash and cash equivalents	$134,451	$125,403
Prepaid expenses	5,549	4,151
Income taxes receivable	3,341	3,907
Investment in convertible notes (current)	—	11,000
Other current assets	8,643	7,034
Total current assets	151,984	151,495
Property and equipment, net	143,565	119,201
Other assets:
Route and customer acquisition costs, net	15,251	17,399
Location contracts acquired, net	167,734	166,783
Goodwill	45,754	34,511
Investment in convertible notes, less current portion	30,129	19,000
Deferred income tax asset	3,824	—
Other assets	2,000	928
Total noncurrent assets	264,692	238,621
Total assets	$560,241	$509,317
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of debt	$18,250	$15,000
Current portion of route and customer acquisition costs payable	1,608	1,700
Accrued location gaming expense	—	1,323
Accrued state gaming expense	—	7,119
Accounts payable and other accrued expenses	23,666	17,110
Accrued compensation and related expenses	5,853	2,401
Current portion of consideration payable	3,013	10,293
Total current liabilities	52,390	54,946
Long-term liabilities:
Debt, net of current maturities	321,891	334,692
Route and customer acquisition costs payable, less current portion	4,064	4,752
Consideration payable, less current portion	20,943	16,426
Contingent earnout share liability	33,069	61,478
Warrant liability	13	67,057
Deferred income tax liability	—	12,976
Total long-term liabilities	379,980	497,381
Stockholders’ equity (deficit):
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 93,379,508 shares issued and outstanding at December 31, 2020; 76,637,470 shares issued and outstanding at December 31, 2019	9	8
Additional paid-in capital	179,549	8,352
Accumulated other comprehensive income	93	—
Accumulated deficit	(51,780)	(51,370)
Total stockholders' equity (deficit)	127,871	(43,010)
Total liabilities and stockholders' equity (deficit)	$560,241	$509,317
See Note 2 for impact of restatement
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Note Receivable, Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount

Balance, January 1, 2018	58,459,396	$6	$75,801	—	$—	$(3,268)	$—	$(28,005)	$44,534
Repurchase of common and preferred stock	—	—	—	(694,726)	(3,343)	—	—	—	(3,343)
Exercise of common stock options	31,885	—	(782)	252,981	1,178	—	—	—	396
Receipt of stock previously issued pursuant to acquisition into treasury	—	—	—	(67,998)	(399)	—	—	—	(399)
Reclassification of contingent stock consideration	—	—	4,674	—	—	—	—	—	4,674
Settlement of note receivable issued	—	—	—	(802,137)	(3,268)	3,268	—	—	—
Stock-based compensation	—	—	453	—	—	—	—	—	453
Net income	—	—	—	—	—	—	—	10,803	10,803
Balance, December 31, 2018	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$—	$—	$(17,202)	$57,118
Exercise of common stock options	342,139	—	(4,299)	1,244,725	7,524	—	—	—	3,225
Exercise of warrants	3,229,295	—	3,165	46,409	227	—	—	—	3,392
Stock-based compensation	—	—	2,236	—	—	—	—	—	2,236
Contributed capital, professional service fees paid by shareholder	—	—	2,891	—	—	—	—	—	2,891
Effect of reverse recapitalization:
Shares exchanged for withholding on stock options and shares repurchased	—	—	—	(906,128)	(9,331)	—	—	—	(9,331)
Net equity deficit from reverse recapitalization [as restated]	14,574,755	2	(75,787)	926,874	7,412	—	—	—	(68,373)
Cumulative transition adjustment for adoption of Topic 606, net of taxes	—	—	—	—	—	—	—	2,596	2,596
Net loss [as restated]	—	—	—	—	—	—	—	(36,764)	(36,764)
Balance, December 31, 2019[as restated]	76,637,470	$8	$8,352	—	$—	$—	$—	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,666,636	—	19,924	—	—	—	—	—	19,924
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Exercise of common stock options	359,987	—	839	—	—	—	—	—	839
Exercise of warrants	510	—	4	—	—	—	—	—	4
Exchange of warrants for common stock [as restated]	5,581,890	—	54,471	—	—	—	—	—	54,471
Issuance of common stock, net	9,133,015	1	90,421	—	—	—	—	—	90,422
Unrealized gain on investment in convertible notes	—	—	—	—	—	—	93	—	93
Net loss [as restated]	—	—	—	—	—	—	—	(410)	(410)
Balance, December 31, 2020[as restated]	93,379,508	$9	$179,549	—	$—	$—	$93	$(51,780)	$127,871

See Note 2 for impact of restatement and see Note 4 for reverse recapitalization effects herein.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended 31,
	2020	2019	2018
Cash flows from operating activities:	(As Restated)	(As Restated)
Net (loss) income	$(410)	$(36,764)	$10,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,969	26,398	20,782
Amortization of route and customer acquisition costs and location contracts acquired	22,608	17,975	14,681
Amortization of debt issuance costs	2,064	655	394
Contributed capital, professional service fees paid by shareholder	—	2,891	—
Stock-based compensation	5,538	2,236	453
(Gain) loss on change in fair value of contingent earnout shares	(8,484)	9,837	—
(Gain) loss on change in fair value of warrants	(12,574)	21,063	—
Loss on disposal of property and equipment	47	100	61
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	910	342	516
Loss on debt extinguishment	—	1,141	—
Remeasurement of contingent consideration	(584)	6,723	852
Payments on consideration payable	(1,766)	—	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	2,030	1,623	912
Deferred income taxes	(16,836)	4,081	4,300
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(2,904)	(3,507)	(491)
Income taxes receivable	566	(1,804)	(1,436)
Route and customer acquisition costs	(603)	(5,438)	(3,719)
Route and customer acquisition costs payable	(780)	(1,342)	(956)
Accounts payable and accrued expenses	(16,876)	(899)	(1,749)
Accrued compensation and related expenses	3,452	494	(900)
Consideration payable	—	—	(196)
Other assets	(72)	(240)	36
Net cash (used in) provided by operating activities	$(3,705)	$45,565	$44,343
Cash flows from investing activities:
Purchases of property and equipment	(25,761)	(20,796)	(23,246)
Proceeds from the sale of property and equipment	394	121	1,173
Payments for location contracts acquired	—	—	(80)
Purchase of investment in convertible notes	—	(30,000)	—
Payments on consideration payable	(299)	—	—
Business and asset acquisitions, net of cash acquired	(35,769)	(100,857)	(51,394)
Net cash used in investing activities	$(61,435)	$(151,532)	$(73,547)
Cash flows from financing activities:
Proceeds from term loan	—	240,000	46,250
Payments on term loan	(12,000)	(115,625)	(11,625)
Proceeds from delayed draw term loans	65,000	169,000	75,000
Payments on delayed draw term loans	(5,438)	(159,000)	(59,000)
Net (payments on) proceeds from line of credit	(58,500)	(8,500)	3,000
Payments for debt issuance costs	(677)	(9,374)	(533)
Payments for repurchase of common shares	—	—	(3,343)
Proceeds from issuance of common stock, net	90,422	—	—
Proceeds from exercise of stock options and warrants	847	3,583	396
Payments on consideration payable	(5,448)	(2,321)	(814)
Payments on capital lease obligation	—	(531)	(3,276)
Net increase in outstanding checks in excess of bank balance	—	—	67
Proceeds from capital infusion in reverse recapitalization	—	27,030	—
Tax withholding on share-based payments	(18)	(5,121)	—
Net cash provided by financing activities	$74,188	$139,141	$46,122
Net increase in cash and cash equivalents	9,048	33,174	16,918
Cash and cash equivalents:
Beginning of year	125,403	92,229	75,311
End of year	$134,451	$125,403	$92,229

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:	(As Restated)	(As Restated)
Cash payments for:
Interest, net of amount of capitalized	$12,854	$12,024	$8,719
Income taxes paid	$—	$1,759	$1,594
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$14,992	$11,501	$2,243
Common stock offering costs in accounts payable and accrued liabilities	$364	$—	$—
Conversion of contingent earnout shares	$(19,924)	$—	$—
Reclassification of contingent stock consideration from liabilities to equity	$—	$—	$2,575
Acquisition of businesses and assets:
Total identifiable net assets acquired	$39,731	$119,178	$63,745
Less cash acquired	(716)	(8,861)	(3,633)
Less contingent consideration	(3,246)	(7,216)	(5,350)
Less promissory note	—	(2,244)	(3,368)
Cash purchase price	$35,769	$100,857	$51,394
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
Note 2. Restatement of Previously Issued Financial Statements
The Company has restated the accompanying audited consolidated financial statements for the years ended December 31, 2019 and 2020, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020, and September 30, 2020.
The restatement reflects adjustments to correct errors related to the accounting treatment of certain earn out arrangements and the public and private placement warrants (collectively, the “Warrants”) reflected as issued in our financial statements in connection with the 2019 merger accounted for as a reverse recapitalization with TPG Pace Holdings Corp., a special purpose acquisition company, that were previously presented as equity in the Company's consolidated balance sheets.
Because the number of Class A-1 common stock (the “contingent earnout shares”) the holder is entitled to under the agreement are dependent, in part, upon the occurrence of a change of control, which is not an input to the fair value of a fixed-for- fixed contract on equity shares, the Company determined that the contingent earnout share obligation should be presented as a liability and marked to fair value each period, not equity-classified as previously presented. The Company also concluded that Class A-2 common stock issued in the transaction does not represent an increase in equity due to the fact that such shares are not entitled to dividends, voting rights, or a stake in the Company in the case of liquidation. The restatement related to the accounting treatment of the contingent earnout shares was reported in the Company's previously issued financial statements and the adjustments to correct these errors are reflected in the “As Originally Restated” columns of the tables below.
Certain provisions in the Company's agreement for its Warrants precludes the Warrants from being accounted for as components of stockholders' equity (deficit) based on the guidance in ASC 815-40, including settlement provisions that change based on who is the holder of the Warrant. Therefore, the Warrants should have been recorded as liabilities on the consolidated

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

balance sheets. The Warrants should have been measured at fair value at inception (on the date of the reverse recapitalization) and at each subsequent reporting date. The adjustments to correct this error is reflected in the “As Restated” columns in the tables below.
Accordingly, the contingent earnout and Warrants are now reflected as liabilities at fair value on the Company’s consolidated balance sheets at December 31, 2020 and 2019, and the change in the fair value of such liabilities in each period are recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income. The contingent earnout liability and the Warrant liability do not constitute indebtedness of the Company and will only be satisfied, if earned, by settlement in the Company’s Class A-1 common stock in a non-cash transaction. The existence of contingent earnout shares and Warrants occurred as a result of the Company’s merger and reverse recapitalization occurring on November 20, 2019 and did not impact any reporting periods prior to the reverse recapitalization transaction.
When presenting diluted earnings (loss) per share in the Company’s Form 10-K for the years ended December 31, 2020 and 2019 and in the Company’s Form 10-Q filings for the 2020 quarterly periods, the shares issuable under the contingent earnout and Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the contingent earnout are contingently issuable shares that depend on future earnings or future market prices of the common stock or a change in control, the shares are excluded when computing diluted earnings (loss) per share unless the shares would be issuable if the reporting date was the end of the contingency period. Upon settlement, the shares issuable under the contingent earnout and Warrants are included in Class A-1 common stock in the Company’s basic EPS share count. Also, upon settlement, the respective liabilities would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.
The impact of these corrections to the applicable reporting periods for the financial statement line items impacted is as follows (in thousands, except per share data):
NC = No change to the "as reported" amounts

	December 31, 2020		December 31, 2019			March 31, 2020 (unaudited)
	As Reported	As Restated	As Reported	As Originally Restated	As Restated	As Reported	As Originally Restated	As Restated
Consolidated Balance Sheets:
Contingent earnout share liability	NC	NC	$—	$61,478	$61,478	$—	$24,912	$24,912
Warrant liability	$—	$13	$—	$—	$67,057	$—	$—	$34,453
Total long-term liabilities	$379,967	$379,980	$368,846	$430,324	$497,381	$418,905	$443,817	$478,270
A-2 Common Stock	NC	NC	$1	$—	$—	$1	$—	$—
Additional paid-in capital	$171,073	$179,549	$105,986	$54,346	$8,352	$107,046	$74,565	$28,572
Accumulated deficit	$(43,291)	$(51,780)	$(20,470)	$(30,307)	$(51,370)	$(22,436)	$(14,866)	$(3,326)
Total stockholders' equity (deficit)	$127,884	$127,871	$85,525	$24,047	$(43,010)	$84,619	$59,707	$25,254

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	June 30, 2020 (unaudited)			September 30, 2020 (unaudited)
	As Reported	As Originally Restated	As Restated	As Reported	As Originally Restated	As Restated
Consolidated Balance Sheets:
Warrant liability - current	$—	$—	$35,100	NC	NC	NC
Total current liabilities	$50,475	$—	$85,575	NC	NC	NC
Contingent earnout share liability	$—	$32,086	$32,086	$—	$35,684	$35,684
Warrant liability	$—	$—	$17,673	$—	$—	$13
Total long-term liabilities	$409,770	$441,856	$459,530	$354,017	$389,701	$389,715
A-2 Common Stock	$1	$—	$—	$1	$—	$—
Additional paid-in capital	$108,732	$76,251	$30,258	$189,524	$157,045	$165,520
Accumulated deficit	$(43,710)	$(43,314)	$(50,095)	$(31,567)	$(34,771)	$(43,260)
Total stockholders' equity (deficit)	$65,031	$32,945	$(19,829)	$157,967	$122,283	$122,269

	Year ended		Year ended
	December 31, 2020		December 31, 2019
	As Reported	As Restated	As Reported	As Originally Restated	As Restated
Consolidated Statement of Operations:
Amusement revenue	NC	NC	$5,912	$9,749	$9,749
ATM fees and other revenue	NC	NC	$7,837	$8,311	$8,311
Total net revenues	NC	NC	$424,385	$428,696	$428,696
Cost of revenue (exclusive of depreciation and amortization expense shown below)	NC	NC	$271,999	$282,008	$282,008
General and administrative	NC	NC	$75,028	$69,330	$69,330
Total operating expenses	NC	NC	$411,049	$415,360	$415,360
(Gain) loss on change in fair value of contingent earnout shares	NC	NC	$—	$9,837	$9,837
(Gain) loss on change in fair value of warrants	$—	$(12,574)	$—	$—	$21,063
(Loss) income before income tax (benefit) expense	$(29,902)	$(17,328)	$(665)	$(10,502)	$(31,565)
Net (loss) income	$(12,984)	$(410)	$(5,864)	$(15,701)	$(36,764)
(Loss) earnings per share:
Basic	$(0.16)	$—	$(0.09)	$(0.25)	$(0.59)
Diluted	$(0.16)	$(0.02)	$(0.09)	$(0.25)	$(0.59)

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended			Three Months Ended
	March 31, 2020 (unaudited)			June 30, 2020 (unaudited)
	As Reported	As Originally Restated	As Restated	As Reported	As Originally Restated	As Restated
Consolidated Statement of Operations:
Amusement revenue	$1,692	$2,831	$2,831	NC	NC	NC
ATM fees and other revenue	$1,961	$2,057	$2,057	NC	NC	NC
Total net revenues	$105,228	$106,463	$106,463	NC	NC	NC
Cost of revenue (exclusive of depreciation and amortization expense shown below)	$67,980	$70,708	$70,708	$—	$530	$530
General and administrative	$23,468	$21,975	$21,975	$10,451	$9,921	$9,921
Total operating expenses	$103,084	$104,320	$104,320	NC	NC	NC
(Gain) loss on change in fair value of contingent earnout shares	$—	$(17,406)	$(17,406)	$—	$7,174	$7,174
(Gain) loss on change in fair value of warrants	$—	$—	$(32,603)	$—	$—	$18,320
(Loss) income before income tax (benefit) expense	$(2,105)	$15,301	$47,904	$(26,329)	$(33,503)	$(51,823)
Net (loss) income	$(1,966)	$15,440	$48,043	$(21,274)	$(28,448)	$(46,768)
(Loss) earnings per share:
Basic	$(0.03)	$0.20	$0.62	$(0.27)	$(0.36)	$(0.60)
Diluted	$(0.03)	$0.20	$0.60	$(0.27)	$(0.36)	$(0.60)

	Six Months Ended			Three Months Ended
	June 30, 2020 (unaudited)			September 30, 2020 (unaudited)
	As Reported	As Originally Restated	As Restated	As Reported	As Originally Restated	As Restated
Consolidated Statements of Operations and Comprehensive (Loss) Income:
Amusement revenue	$1,952	$3,091	$3,091	$4,171	$3,031	$3,031
ATM fees and other revenue	$2,080	$2,177	$2,177	$2,526	$2,431	$2,431
Total net revenues	$105,607	$106,843	$106,843	$136,332	$135,097	$135,097
Cost of revenue (exclusive of depreciation and amortization expense shown below)	$67,980	$71,239	$71,239	$91,792	$90,556	$90,556
General and administrative	$33,919	$31,896	$31,896	$23,164	$23,164	$23,164
Total operating expenses	$127,303	$128,539	$128,539	$127,348	$126,113	$126,113
(Gain) loss on change in fair value of contingent earnout shares	$—	$(10,232)	$(10,232)	$—	$3,599	$3,599
(Gain) loss on change in fair value of warrants	$—	$—	$(14,283)	$—	$—	$1,710
(Loss) income before income tax (benefit) expense	$(28,434)	$(18,202)	$(3,919)	$5,550	$1,951	$241
Net (loss) income	$(23,240)	$(13,008)	$1,275	$12,143	$8,544	$6,834
Earnings (loss) per share:
Basic	$(0.30)	$(0.17)	$0.02	$0.15	$0.10	$0.08
Diluted	$(0.30)	$(0.17)	$0.01	$0.14	$0.10	$0.08

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended
	September 30, 2020 (unaudited)
	As Reported	As Originally Restated	As Restated
Consolidated Statements of Operations and Comprehensive (Loss) Income:
Amusement revenue	NC	NC	NC
ATM fees and other revenue	NC	NC	NC
Total net revenues	NC	NC	NC
Cost of revenue (exclusive of depreciation and amortization expense shown below)	NC	NC	NC
General and administrative	NC	NC	NC
Total operating expenses	NC	NC	NC
(Gain) loss on change in fair value of contingent earnout shares	$—	$(6,633)	$(6,633)
(Gain) loss on change in fair value of warrants	$—	$—	$(12,574)
(Loss) income before income tax (benefit) expense	$(22,885)	$(16,252)	$(3,678)
Net (loss) income	$(11,097)	$(4,464)	$8,109
Earnings (loss) per share:
Basic	$(0.14)	$(0.06)	$0.10
Diluted	$(0.14)	$(0.06)	$0.09
These errors had a non-cash impact, as such, the statement of cash flows for the years ended December 31, 2020 and 2019 reflect an adjustment to net (loss) income and a corresponding adjustment for the (gain) loss on the change in fair value of the contingent earnout shares and the change in fair value of the warrants.
The Company also identified certain adjustments to properly classify amusement revenue, ATM fees and other revenue, cost of revenue, and general and administrative expense for the periods presented. This adjustment was identified in the third quarter of 2020 and an adjustment was recorded for the three months ended September 30, 2020 to properly state the year to date results. These amounts are reflected in the “As Originally Restated” columns of the tables above.
The impacts for the December 31, 2019 period are reflected in the “As Originally Restated” columns of the tables above. The Company also corrected 2018 for these errors and concluded the impact was not material to the year ended December 31, 2018 financial statements. The result of these corrections was to increase amusement revenue by $2.8 million, increase ATM fees and other revenue by $0.3 million, increase cost of revenue by $7.0 million and decrease general and administrative by $3.9 million. The corrections did not impact total operating (loss) income or net (loss) income for the year ended December 31, 2018.
In Note 3, the Company corrected the impact of the disclosed change in estimate related to the useful lives of certain equipment where the effective tax rate had been inappropriately applied instead of the Company's statutory tax rate.
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
Use of estimates: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and warrants, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. The Company also estimated stock prices prior to the reverse recapitalization discussed in Note 3 when computing share-based compensation expense. Actual results may differ from those estimates.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Year ended
December 31, 2020
Decrease to depreciation expense	$7,704
Decrease to net loss	$5,509
Decrease to net loss per share	$0.07
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
Net gaming revenue is the net cash from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by the licensed gaming locations and is recognized at the time of gaming play. Additionally, taxes and administrative expenses due to the states in which the Company operates are recorded as net gaming revenue and cost of revenue.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Location contracts acquired: Location contracts acquired are accounted for as intangible assets and consist of expected cash flows to be generated from location contracts acquired through business and asset acquisitions. Location contracts acquired are amortized on a straight-line basis over the expected useful life of 10 years. Location contracts are tested for impairment when triggering events occur. If a triggering event were to occur, the Company compares the carrying amount of the location contracts to future undiscounted cash flows. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, an impairment loss is recorded based on the excess of the carrying amount over the fair value of the asset group.
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
Contingent earnout shares liability: The Company's A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the Company's A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income.
Warrant liability: The Company's Warrants are classified as a liability due to the fact that certain provisions preclude the Warrants from being accounted for as components of stockholders’ equity, including certain settlement provisions that differ based on the holder of the Warrants. The Warrants are measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The changes in fair value are recognized in the consolidated statement of operations and comprehensive (loss) income in the period of change.
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
The consideration paid to holders of Accel stock in connection with the reverse recapitalization and subject to the terms and conditions of the Transaction Agreement, consisted of a mix of consideration comprised of cash consideration equal to the number of shares of Accel stock for which such holder of Accel stock made a cash election multiplied by $177 per share (the “Purchase Price”) and share consideration comprised of a number of Class A-1 common stock equal to the number of shares of Accel Stock for which such holder of Accel Stock did not make a cash election multiplied by an exchange ratio calculated by dividing the Purchase Price by $10.30, which was the closing price of the common stock of TPG Pace Holdings Corp. on November 20, 2019. In addition, each holder of Accel stock that made a cash election with respect to less than 70% of its shares of Accel stock received its pro rata share, with such pro rata share determined with reference to a number of shares equal to 70% of such holder’s shares of Accel Stock less the number of shares of Accel stock with respect to which such holder made a cash election, of 2,444,444 Private Placement Warrants (as defined in Note 13), subject to the conditions set forth in a warrant agreement and 3,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
In connection with the reverse recapitalization, TPG Pace Holdings and its affiliates converted 7,500,000 of Class A-1 common stock, 4,888,889 Private Placement Warrants subject to the conditions set forth in the New Pace Warrant Agreement and 2,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
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
In accounting for the reverse recapitalization, the net equity deficit from the reverse recapitalization was $68.4 million as shown in the table below (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amount
TPG Holdings Corp cash balance, November 19, 2019	$429,952
Less redemption of Accel shares prior to reverse recapitalization	(413,733)
Cash balance prior to backstop equity financing	16,219
Plus funds from Investment Private Placement	48,038
Cash balance prior to consummation of the reverse recapitalization	64,257
Less adjustments to equity infusion:
Payment for sponsor loan	(4,000)
Less impact from issuance of contingent earnout shares	(51,641)
Less impact from issuance of warrants	(45,993)
Transaction costs related to the reverse recapitalization, net of tax	(31,006)
Net equity deficit prior to stock issuance	(68,383)
Impact of stock issued in reverse recapitalization	10
Net equity deficit from reverse recapitalization	(68,373)
Less impact from conversion of treasury stock and issuance of warrants	(7,414)
Net impact to additional paid-in-capital from reverse recapitalization	$(75,787)
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
Immediately after the reverse recapitalization, there were 76,637,470 Class A-1 common stock, 4,999,999 Class A-2 common stock, and 22,333,308 Warrants to purchase Class A-1 Common Stock issued and outstanding. Upon the closing, the Company's Class A-1 Common Stock and public warrants began trading on the New York Stock Exchange.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

	2020	2019	2018
Revenues	$327,090	$466,466	$409,142
Net (loss) income	(626)	(33,498)	16,098
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
Note 13. Warrant liability
As discussed in Note 4, 7,333,326 private placement warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “Private Placement Warrants”). As a part of the reverse recapitalization, 2,444,437 Private Placement Warrants were canceled and reissued under the same terms and conditions to Accel legacy stockholders. Each Private Placement Warrants expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
In 2017, 15,000,000 warrants to purchase shares of Class A-1 Common Stock were issued in connection with the formation of TPG Pace Holdings (“Public Warrants”). Each Public Warrant expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.

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
On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total 2019 Warrants outstanding. The Company accepted all such Private Placement Warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the Private Placement Warrants tendered.
Note 14. Fair Value Measurements
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Warrants	13	—	13	—
Total	$50,342	$—	$33,082	$17,260

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,327	$—	$—	$17,327
Contingent earnout shares	61,478	—	61,478	—
Warrants	67,057	44,250	22,807	—
Total	$145,862	$44,250	$84,285	$17,327
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Contingent earnout shares
The Company determines the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i.) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii.) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within (gain) loss on change in fair value of contingent earnout shares on the accompanying consolidated statements of operations and comprehensive (loss) income.
Warrants
The Company determines the fair value of its Public Warrants based on their trading price (ticker symbol ACEL.WS) on the NYSE and is considered to be a Level 1 fair value measurement. The Company initially determined the fair value of its Private Placement Warrants by using the fair value of its Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Beginning in the second quarter of 2020, the valuation of the Private Placement Warrants was based on the trading price of the Company's A-1 Common Stock divided by four as the holders of its outstanding Warrants were to receive 0.25 shares of Class A-1 Common Stock in exchange for each Warrant tendered. The Company's valuation of its Private Placement Warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the Warrants are included within (gain) loss on change in fair value of warrants on the accompanying consolidated statements of operations and comprehensive (loss) income.
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
Note 15. Stockholders’ Equity (Deficit)
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

Note 16. Gaming Terminal Fees
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
Note 17. Employee Benefit Plans
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
Note 18. Stock-based Compensation
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
Note 19. Income Taxes
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
A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total (benefit) expense is as follows (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2020	2019	2018
Computed “expected” tax (benefit) expense	$(3,639)	$(6,629)	$3,197
(Decrease) increase in income taxes resulting from:
State income taxes	(2,848)	1,634	1,219
Return-to-provision	(7,613)	(340)	—
Change in fair value of contingent earnout shares	(1,782)	2,066	—
Change in fair value of warrants	(2,640)	4,423	—
Permanently non-deductible transaction costs	485	2,079	—
Officer's compensation	—	1,991	—
Other permanent items	220	(16)	(264)
Enacted rate change	(6)	—	—
Other	905	(9)	270
Total income tax (benefit) expense	$(16,918)	$5,199	$4,422
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
Note 20. Commitments and Contingencies
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Note 21. Related-Party Transactions
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As previously mentioned, the Company completed an underwritten public offering of 8,000,000 shares of its Class A-1 common stock, pursuant to the terms of an Underwriting Agreement, dated September 23, 2020, with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein. The Raine Group, which employs a director of the Company, Gordon Rubenstein, was part of the underwriting group and was paid fees totaling $0.2 million (5.5% of underwriting fee which was 4.5% of $84 million). These payments were capitalized to additional paid-in-capital on the consolidated statements of stockholders' equity (deficit). The Raine Group also provided investment banking services and assisted the Company in the negotiations and consummation of the reverse recapitalization. The Company paid $11 million to the Raine Group in 2019.
Throughout the third quarter of 2019, one of the Company’s Class A Common Stockholders made payments on behalf of the Company directly to the Company’s independent registered public accounting firm for services rendered to the Company during the same period totaling $2.9 million. Such amounts are included as a component of other expenses, net in the Company’s consolidated statements of operations and comprehensive (loss) income and contributed capital in the consolidated statement of stockholders’ equity (deficit).
From time to time the Company entered into stock buy-back and cashless option conversion transactions in exchange for non-recourse stockholder notes for certain officers and employees of the Company. Prior to the reverse recapitalization described in Note 3, these balances were paid in full to the Company.
Note 22. Earnings Per Share
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2020	2019	2018
Net (loss) income	$(410)	$(36,764)	$10,803
Less: Net income applicable to contingently issuable shares	909	—	—
Net (loss) income on which diluted earnings per share is calculated	$(1,319)	$(36,764)	$10,803

Basic weighted average outstanding shares of common stock	83,045	61,848	57,621
Dilutive effect of stock-based awards for common stock	—	—	1,605
Dilutive effect of contingent earnout shares before conversion	68	—	—
Dilutive effect of stockholder notes receivable for common stock	—	—	407
Dilutive effect of warrants for common stock	—	—	2,549
Diluted weighted average outstanding shares of common stock	83,113	61,848	62,182

Earnings (loss) per share:
Basic	$—	$(0.59)	$0.19
Diluted	$(0.02)	$(0.59)	$0.17
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 7,224,134, 28,561,724, and 439,167 for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 23. Subsequent Events
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