Form 10-Q
period 2021-03-31
Accel Entertainment, Inc.
filed 2021-05-10
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Revenues:		(As Restated)
Net gaming	$140,464	$101,575
Amusement	4,049	2,831
ATM fees and other revenue	2,556	2,057
Total net revenues	147,069	106,463
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	98,891	70,708
General and administrative	24,475	21,975
Depreciation and amortization of property and equipment	5,989	4,867
Amortization of route and customer acquisition costs and location contracts acquired	6,106	5,565
Other expenses, net	2,053	1,205
Total operating expenses	137,514	104,320
Operating income	9,555	2,143
Interest expense, net	3,344	4,248
Loss (gain) on change in fair value of contingent earnout shares	2,797	(17,406)
Gain on change in fair value of warrants	—	(32,603)
Income before income tax expense (benefit)	3,414	47,904
Income tax expense (benefit)	1,913	(139)
Net income	$1,501	$48,043
Net income per common share:
Basic	$0.02	$0.62
Diluted	0.02	0.60
Weighted average number of shares outstanding:
Basic	93,471	78,003
Diluted	94,280	79,093

Comprehensive income
Net income	1,501	48,043
Unrealized gain on investment in convertible notes (net of income taxes of $187 and $0, respectively)	469	—
Comprehensive income	$1,970	$48,043
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	March 31,	December 31,
	2021	2020
Assets	(Unaudited)	(As Restated)
Current assets:
Cash and cash equivalents	$172,678	$134,451
Prepaid expenses	4,932	5,549
Income taxes receivable	—	3,341
Other current assets	10,173	8,643
Total current assets	187,783	151,984
Property and equipment, net	143,674	143,565
Other noncurrent assets:
Route and customer acquisition costs, net	15,346	15,251
Location contracts acquired, net	162,495	167,734
Goodwill	45,754	45,754
Investment in convertible notes, less current portion	30,786	30,129
Deferred income tax asset	1,937	3,824
Other assets	2,021	2,000
Total other noncurrent assets	258,339	264,692
Total assets	$589,796	$560,241
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$18,250
Current portion of route and customer acquisition costs payable	1,639	1,608
Accrued location gaming expense	2,667	—
Accrued state gaming expense	13,552	—
Accounts payable and other accrued expenses	10,575	23,666
Accrued compensation and related expenses	5,518	5,853
Current portion of consideration payable	4,041	3,013
Total current liabilities	56,242	52,390
Long-term liabilities:
Debt, net of current maturities	341,833	321,891
Route and customer acquisition costs payable, less current portion	4,137	4,064
Consideration payable, less current portion	20,270	20,943
Contingent earnout share liability	35,867	33,069
Warrant liability	13	13
Total long-term liabilities	402,120	379,980
Stockholders’ equity :
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized;93,379,508 shares issued and outstanding at March 31, 2021; 93,379,508 shares issued and outstanding at December 31, 2020	9	9
Additional paid-in capital	181,142	179,549
Accumulated other comprehensive income	562	93
Accumulated deficit	(50,279)	(51,780)
Total stockholders' equity	131,434	127,871
Total liabilities and equity	$589,796	$560,241
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021 [as restated]	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	$9	$181,142	$562	$(50,279)	$131,434

(In thousands, except shares)	Class A-1		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020 [as restated]	76,637,470	$8	$8,352	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	19,160	—	19,160
Stock-based compensation	—	—	1,060	—	1,060
Net income [as restated]	—	—	—	48,043	48,043
Balance, March 31, 2020 [as restated]	78,234,106	$8	$28,572	$(3,327)	$25,253
.
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:		(As Restated)
Net income	$1,501	$48,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,989	4,867
Amortization of route and customer acquisition costs and location contracts acquired	6,106	5,565
Amortization of debt issuance costs	504	472
Loss (gain) on change in fair value of contingent earnout shares	2,797	(17,406)
Gain on change in fair value of warrants	—	(32,603)
Stock-based compensation	1,593	1,060
Gain on disposal of property and equipment	(34)	(119)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	104	291
Remeasurement of contingent consideration	228	(2,744)
Payments on consideration payable	(89)	(1,520)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	615	604
Deferred income taxes	1,700	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(908)	656
Income taxes receivable	3,341	—
Route and customer acquisition costs	(650)	(426)
Route and customer acquisition costs payable	39	131
Accounts payable and accrued expenses	(886)	(10,868)
Accrued compensation and related expenses	(335)	(392)
Other assets	(29)	40
Net cash provided by (used in) operating activities	21,586	(4,349)
Cash flows from investing activities:
Purchases of property and equipment	(2,044)	(3,855)
Proceeds from the sale of property and equipment	65	121
Business and asset acquisitions, net of cash acquired	(483)	—
Net cash used in investing activities	(2,462)	(3,734)
Cash flows from financing activities:
Payments on term loan	(3,000)	(3,000)
Proceeds from delayed draw term loans	—	65,000
Payments on delayed draw term loans	(1,563)	(750)
Proceeds from line of credit	27,000	49,000
Payments on line of credit	(3,000)	(57,000)
Payments for debt issuance costs	—	(325)
Payments on consideration payable	(334)	(3,707)
Net cash provided by financing activities	19,103	49,218
Net increase in cash and cash equivalents	38,227	41,135
Cash and cash equivalents:
Beginning of period	134,451	125,403
End of period	$172,678	$166,538

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$3,008	$3,737
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$3,853	$7,290
Conversion of contingent earnout shares	$—	$19,160
Acquisition of businesses and assets:
Total identifiable net assets acquired	$483	$—
Cash purchase price	$483	$—
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc.'s (and together with its subsidiaries, the “Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012. Its terminal operator license allows the Company to install and operate video gaming terminals (“VGTs”) in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company also holds a license from the Pennsylvania Gaming Control Board. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations.
The Company operates 12,720 and 11,164 video gaming terminals across 2,470 and 2,353 locations in the State of Illinois as of March 31, 2021 and 2020, respectively.
The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the reverse recapitalization (see Note 13). The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of shares of Class A-1 Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, or (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response to the COVID-19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. This temporary shutdown of Illinois video gaming impacted 15 of the 91 gaming days (or 16% of gaming days) during the three months ended March 31, 2020. As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 90 gaming days (or 20% of gaming days) during the three months ended March 31, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations. During the initial shutdown in 2020, the Company furloughed a significant portion of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, the Company started reinstating

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown starting in November 2020, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows have been materially affected, and the Company expects these trends to continue for at least as long as COVID-19 is a threat to the public health. The situation is rapidly changing and additional impacts to the business may arise that the Company is not currently aware of and cannot reasonably anticipate.
As part of the Company's analysis of the financial reporting impacts of the COVID-19 outbreak, and corollary response in the State of Illinois, including the temporary shutdown of our gaming operations, the Company evaluated its goodwill and long-lived assets for potential impairment triggers as of March 31, 2021. No impairment losses were recorded. The Company will continue to monitor its assets for potential impairment losses in future periods. While the IGB has announced the resumption of all video gaming activities in all regions effective January 23, 2021, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. If this were to occur, the Company could recognize impairment losses which could be material.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Restatement of prior periods: The Company amended the condensed consolidated financial statements for the period ended March 31, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. Please see Note 2 to the consolidated financial statements in the Form 10-K for the facts and circumstance on the restatement.
Adopted accounting pronouncements: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplified the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the new standard in Q2 2020 (effective January 1, 2020) on a prospective basis. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements.
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and warrants, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
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
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company's fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, unless the Company disqualifies as an emerging growth company, in which case adoption in fiscal year 2021 will be required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its condensed consolidated financial statements.
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
On October 11, 2019, the Company purchased an additional $25.0 million note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, was payable in equal $1,000,000 monthly installments until all principal was repaid in full.
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
The carrying amount of the investment in the convertible notes approximates the fair value, in all material respects, as of March 31, 2021. The Company recognized an unrealized gain of $0.5 million, net of taxes, within comprehensive income for the

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

three months ended March 31, 2021. For more information on how the Company determined the fair value of the convertible notes, see Note 12.
Note 4. Property and Equipment
Property and equipment consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gaming terminals and equipment	$201,765	$197,533
Amusement and other equipment	23,428	23,049
Office equipment and furniture	1,562	1,526
Computer equipment and software	13,171	12,793
Leasehold improvements	1,981	1,707
Vehicles	9,898	9,430
Buildings and improvements	10,845	10,845
Land	911	911
Construction in progress	2,189	1,886
Total property and equipment	265,750	259,680
Less accumulated depreciation and amortization	(122,076)	(116,115)
Property and equipment, net	$143,674	$143,565
Depreciation and amortization of property and equipment amounted to $6.0 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $6.5 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $5.8 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively, of which approximately $1.6 million is included in current liabilities in the accompanying condensed consolidated balance sheets for each of March 31, 2021 and December 31, 2020. The route and customer acquisition cost asset was comprised of payments made on the contracts of $17.8 million and $17.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.6 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.
Route and customer acquisition costs consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cost	$27,759	$27,364
Accumulated amortization	(12,413)	(12,113)
Route and customer acquisition costs, net	$15,346	$15,251
Amortization expense of route and customer acquisition costs was $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cost	$226,428	$226,012
Accumulated amortization	(63,933)	(58,278)
Location contracts acquired, net	$162,495	$167,734
Amortization expense of location contracts acquired was $5.7 million and $5.1 million, during the three months ended March 31, 2021 and 2020, respectively.
Note 7. Goodwill
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $45.8 million as of March 31, 2021 and December 31, 2020, of which $36.5 million was deductible for tax purposes as of March 31, 2021.
As previously discussed in Note 1, the Company evaluated its goodwill for potential impairment triggers as of March 31, 2021. No impairment losses were recorded.
Note 8. Debt
The Company’s debt as of March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
2019 Senior Secured Credit Facility:
Revolving credit facility	$24,000	$—
Term Loan	225,000	228,000
Delayed Draw Term Loan (DDTL)	118,000	119,562
Total debt	367,000	347,562
Less: Debt issuance costs	(6,917)	(7,421)
Total debt, net of debt issuance costs	360,083	340,141
Less: Current maturities	(18,250)	(18,250)
Total debt, net of current maturities	$341,833	$321,891
2019 Senior Secured Credit Facility
On November 13, 2019, the Company entered into a credit agreement (the “Credit Agreement”) as borrower, with the Company and its wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
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
As of March 31, 2021, there remained approximately $76.0 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of their assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2021, the weighted-average interest rate was approximately 3.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50 bps floor) plus a margin of 2.75% , at the option of the Company.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and its future assumptions, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%. The Company incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement. The Company was in compliance with all debt covenants as of March 31, 2021. Given the Company's assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months.
Note 9. Business and Asset Acquisitions
2021 Business Acquisition
On March 2, 2021, the Company announced that it had entered into a securities purchase agreement, to acquire Century Gaming Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. The transaction was approved by the board of directors of each of the Company and Century, and is expected to close by the end of 2021, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction will be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of approximately 450,000 Accel shares.
2020 Business Acquisition
American Video Gaming
On December 30, 2020, the Company acquired American Video Gaming, LLC, and Erickson Amusements, Inc. (collectively referred to as "AVG"), a terminal operator licensed by the Illinois Gaming Board. AVG had 267 VGTs in 49 licensed establishments. The Company completed this transaction in order to expand its presence within the State of Illinois.
The acquisition aggregate purchase consideration transferred totaled $32.0 million, which included i) cash paid at closing of $30.5 million and ii) contingent purchase consideration with an estimated fair value of $1.5 million. The contingent consideration potentially represents two installment payments, as follows i.) $0.9 million if the acquired locations meet certain base performance criteria and ii.) an additional $1.4 million if the acquired locations meet additional performance criteria. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using AVG’s weighted average cost of capital. The fair value of the contingent consideration is included within consideration payable on the condensed consolidated balance sheets.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. The Company's purchase price allocation was finalized at the end of 2020 and the AVG acquisition resulted in goodwill of $11.2 million.
The condensed consolidated statements of operations and comprehensive income include $3.2 million of revenue and $0.2 million of net income attributable to AVG for the three months ended March 31, 2021.
Tom's Amusements
On July 22, 2020 (the “Closing Date”), the Company acquired Tom’s Amusement Company, Inc., (“Tom's Amusements”) a southeastern U.S. gaming and amusement operator and Master Licensee in the state of Georgia. The total purchase price was $3.6 million, of which the Company paid $2.1 million in cash at closing. The remaining $1.5 million of contingent consideration payables are to be paid in cash on the 18-month and 24-month anniversaries of the Closing Date. The amount of each payment is $750,000 multiplied by a performance ratio. The fair value of the contingent consideration was $1.5 million as of March 31, 2021 and is included within consideration payable on the condensed consolidated balance sheets. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
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
The condensed consolidated statements of operations and comprehensive income include $0.9 million of revenue and $0.6 million of net loss attributable to Tom's Amusements for the three months ended March 31, 2021.
2020 Asset Acquisition
On August 6, 2020, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Operators, Inc. terminal use agreements and equipment representing the operations of 13 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration of $4.0 million consisted of: i) cash payment of $3.7 million paid at closing and; ii) deferred payment of $0.3 million which was payable 90-days from the closing date. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $0.6 million and; ii) location contracts totaling $3.4 million.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2020 as if the acquisitions of AVG and Tom's Amusements had occurred as of January 1, 2019, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2019. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Three months ended
March 31, 2020
Revenues	$110,423
Net income	49,046
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
TAV	$490	$3,078	$490	$3,206
Fair Share Gaming	1,232	566	1,096	523
Family Amusement	394	2,536	391	2,609
Skyhigh	722	5,873	601	5,789
G3	387	62	355	100
Grand River	—	5,922	—	5,755
IGS	80	—	80	—
Tom's Amusements	736	727	—	1,455
AVG	—	1,506	—	1,506
Total	$4,041	$20,270	$3,013	$20,943
Note 10. Contingent Earnout Share Liability
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
In November of 2019, 5,000,000 shares of Class A-2 Common Stock were issued, subject to the conditions set forth in a restricted stock agreement (the “Restricted Stock Agreement”), which sets forth the terms upon which the Class A-2 Common Stock will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Common Stock. The exchange of Class A-2 Common Stock for Class A-1 Common Stock will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:
•Tranche I, equal to 1,666,666 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the EBITDA for the last twelve months (“LTM EBITDA”) of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2021, March 31, 2022 or June 30, 2022 equals or exceeds $132 million or (ii) the closing sale price of Class A-1 Common Stock on the New York Stock Exchange (“NYSE”) equals or exceeds $12.00 for at least twenty trading days in any consecutive thirty trading day period;

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

•Tranche II, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2022, March 31, 2023 or June 30, 2023 equals or exceeds $152 million or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2023, March 31, 2024 or June 30, 2024 equals or exceeds $172 million or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.
On January 14, 2020, the market condition for the settlement of Tranche I was satisfied. However, no stockholder is permitted to own more than 4.99% of the issued and outstanding Class A-1 Common Stock after the settlement unless obtaining required gaming approvals from the applicable gaming authorities. In connection with the settlement, no gaming approvals were obtained. As a result, only 1,666,636 shares of the 1,666,666 shares of Class A-2 Common Stock were converted into Class A-1 Common Stock.
Note 11. Warrant liability
In November of 2019, 7,333,326 warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “Private Placement Warrants”). As a part of the reverse recapitalization, 2,444,437 Private Placement Warrants were canceled and reissued under the same terms and conditions to Accel legacy stockholders. Each warrant expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
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
On July 16, 2020, the Company consummated the redemption of its Public Warrants. The Company exchanged each Public Warrant for 0.25 shares of the Company’s Class A-1 Common Stock and issued 3,784,416 shares of its Class A-1 Common Stock in exchange for the Public Warrants at settlement of the redemption. The exchange was an equitable exchange at fair value and was accounted for as a capital transaction. On July 22, 2020, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the NYSE suspended trading in, and had determined to commence proceedings to delist, the Company’s Public Warrants to purchase shares of the Company’s Class A-1 Common Stock (ticker symbol ACEL.WS) from the NYSE. The delisting was a result of the failure of the Public Warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security.
On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total Private Placement Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered.

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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,786	$—	$—	$30,786

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,129	$—	$—	$30,129

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Investment in convertible notes
The Company engaged a third-party firm to assist it in determining the fair value of its investment in convertible notes. The valuation utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,812	$—	$—	$17,812
Contingent earnout shares	35,867	—	35,867	—
Warrants	13	—	13	—
Total	$53,692	$—	$35,880	$17,812

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Warrants	13	—	13	—
Total	$50,342	$—	$33,082	$17,260
Contingent Consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

number of locations that “go live” with the Company during the contingent consideration period. A hypothetical 1% increase in the applicable discount rate would decrease other expenses, net by approximately $0.1 million while a hypothetical 1% decrease in the applicable discount rate would increase other expenses, net by approximately $0.1 million. The valuation of the Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying condensed consolidated statements of operations and comprehensive income.
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations and comprehensive income
Warrants
The Company determined the fair value of its Public Warrants based on their closing price (ticker symbol ACEL.WS) on the NYSE and is considered to be a Level 1 fair value measurement. The Company determines the fair value of its Private Placement Warrants by using the fair value of its Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its Private Placement Warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income.
Note 13. Stockholders’ Equity
On November 20, 2019, the Company, consummated a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on November 20, 2019 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the shares issued and outstanding prior to November 20, 2019 to give effect to the exchange ratio used to determine the number of shares of Class A-1 Common Stock into which they were converted. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares
Class A-1 Common Stock
The holders of the Class A-1 Common Stock are entitled to one vote for each share. The holders of Class A-1 Common Stock are entitled to receive dividends or other distributions when and if declared from time to time and share equally on a per share basis in such dividends and distributions subject to such rights of the holders of preferred stock.
On September 28, 2020, the Company completed an underwritten public offering (the “Offering”) of 8,000,000 shares of its Class A-1 Common Stock (par value $0.0001 per share) at a price of $10.50 per share for a total offering size of $84.0 million. The Company received net proceeds from the Offering of approximately $78.7 million (net of underwriting discounts and commissions). The Company incurred offering costs totaling $5.3 million which have been capitalized to additional paid-in capital. The Offering also granted the underwriters an option to purchase up to 1,200,000 additional shares of Class A-1 Common Stock at the public offering price of $10.50 less the underwriting discount, exercisable at any time within 30 days of September 23, 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 14. Stock-based Compensation
The Company grants various types of stock-based awards. Stock-based compensation awards granted are valued on the date of grant and are expensed over the required service period.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company granted 0.2 million options to eligible officers and employees of the Company during the first quarter of 2021, which shall vest over a period of 4 years. Also in the first quarter of 2021, the Company issued 0.4 million restricted stock units (“RSUs”) to the board of directors and certain employees, which shall vest over a period of 4 years for employees and a period of approximately 9 months for board of directors. The estimated grant date fair value of these options and RSUs totaled $5.6 million.
Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $1.6 million and $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized an income tax expense of $1.9 million for the three months ended March 31, 2021 compared to an income tax benefit of $0.1 million for the three months ended March 31, 2020.
The Company calculates its provision for (benefit from) income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 56.0% and (0.3)% for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and authorizes more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The Company was eligible for certain credits of the relief programs under the CARES Act and has recorded a receivable of $1.1 million on its condensed consolidated balance sheets. The Company will continue to monitor the situation and evaluate any additional future legislation.
Note 16. Commitments and Contingencies
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to employee matters, employment of professionals and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
Note 17. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), Tom's Amusements and AVG, the sellers became employees of the Company. Consideration payable to the Fair Share seller was $1.8 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.1 million and $0.2 during the three months ended March 31, 2021 and 2020. Consideration payable to the G3 sellers was $0.4 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively. Payments to the G3 seller under the acquisition agreement were $0.0 million and $2.5 million during the three months ended March 31, 2021 and March 31, 2020, respectively. Consideration payable to the Tom's Amusements seller was $1.5 million as of both March 31, 2021 and December 31, 2020. There were no payments to the Tom's Amusements seller during the three months ended March 31, 2021. Consideration payable to the AVG seller was $1.5 million as of both March 31, 2021 and December 31, 2020. There were no payments to the AVG seller during the three months ended March 31, 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the three months ended March 31, 2021 and 2020, Accel paid Much Shelist $0.1 million, and less than $0.1 million, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net income	$1,501	$48,043
Less: Net income applicable to contingently issuable shares	—	798
Net income on which diluted earnings per share is calculated	$1,501	$47,245

Basic weighted average outstanding shares of common stock	93,471	78,003
Dilutive effect of stock-based awards for common stock	809	862
Dilutive effect of contingent earnout shares before conversion	—	228
Diluted weighted average outstanding shares of common stock	94,280	79,093

Earnings per share:
Basic	$0.02	$0.62
Diluted	$0.02	$0.60
Anti-dilutive stock-based awards, contingent earnout shares and Warrants excluded from the calculations of diluted EPS were 5,359,661 and 28,217,335 for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “Form 10-K”). This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a license from the Pennsylvania Gaming Control Board. In July 2020, the Georgia Lottery Corporation approved one of our consolidated subsidiaries as a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. We operate 12,720 video gaming terminals across 2,470 locations in the State of Illinois as of March 31, 2021.
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
In addition to our VGT business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our VGT business by offering a “one-stop” source of additional equipment for our licensed establishment partners.
Impact of COVID-19
The COVID-19 outbreak continues to have a significant impact on global markets as a result of supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.

In response to the initial COVID19 outbreak in early 2020, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. This temporary shutdown of Illinois video gaming impacted 15 of the 91 gaming days (or 16% of gaming days) during the three months ended March 31, 2020. In light of these events and their effect on our employees and licensed establishment partners, we took action to reduce our monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, we started reinstating employees from furlough in order to properly resume operations.
As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 90 gaming days (or 20% of gaming days) during the three months ended March 31, 2021. During this second shutdown, we furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, our revenues, results of operations and cash flows have been materially affected. The situation is rapidly changing and additional impacts to the business and financial results may arise that we are not aware of currently.
While the IGB has announced the resumption of all video gaming activities, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. Under the guidelines provided by the Illinois Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. The IGB has issued restrictions for the gaming area in that masks must be worn at all times and capacity is limited to one person per VGT. We will continue to monitor the situation and its potential impact on our operations.
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
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) a 34% tax on net video gaming revenue (such tax increased from 33% beginning on July 1, 2020) that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected, (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) licenses and permits required for the operation of VGTs and other equipment.
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
Income tax expense (benefit)
Income tax expense (benefit) consists mainly of taxes (receivable) payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended March 31, 2021 and 2020:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020	Change ($)	Change (%)
Revenues:		(As Restated)
Net gaming	$140,464	$101,575	$38,889	38.3%
Amusement	4,049	2,831	1,218	43.0%
ATM fees and other revenue	2,556	2,057	499	24.3%
Total revenues	147,069	106,463	40,606	38.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	98,891	70,708	28,183	39.9%
General and administrative	24,475	21,975	2,500	11.4%
Depreciation and amortization of property and equipment	5,989	4,867	1,122	23.1%
Amortization of route and customer acquisition costs and location contracts acquired	6,106	5,565	541	9.7%
Other expenses, net	2,053	1,205	848	70.4%
Total operating expenses	137,514	104,320	33,194	31.8%
Operating income	9,555	2,143	7,412	345.9%
Interest expense, net	3,344	4,248	(904)	(21.3)%
Loss (gain) on change in fair value of contingent earnout shares	2,797	(17,406)	20,203	(116.1)%
Gain on change in fair value of warrants	—	(32,603)	32,603	(100.0)%
Income before income tax expense (benefit)	3,414	47,904	(44,490)	(92.9)%
Income tax expense (benefit)	1,913	(139)	2,052	(1,476.3)%
Net income	$1,501	$48,043	$(46,542)	(96.9)%

Revenues
Total revenues for the three months ended March 31, 2021 were $147.1 million, an increase of $40.6 million, or 38.1%, compared to the prior year period. This increase was driven by an increase in net video gaming revenue of $38.9 million, or 38.3%, an increase in amusement revenue of $1.2 million, or 43.0% and an increase in ATM fees and other revenue of $0.5 million, or 24.3%. Increase in gaming revenue is attributable to an increase in gaming terminals and locations, as well as, an increase in location hold-per-day which is driven by higher bet limit software, the addition of a 6th VGT and higher demand.
Cost of revenue
Total cost of revenue for the three months ended March 31, 2021 increased $28.2 million, or 39.9%, compared to the prior year period due primarily to the increase in net gaming revenue and an increase in the gaming tax from 33% to 34% on July 1, 2020.
General and administrative
Total general and administrative expenses for the three months ended March 31, 2021 were $24.5 million, an increase of $2.5 million, or 11.4%, compared to the prior year period. The increase was attributable to higher non-variable payroll-related costs of $1.9 million as we continue to grow our operations and higher stock-based compensation expense of $0.5 million.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2021 was $6.0 million, an increase of $1.1 million, or 23.1%, compared to the prior year period due to an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended March 31, 2021 was $6.1 million, an increase of $0.5 million, or 9.7%, compared to the prior year period. The increase is primarily attributable to our business and asset acquisitions and their related performance.
Other expenses, net
Other expenses, net for the three months ended March 31, 2021 were $2.1 million, an increase of $0.8 million, or 70.4%, compared to the prior year period due to larger fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by lower non-recurring, one-time expenses primarily attributable to non-capitalizable public offering costs incurred in the first quarter of 2020.

Interest expense, net
Interest expense, net for the three months ended March 31, 2021 was $3.3 million, an increase of $0.9 million, or 21.3%, compared to the prior year period primarily due to an increase in borrowings, partially offset by lower rates and interest income on the convertible notes. For the three months ended March 31, 2021, the weighted average interest rate was approximately 3.3% compared to a rate of approximately 4.1% for the prior year period.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended March 31, 2021 was $2.8 million, a decrease of $20.2 million, or 116.1%, compared to the prior-year which had a gain of $17.4 million. The decrease was primarily due to the change in the market value of our A-1 common stock which is the primary input to the valuation of the contingent earnout shares.
Gain on change in fair value of warrants
Gain on change in fair value of warrants for the three months ended March 31, 2020 was $32.6 million. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the warrants for the three months ended March 31, 2021.
Income tax expense (benefit)
Income tax expense for the three months ended March 31, 2021 was $1.9 million, an increase of $2.1 million, or 1,476.3%, compared to the prior year period. The effective tax rate for the three months ended March 31, 2021 was 56.0% compared to (0.3)% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items.
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
The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of March 31, respectively:

	As of March 31,		Increase / (Decrease)
	2021	2020	Change $	Change %
Licensed establishments	2,470	2,353	117	5.0%
Video gaming terminals	12,720	11,164	1,556	13.9%
Average remaining contract term (years)	6.7	7.0	(0.3)	(4.3)%
The following table sets forth information with respect to Accel’s location hold-per-day for the three months ended March 31, respectively:

	March 31,		Increase / (Decrease)
	2021	2020	Change $	Change %
Location hold-per-day - for the three months ended (1)	$784	$572	$212	37.1%
(1) Location hold-per-day for the three months ended March 31, 2021 is computed based on 72-eligible days of gaming (excludes 18 non-gaming days due to the IGB mandated COVID-19 shutdown). Location hold-per-day for the three months ended March 31, 2020 is computed based on 76-eligible days of gaming (excludes 15 non-gaming days due to the IGB mandated COVID-19 shutdown)
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

Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net income	$1,501	$48,043
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired (1)	6,106	5,565
Stock-based compensation (2)	1,593	1,060
Loss (gain) on change in fair value of contingent earnout shares (3)	2,797	(17,406)
Gain on change in fair value of warrants(4)	—	(32,603)
Other expenses, net (5)	2,053	1,205
Tax effect of adjustments (6)	(2,993)	(467)
Adjusted net income	$11,057	$5,397
Depreciation and amortization of property and equipment	5,989	4,867
Interest expense, net	3,344	4,248
Emerging markets (7)	517	—
Income tax expense	4,906	328
Adjusted EBITDA	$25,813	$14,840
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
(3)    Loss (gain) on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, shares of Class A-2 Common Stock convert to Class A-1 Common Stock resulting in a non-cash settlement of the obligation.
(4)    Gain on change in fair value of warrants represents a non-cash fair value adjustment at each reporting period end related to the value of these warrants.
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
Adjusted EBITDA for the three months ended March 31, 2021, was $25.8 million, an increase of $11.0 million, or 73.9%, compared to the prior year period. The increase was attributable to an increase in the number of licensed establishments, VGTs, and location hold-per-day.
Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of March 31, 2021, Accel had $172.7 million in cash and cash equivalents.
In response to the decision by the IGB to shut down all VGTs across the State of Illinois due to the COVID-19 outbreak, we took action in the first quarter of 2020 to reduce our projected monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations. The actions taken include furloughing approximately 90% our employees and deferring certain payments to major vendors. Additionally, members of our management team decided to voluntarily forgo their salaries until the resumption of video gaming operations. We also borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
2019 Senior Secured Credit Facility
On November 13, 2019, we entered into a credit agreement (the “Credit Agreement”) as borrower, with Accel and our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
As of March 31, 2021, there remained approximately $76.0 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by Accel and our wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries by us will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of our assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2021, the weighted-average interest rate was approximately 3.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. Accel is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of Accel and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50bps floor) plus a margin of 2.75% , at our option.
The additional term loan facility was available for borrowing until November 13, 2020. Each of the revolving loans and the term loans mature on November 13, 2024.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%. We were in compliance with all debt covenants as of March 31, 2021. Given our assumptions about the future impact of COVID-19 on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net cash provided by (used in ) operating activities	$21,586	$(4,349)
Net cash used in investing activities	(2,462)	(3,734)
Net cash provided by financing activities	19,103	49,218
Net cash provided by (used in) operating activities
For the three months ended March 31, 2021, net cash provided by (used in) operating activities was $21.6 million, an increase of $25.9 million over the comparable period. We had favorable fair value adjustments on our contingent earnout shares and warrants, favorable remeasurements on contingent consideration and experienced an increase in working capital adjustments, partially offset by lower net income.
Net cash used in investing activities
For the three months ended March 31, 2021, net cash used in investing activities was $2.5 million, a decrease of $1.3 million over the comparable period and was primarily attributable to less cash used for the purchases of property and equipment.

Net cash provided by financing activities
For the three months ended March 31, 2021, net cash provided by financing activities was $19.1 million, a decrease of $30.1 million over the comparable period. The decrease was primarily due to a decrease in net borrowings on our credit facility and lower payments on consideration payable.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Form 10-K that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $367.0 million as of March 31, 2021. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.7 million annually, assuming the balance outstanding under Accel’s credit facility remained at $367.0 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2021, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Form 10-K were still present as of March 31, 2021 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Form 10-K.

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
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10 million. The parties are engaging in discovery. We are in the process of defending this lawsuit and have not accrued any amounts as losses related to this suit are not probable or reasonably estimable.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. Risk Factors in our Form 10-K and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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

10.21* **	Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc., and Mark Phelan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)
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