Form 10-Q
period 2021-06-30
Accel Entertainment, Inc.
filed 2021-08-04
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2021, there were 93,842,962 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:		(As Restated)		(As Restated)
Net gaming	$194,434	$—	$334,898	$101,575
Amusement	4,279	260	8,328	3,091
ATM fees and other revenue	3,261	119	5,817	2,177
Total net revenues	201,974	379	349,043	106,843
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	135,772	530	234,663	71,239
General and administrative	26,113	9,921	50,588	31,896
Depreciation and amortization of property and equipment	6,313	5,071	12,302	9,938
Amortization of route and customer acquisition costs and location contracts acquired	6,162	5,565	12,268	11,130
Other expenses, net	2,687	3,132	4,740	4,336
Total operating expenses	177,047	24,219	314,561	128,539
Operating income (loss)	24,927	(23,840)	34,482	(21,696)
Interest expense, net	3,376	2,489	6,720	6,738
Loss (gain) on change in fair value of contingent earnout shares	3,182	7,174	5,979	(10,232)
Loss (gain) on change in fair value of warrants	—	18,320	—	(14,283)
Income (loss) before income tax expense (benefit)	18,369	(51,823)	21,783	(3,919)
Income tax expense (benefit)	5,924	(5,055)	7,837	(5,194)
Net income (loss)	$12,445	$(46,768)	$13,946	$1,275
Net income (loss) per common share:
Basic	$0.13	$(0.60)	$0.15	$0.02
Diluted	0.13	(0.60)	0.15	0.01
Weighted average number of shares outstanding:
Basic	93,617	78,317	93,452	78,161
Diluted	94,668	78,317	94,382	79,079

Comprehensive income (loss)
Net income (loss)	12,445	(46,768)	13,946	1,275
Unrealized gain on investment in convertible notes (net of income taxes of $2,073 and $2,260, respectively)	5,204	—	5,673	—
Comprehensive income (loss)	$17,649	$(46,768)	$19,619	$1,275
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	June 30,	December 31,
	2021	2020
Assets	(Unaudited)	(As Restated)
Current assets:
Cash and cash equivalents	$178,508	$134,451
Prepaid expenses	6,087	5,549
Income taxes receivable	—	3,341
Other current assets	11,216	8,643
Total current assets	195,811	151,984
Property and equipment, net	144,688	143,565
Other noncurrent assets:
Route and customer acquisition costs, net	15,555	15,251
Location contracts acquired, net	158,051	167,734
Goodwill	45,754	45,754
Investment in convertible notes	38,063	30,129
Deferred income tax asset	—	3,824
Other assets	2,926	2,000
Total other noncurrent assets	260,349	264,692
Total assets	$600,848	$560,241
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$18,250
Current portion of route and customer acquisition costs payable	2,030	1,608
Accrued location gaming expense	2,375	—
Accrued state gaming expense	10,677	—
Accounts payable and other accrued expenses	10,702	23,666
Accrued compensation and related expenses	7,328	5,853
Current portion of consideration payable	6,646	3,013
Total current liabilities	58,008	52,390
Long-term liabilities:
Debt, net of current maturities	326,775	321,891
Route and customer acquisition costs payable, less current portion	3,618	4,064
Consideration payable, less current portion	19,102	20,943
Contingent earnout share liability	39,049	33,069
Warrant liability	13	13
Deferred income tax liability	2,367	—
Total long-term liabilities	390,924	379,980
Stockholders’ equity :
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 93,660,753 shares issued and outstanding at June 30, 2021; 93,379,508 shares issued and outstanding at December 31, 2020	9	9
Additional paid-in capital	183,975	179,549
Accumulated other comprehensive income	5,766	93
Accumulated deficit	(37,834)	(51,780)
Total stockholders' equity	151,916	127,871
Total liabilities and stockholders' equity	$600,848	$560,241
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021 [as restated]	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	9	181,142	562	(50,279)	131,434
Exercise of common stock options	281,245	—	685	—	—	685
Stock-based compensation	—	—	2,148	—	—	2,148
Unrealized gain on investment in convertible notes	—	—	—	5,204	—	5,204
Net income	—	—	—	—	12,445	12,445
Balance, June 30, 2021	93,660,753	$9	$183,975	$5,766	$(37,834)	$151,916

(In thousands, except shares)	Class A-1		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2020 [as restated]	76,637,470	$8	$8,352	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	19,160	—	19,160
Stock-based compensation	—	—	1,060	—	1,060
Net income [as restated]	—	—	—	48,043	48,043
Balance, March 31, 2020 [as restated]	78,234,106	8	28,572	(3,327)	25,253
Exercise of common stock options	148,299	—	359	—	359
Stock-based compensation	—	—	1,327	—	1,327
Net loss [as restated]	—	—	—	(46,768)	(46,768)
Balance, June 30, 2020 [as restated]	78,382,405	$8	$30,258	$(50,095)	$(19,829)
.
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:		(As Restated)
Net income	$13,946	$1,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,302	9,938
Amortization of route and customer acquisition costs and location contracts acquired	12,268	11,130
Amortization of debt issuance costs	1,009	936
Loss (gain) on change in fair value of contingent earnout shares	5,979	(10,232)
Gain on change in fair value of warrants	—	(14,283)
Stock-based compensation	3,741	2,387
Loss on disposal of property and equipment	372	93
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	162	611
Remeasurement of contingent consideration	1,766	(2,432)
Payments on consideration payable	(293)	(1,548)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,252	1,078
Deferred income taxes	3,930	(5,195)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,111)	1,105
Income taxes receivable	3,341	—
Route and customer acquisition costs	(1,393)	(585)
Route and customer acquisition costs payable	(154)	(69)
Accounts payable and accrued expenses	(2,509)	(10,927)
Accrued compensation and related expenses	1,475	(392)
Other assets	75	(174)
Net cash provided by (used in) operating activities	54,158	(17,284)
Cash flows from investing activities:
Purchases of property and equipment	(10,938)	(4,123)
Proceeds from the sale of property and equipment	414	121
Business and asset acquisitions, net of cash acquired	(3,234)	—
Net cash used in investing activities	(13,758)	(4,002)
Cash flows from financing activities:
Payments on term loan	(6,000)	(6,000)
Proceeds from delayed draw term loans	—	65,000
Payments on delayed draw term loans	(3,125)	(2,313)
Proceeds from line of credit	42,000	49,000
Payments on line of credit	(29,000)	(57,000)
Payments for debt issuance costs	—	(325)
Proceeds from exercise of stock options and warrants	685	359
Payments on consideration payable	(903)	(4,004)
Net cash provided by financing activities	3,657	44,717
Net increase in cash and cash equivalents	44,057	23,431
Cash and cash equivalents:
Beginning of period	134,451	125,403
End of period	$178,508	$148,834

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net of amount of capitalized	$6,049	$6,678
Income taxes	$651	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$2,608	$10,586
Conversion of contingent earnout shares	$—	$19,160
Acquisition of businesses and assets:
Total identifiable net assets acquired	$3,334	$—
Less consideration payable	(100)	0
Cash purchase price	$3,234	$—
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
The Company operates 13,177 and 11,108 video gaming terminals across 2,527 and 2,335 locations in the State of Illinois as of June 30, 2021 and 2020, respectively.
The Company is an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of a reverse recapitalization that occurred on November 20, 2019. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company expects to remain an EGC until December 31, 2022.
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response to the COVID-19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. This temporary shutdown of Illinois video gaming impacted all of the gaming days during the three months ended June 30, 2020, and 106 of the 182 gaming days (or 58% of gaming days) during the six months ended June 30, 2020. As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 181 gaming days (or 10% of gaming days) during the six months ended June 30, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations. During the initial shutdown in 2020, the Company furloughed a significant portion of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown starting in November 2020, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As a result of these developments, the Company's revenues, results of operations and cash flows have been materially affected. The situation is changing and additional impacts from COVID-19 and its variant strains on the business and financial results may arise that the Company is not aware of currently and cannot reasonably anticipate.
While the IGB has announced the resumption of all video gaming activities in all regions effective January 23, 2021, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19, particularly in light of variant strains of the virus, or other events. If this were to occur, the Company could recognize impairment losses which could be material.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 3 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Restatements of prior periods: The Company amended the condensed consolidated financial statements for the periods ended June 30, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. Please see Note 2 to the consolidated financial statements in the Form 10-K for the facts and circumstance on the restatements.
Adopted accounting pronouncements: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplified the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the new standard in the second quarter of 2020 (effective January 1, 2020) on a prospective basis. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements.
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
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Based on its EGC status, the Company expects the new standard will be effective for the Company's fiscal year beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing impact of the standard on its condensed consolidated financial statements.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.
Note 3. Investment in Convertible Notes
On July 19, 2019, the Company entered into an agreement to purchase up to $30.0 million in convertible promissory notes from another terminal operator that bear interest at 3% per annum. The Company has the option of converting the notes to common stock of the terminal operator prior to the maturity date. At closing, the Company purchased a $5.0 million convertible promissory note which is subordinated to the terminal operator’s credit facility and matures six months following the satisfaction of administrative conditions.
On October 11, 2019, the Company purchased an additional $25.0 million convertible promissory note which is also subordinated to the terminal operator’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, was payable in equal $1,000,000 monthly installments until all principal was repaid in full.
On July 30, 2020, the Company and the terminal operator entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible promissory notes from the terminal operator. The Amendment, among other things, extended the maturity date of the $5.0 million convertible promissory note and the beginning of the payback period for the $25.0 million convertible promissory note until December 31, 2020.
On March 9, 2021, the Company and the terminal operator entered into the Second Omnibus Amendment (the “Second Amendment”) to both of the convertible promissory notes and the agreement to purchase the convertible promissory notes. The Second Amendment, among other things, extends the December 31, 2020 maturity and conversion feature of the $5.0 million convertible promissory note to December 31, 2021, the maturity and conversion feature of the $25.0 million convertible promissory note to June 1, 2024 and the beginning of the payback period for the $25.0 million convertible promissory note from December 31, 2020 to January 1, 2022.
The Company recognized an unrealized gain of $5.2 million and $5.7 million, net of taxes, within comprehensive income (loss) for the three and six months ended June 30, 2021, respectively. For more information on how the Company determined the fair value of the convertible promissory notes, see Note 12.
On July 30, 2021, the Company provided notice to the terminal operator that it was exercising its rights under the convertible promissory notes. See Note 19 for additional information.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4. Property and Equipment
Property and equipment consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Gaming terminals and equipment	$207,162	$197,533
Amusement and other equipment	23,858	23,049
Office equipment and furniture	1,610	1,526
Computer equipment and software	13,202	12,793
Leasehold improvements	2,970	1,707
Vehicles	10,811	9,430
Buildings and improvements	10,948	10,845
Land	911	911
Construction in progress	1,514	1,886
Total property and equipment	272,986	259,680
Less accumulated depreciation and amortization	(128,298)	(116,115)
Property and equipment, net	$144,688	$143,565
Depreciation and amortization of property and equipment amounted to $6.3 million and $12.3 million for the three and six months ended June 30, 2021, respectively. In comparison, depreciation and amortization of property and equipment amounted to $5.1 million and $9.9 million for the three and six months ended June 30, 2020, respectively.
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois that allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $6.4 million as of both June 30, 2021 and December 31, 2020, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $5.6 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively, of which approximately $2.0 million and $1.6 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The route and customer acquisition cost asset was comprised of payments made on the contracts of $17.9 million and $17.7 million as of June 30, 2021 and December 31, 2020, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.6 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.
Route and customer acquisition costs consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cost	$28,223	$27,364
Accumulated amortization	(12,668)	(12,113)
Route and customer acquisition costs, net	$15,555	$15,251
Amortization expense of route and customer acquisition costs was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cost	$227,670	$226,012
Accumulated amortization	(69,619)	(58,278)
Location contracts acquired, net	$158,051	$167,734
Amortization expense of location contracts acquired was $5.7 million and $11.3 million, for the three and six months ended June 30, 2021 , respectively. In comparison, amortization expense of route and customer acquisition costs was $5.1 million and $10.2 million for the three and six months ended June 30, 2020, respectively.
Note 7. Goodwill
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $45.8 million as of June 30, 2021 and December 31, 2020, of which $35.8 million was deductible for tax purposes as of June 30, 2021.
Note 8. Debt
The Company’s debt as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
2019 Senior Secured Credit Facility:
Revolving credit facility	$13,000	$—
Term Loan	222,000	228,000
Delayed Draw Term Loan (DDTL)	116,437	119,562
Total debt	351,437	347,562
Less: Debt issuance costs	(6,412)	(7,421)
Total debt, net of debt issuance costs	345,025	340,141
Less: Current maturities	(18,250)	(18,250)
Total debt, net of current maturities	$326,775	$321,891
2019 Senior Secured Credit Facility
On November 13, 2019, the Company entered into a credit agreement (the “Credit Agreement”) as borrower, with the Company and its wholly-owned domestic subsidiaries as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto as lenders, the other parties from time to time party thereto, and Capital One, National Association as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
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
As of June 30, 2021, there remained approximately $87.0 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. The obligations under the Credit Agreement are secured by substantially all of assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of their assets, subject to certain exceptions, to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2021, the weighted-average interest rate was approximately 3.3%.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the base rate to 1.50%. The Company incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement. The Company was in compliance with all debt covenants as of June 30, 2021. Given the Company's assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months.
Note 9. Business and Asset Acquisitions
2021 Business Acquisitions
On March 2, 2021, the Company announced that it had entered into a securities purchase agreement, to acquire Century Gaming, Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. The transaction was approved by the board of directors of each of the Company and Century, and is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction will be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of approximately 450,000 Accel shares.
On May 20, 2021, the Company acquired Island Games, Inc. (“Island”), a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island adds 30 Georgia Coin Operated Amusement Machine (“COAM”) Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals. The total purchase price was approximately $2.9 million, of which the Company paid $2.8 million in cash at closing. The remaining $0.1 million of contingent consideration is to be paid in cash if certain operating metrics are achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("Topic 805"). The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values.
2020 Business Acquisitions
American Video Gaming
On December 30, 2020, the Company acquired American Video Gaming, LLC, a terminal operator licensed by the IGB, and Erickson Amusements, Inc. (collectively referred to as "AVG"). AVG had 267 VGTs in 49 licensed establishments. The Company completed this transaction in order to expand its presence within the State of Illinois.
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
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. The Company's purchase price allocation was finalized at the end of 2020 and the AVG acquisition resulted in goodwill of $11.2 million.
The condensed consolidated statements of operations and comprehensive income (loss) includes $7.7 million of revenue and $0.6 million of net income attributable to AVG for the six months ended June 30, 2021.
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
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price of $3.6 million was allocated to the following assets: i) video game terminals and equipment totaling $1.6 million; ii) location contracts totaling $0.8 million; iii) indefinite-lived gaming license intangible asset of $1.0 million and; iv) cash of $0.2 million.
The condensed consolidated statements of operations and comprehensive income (loss) include $2.0 million of revenue and $1.4 million of net loss attributable to Tom's Amusements for the six months ended June 30, 2021.
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
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2020 as if the acquisitions of AVG and Tom's Amusements had occurred as of January 1, 2019, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2019. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Revenues	$691	$111,301
Net (loss) income	(47,207)	1,886
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
TAV	$490	$2,992	$490	$3,206
Fair Share Gaming	1,408	809	1,096	523
Family Amusement	198	2,564	391	2,609
Skyhigh	711	5,881	601	5,789
G3	469	23	355	100
Grand River	—	6,101	—	5,755
IGS	80	—	80	—
Island	100	—	—	—
Tom's Amusements	741	732	—	1,455
AVG	2,449	—	—	1,506
Total	$6,646	$19,102	$3,013	$20,943
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
On January 14, 2020, the market condition for the settlement of Tranche I was satisfied. However, no stockholder is permitted to own more than 4.99% of the issued and outstanding Class A-1 Common Stock after the settlement unless obtaining required gaming approvals from the applicable gaming authorities. In connection with the settlement, no gaming approvals were obtained. In addition, no stockholder can receive a fractional share from a conversion. As a result, only 1,666,636 shares of the 1,666,666 shares of Class A-2 Common Stock were converted into Class A-1 Common Stock.
Note 11. Warrant Liability
In November 2019, 7,333,326 warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “Private Placement Warrants”). As a part of the reverse recapitalization, 2,444,437 Private Placement Warrants were canceled and reissued under the same terms and conditions to Accel legacy stockholders. Each warrant expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods, including market, income and cost approaches, are used. Based on these approaches, certain assumptions are utilized that the market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. Valuation techniques are utilized that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, it is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$38,063	$—	$—	$38,063

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,129	$—	$—	$30,129
Investment in convertible notes
The Company engaged a third-party firm to assist it in determining the fair value of its investment in convertible notes. The valuation utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns upward and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible promissory notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible promissory notes.
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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,504	$—	$—	$19,504
Contingent earnout shares	39,049	—	39,049	—
Warrants	13	—	13	—
Total	$58,566	$—	$39,062	$19,504

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Warrants	13	—	13	—
Total	$50,342	$—	$33,082	$17,260
Contingent Consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. The valuation of the Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's A-1 Common Stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to A-1 Common Stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Warrants
The Company determined the fair value of its Public Warrants based on their closing price (ticker symbol ACEL.WS) on the NYSE and is considered to be a Level 1 fair value measurement. The Company determined the fair value of its Private Placement Warrants by using the fair value of its Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its Private Placement Warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 13. Stockholders’ Equity
Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares:
Class A-1 Common Stock
The holders of the Class A-1 Common Stock are entitled to one vote for each share. The holders of Class A-1 Common Stock are entitled to receive dividends or other distributions when and if declared from time to time and share equally on a per share basis in such dividends and distributions.
On September 28, 2020, the Company completed an underwritten public offering (the “Offering”) of 8,000,000 shares of its Class A-1 Common Stock (par value $0.0001 per share) at a price of $10.50 per share for a total offering size of $84.0 million. The Company received net proceeds from the Offering of approximately $79.2 million (net of underwriting discounts and commissions). The Company incurred offering costs totaling $5.3 million which have been capitalized to additional paid-in capital. The Offering also granted the underwriters an option to purchase up to 1,200,000 additional shares of Class A-1 Common Stock at the public offering price of $10.50 less the underwriting discount, exercisable at any time within 30 days of September 23, 2020. In October 2020, the underwriters of the Offering partially exercised their option and purchased an additional 1,133,015 shares at a price of $10.50 per share, resulting in additional net proceeds to the Company of approximately $11.2 million (net of underwriting discounts and commissions).
Note 14. Stock-based Compensation
The Company grants various types of stock-based compensation awards. The Company measures its stock-based compensation expense based on the grant date fair value of the award and recognizes the expense over the requisite service period for the respective award.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company granted 0.2 million stock options to eligible officers and employees of the Company during the first quarter of 2021, which shall vest over a period of 4 years. Also in the first quarter of 2021, the Company issued 0.4 million restricted stock units (“RSUs”) to the board of directors and certain employees, which shall vest over a period of 4 years for employees and a period of approximately 9 months for board of directors. The estimated grant date fair value of these options and RSUs totaled $5.6 million.
In the second quarter of 2021, the Company granted approximately 24 thousand stock options and 41 thousand RSUs to eligible officers and employees of the Company, which shall vest over a period of 4 years. The estimated grant date fair value of these options and RSUs totaled $0.7 million.
Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $2.1 million and $3.7 million for the three and six months ended June 30, 2021. In comparison, stock-based compensation expense was $1.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income (loss).
Note 15. Income Taxes
The Company recognized income tax expense of $5.9 million and $7.8 million for the three and six months ended June 30, 2021, respectively. In comparison, the Company recognized an income tax benefit of $5.1 million and $5.2 million for the three and six months ended June 30, 2020, respectively.
The Company calculates its provision for (benefit from) income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

percentage of income before income taxes) was 32.2% and 36.0% for the three and six months ended June 30, 2021, respectively. In comparison, the Company’s effective income tax rate was 9.8% and 132.5% for the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The tax rate in 2020 was also impacted by the forecast of a net loss for the year, and the nondeductible gains/losses related to the revaluation of the Company's contingent earnout shares and warrants, which are treated as discrete items and caused variability in the effective income tax rates for the three and six months ended June 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The Company was eligible for certain credits of the relief programs under the CARES Act and has recorded a receivable of $1.1 million on its condensed consolidated balance sheets. The Company will continue to monitor the situation and evaluate any additional future legislation.
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
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in Accel’s favor, and J&J has filed a new lawsuit to challenge the IGB’s rulings. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, have established no reserves relating to such matters. There are also petitions pending with the IGB which could lead to the Company obtaining new locations.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 17. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), Tom's Amusements and AVG, the sellers became employees of the Company. Consideration payable to the Fair Share seller was $2.2 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.3 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively. Consideration payable to the G3 sellers was $0.5 million as of both June 30, 2021 and December 31, 2020. Payments to the G3 sellers under the acquisition agreement were $2.5 million during the six months ended June 30, 2020. There were no payments to the G3 sellers during the six months ended June 30, 2021. Consideration payable to the Tom's Amusements seller was $1.5 million as of both June 30, 2021 and December 31, 2020. There were no payments to the Tom's Amusements seller during the six months ended June 30, 2021. Consideration payable to the AVG seller was $2.4 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively. There were no payments to the AVG seller during the six months ended June 30, 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.1 million for both the six months ended June 30, 2021 and 2020. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss).
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
Note 18. Earnings Per Share
The components of basic and diluted earnings (loss) per share (“EPS”) were as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net income (loss)	$12,445	$(46,768)	$13,946	$1,275
Less: Net income applicable to contingently issuable shares	—	—	—	798
Net income (loss) on which diluted earnings (loss) per share is calculated	$12,445	$(46,768)	$13,946	$477

Basic weighted average outstanding shares of common stock	93,617	78,317	93,452	78,161
Dilutive effect of stock-based awards for common stock	1,051	—	930	804
Dilutive effect of contingent earnout shares before conversion	—	—	—	114
Diluted weighted average outstanding shares of common stock	94,668	78,317	94,382	79,079

Earnings (loss) per share:
Basic	$0.13	$(0.60)	$0.15	$0.02
Diluted	$0.13	$(0.60)	$0.15	$0.01

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Anti-dilutive stock-based awards, contingent earnout shares and Warrants excluded from the calculations of diluted EPS were 4,803,239 and 5,078,745 for the three and six months ended June 30, 2021, respectively, and 29,315,249 and 28,137,215 for the three and six months ended June 30, 2020, respectively.
Note 19. Subsequent Events
On July 30, 2021, the Company provided notice to the terminal operator that it was exercising its rights under the $30.0 million aggregate principal amount of convertible promissory notes to convert the entire fair value and accrued interest of $39.7 million into common stock of the terminal operator, subject to receipt of customary closing deliverables. See Note 3 for a full description of the convertible promissory notes.

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
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a license from the Pennsylvania Gaming Control Board. In July 2020, the Georgia Lottery Corporation approved one of our consolidated subsidiaries as a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. We operate 13,177 video gaming terminals across 2,527 locations in the State of Illinois as of June 30, 2021.
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our VGT equipment and manage the entire operating process for our licensed establishment partners. We also offer our licensed establishment partners VGT solutions that appeal to players who patronize those businesses. We devote significant resources to licensed establishment partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist licensed establishment partners with regulatory applications and compliance onboarding, train licensed establishment partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each licensed establishment. We also provide weekly gaming revenue payments to our licensed establishment partners and analyze and compare gaming results within individual licensed establishment partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for our licensed establishment partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance.
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

In response to the initial COVID-19 outbreak in early 2020, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. This temporary shutdown of Illinois video gaming impacted 106 of the 182 gaming days (or 58% of gaming days) during the six months ended June 30, 2020. In light of these events and their effect on our employees and licensed establishment partners, we took action to reduce our monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June, we started reinstating employees from furlough in order to properly resume operations.
As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 181 gaming days (or 10% of gaming days) during the six months ended June 30, 2021. During this second shutdown, we furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, our revenues, results of operations and cash flows have been materially affected. The situation is changing and additional impacts from COVID-19 and its variant strains on the business and financial results may arise that we are not aware of currently and cannot reasonably anticipate.
While the IGB has announced the resumption of all video gaming activities, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19, particularly in light of variant strains of the virus, or other events. Under the guidelines provided by the Illinois Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. We will continue to monitor the situation and its potential impact on our operations.
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
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest expense, net also consists of interest income on convertible promissory notes from another terminal operator that bear interest at the greater of 3% per annum or Accel's borrowing rate on it's credit facility.
Income tax expense (benefit)
Income tax expense (benefit) consists mainly of taxes (receivable) payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended June 30, 2021 and 2020:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2021	2020	Change ($)	Change (%)
Revenues:		(As Restated)
Net gaming	$194,434	$—	$194,434	N/A
Amusement	4,279	260	4,019	1,545.8%
ATM fees and other revenue	3,261	119	3,142	2,640.3%
Total net revenues	201,974	379	201,595	53,191.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	135,772	530	135,242	25,517.4%
General and administrative	26,113	9,921	16,192	163.2%
Depreciation and amortization of property and equipment	6,313	5,071	1,242	24.5%
Amortization of route and customer acquisition costs and location contracts acquired	6,162	5,565	597	10.7%
Other expenses, net	2,687	3,132	(445)	(14.2)%
Total operating expenses	177,047	24,219	152,828	631.0%
Operating income (loss)	24,927	(23,840)	48,767	(204.6)%
Interest expense, net	3,376	2,489	887	35.6%
Loss on change in fair value of contingent earnout shares	3,182	7,174	(3,992)	(55.6)%
Loss on change in fair value of warrants	—	18,320	(18,320)	(100.0)%
Income (loss) before income tax expense (benefit)	18,369	(51,823)	70,192	(135.4)%
Income tax expense (benefit)	5,924	(5,055)	10,979	(217.2)%
Net income (loss)	$12,445	$(46,768)	$59,213	(126.6)%

Revenues
Total revenues for the three months ended June 30, 2021 were $202.0 million, an increase of $201.6 million, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $194.4 million, an increase in amusement revenue of $4.0 million, and an increase in ATM fees and other revenue of $3.1 million. The significant increase in net gaming revenue was attributable to the prior year IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak, which resulted in no gaming days for the three months ended June 30, 2020. Net gaming revenues for the three months ended June 30, 2021 also reflected an increase in gaming terminals and locations, as well as, an increase in location hold-per-day which is driven by higher bet limit software, the addition of a 6th VGT and higher demand.
Cost of revenue
Cost of revenue for the three months ended June 30, 2021 was $135.8 million, an increase of $135.2 million, compared to the prior-year period due primarily to the previously mentioned IGB-mandated shutdown of Illinois video gaming in the prior year due to the COVID-19 outbreak. Cost of revenue for the three months ended June 30, 2021 also reflected an increase in the Illinois gaming tax from 33% to 34% on July 1, 2020.
General and administrative
General and administrative expenses for the three months ended June 30, 2021 were $26.1 million, an increase of $16.2 million, or 163.2%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the IGB-mandated shutdown. General and administrative expenses for the three months ended June 30, 2021, also reflected higher non-variable payroll-related costs as we continue to grow our operations and we incurred higher stock-based compensation expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2021 was $6.3 million, an increase of $1.2 million, or 24.5%, compared to the prior-year period due to an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended June 30, 2021 was $6.2 million, an increase of $0.6 million, or 10.7%, compared to the prior-year period. The increase was primarily attributable to our business and asset acquisitions.
Other expenses, net
Other expenses, net for the three months ended June 30, 2021 were $2.7 million, a decrease of $0.4 million, or 14.2%, compared to the prior-year period. The decrease was primarily attributable to non-recurring one-time expenses incurred in the prior-year period for costs to provide benefits (e.g. employee portion of health insurance premiums) for furloughed employees during the IGB-mandated shutdown, partially offset by larger fair value adjustments associated with the revaluation of contingent consideration liabilities due to stronger than anticipated performance from the associated business acquisitions.

Interest expense, net
Interest expense, net for the three months ended June 30, 2021 was $3.4 million, an increase of $0.9 million, or 35.6%, compared to the prior-year period primarily due to higher interest rates, partially offset by a decrease in average outstanding debt. For the three months ended June 30, 2021, the weighted average interest rate was approximately 3.3% compared to a rate of approximately 2.7% for the prior year period.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended June 30, 2021 was $3.2 million, a decrease of $4.0 million, or 55.6%, compared to the prior year which had a loss of $7.2 million. The decrease was primarily due to the change in the market value of our A-1 common stock which is the primary input to the valuation of the contingent earnout shares.
Loss on change in fair value of warrants
Loss on change in fair value of warrants for the three months ended June 30, 2020 was $18.3 million. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the remaining warrants for the three months ended June 30, 2021.
Income tax expense (benefit)
Income tax expense for the three months ended June 30, 2021 was $5.9 million, an increase of $11.0 million, or 217.2%, compared to the prior-year period, which had an income tax benefit of $5.1 million. The effective tax rate for the three months ended June 30, 2021 was 32.2% compared to 9.8% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The lower tax rate for the three months ended June 30, 2020 was due to projected permanent differences and the nondeductible losses related to the revaluation of our contingent earnout shares and warrants, which are considered discrete items.

The following table summarizes Accel’s results of operations on a consolidated basis for the six months ended June 30, 2021 and 2020:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2021	2020	Change ($)	Change (%)
Revenues:		(As Restated)
Net gaming	$334,898	$101,575	$233,323	229.7%
Amusement	8,328	3,091	5,237	169.4%
ATM fees and other revenue	5,817	2,177	3,640	167.2%
Total net revenues	349,043	106,843	242,200	226.7%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	234,663	71,239	163,424	229.4%
General and administrative	50,588	31,896	18,692	58.6%
Depreciation and amortization of property and equipment	12,302	9,938	2,364	23.8%
Amortization of route and customer acquisition costs and location contracts acquired	12,268	11,130	1,138	10.2%
Other expenses, net	4,740	4,336	404	9.3%
Total operating expenses	314,561	128,539	186,022	144.7%
Operating income (loss)	34,482	(21,696)	56,178	(258.9)%
Interest expense, net	6,720	6,738	(18)	(0.3)%
Loss (gain) on change in fair value of contingent earnout shares	5,979	(10,232)	16,211	(158.4)%
Gain on change in fair value of warrants	—	(14,283)	14,283	(100.0)%
Income (loss) before income tax expense (benefit)	21,783	(3,919)	25,702	(655.8)%
Income tax expense (benefit)	7,837	(5,194)	13,031	(250.9)%
Net income	$13,946	$1,275	$12,671	993.8%
`

Revenues
Total revenues for the six months ended June 30, 2021 were $349.0 million, an increase of $242.2 million, or 226.7%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $233.3 million, or 229.7%, an increase in amusement revenue of $5.2 million, or 169.4%, and an increase in ATM fees and other revenue of $3.6 million, or 167.2%. Increase in net gaming revenue was attributable to the IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak, which impacted 106 of the 182 gaming days (or 58% of gaming days) in the first half of 2020. The increase in net gaming revenues for the six months ended June 30, 2021 also reflected an increase in gaming terminals and locations, as well as an increase in location hold-per-day, which was driven by higher bet limit software, the addition of a 6th VGT and higher demand.
Cost of revenue
Cost of revenue for the six months ended June 30, 2021 was $234.7 million, an increase of $163.4 million, or 229.4%, compared to the prior-year period due primarily to the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak and an increase in the Illinois gaming tax from 33% to 34% on July 1, 2020.
General and administrative
General and administrative expenses for the six months ended June 30, 2021 were $50.6 million, an increase of $18.7 million, or 58.6%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the six months ended June 30, 2021 also reflected higher non-variable payroll-related costs as we continued to grow our operations and we incurred higher stock-based compensation expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2021 was $12.3 million, an increase of $2.4 million, or 23.8%, compared to the prior-year period due to an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the six months ended June 30, 2021 was $12.3 million, an increase of $1.1 million, or 10.2%, compared to the prior-year period. The increase was primarily attributable to our business and asset acquisitions.
Other expenses, net
Other expenses, net for the six months ended June 30, 2021 were $4.7 million, an increase of $0.4 million, or 9.3%, compared to the prior-year period due to larger fair value adjustments associated with the revaluation of contingent consideration liabilities due to stronger than anticipated performance from the associated business acquisitions, partially offset by lower non-recurring, one-time expenses attributable to non-capitalizable public offering costs incurred in the first quarter of 2020 and costs incurred in the second quarter of 2020 to provide benefits (e.g. employee portion of health insurance premiums) for furloughed employees during the IGB-mandated shutdown.

Interest expense, net
Interest expense, net for the six months ended June 30, 2021 was $6.7 million, which was essentially flat compared to the prior-year period. The weighted average interest rate was approximately 3.3% for both the six months ended June 30, 2021 and 2020.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the six months ended June 30, 2021 was $6.0 million, an increase of $16.2 million, or 158.4%, compared to the prior-year, which had a gain of $10.2 million. The increase was primarily due to the change in the market value of our A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Gain on change in fair value of warrants
Gain on change in fair value of warrants for the six months ended June 30, 2020 was $14.3 million. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the remaining warrants for the six months ended June 30, 2021.
Income tax expense (benefit)
Income tax expense for the six months ended June 30, 2021 was $7.8 million, an increase of $13.0 million, or 250.9%, compared to the prior-year period, which had an income tax benefit of $5.2 million. The effective tax rate for the six months ended June 30, 2021 was 36.0% compared to 132.5% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The higher tax rate for the six months ended June 30, 2020 was due to projected permanent differences and the nondeductible gains related to the revaluation of our contingent earnout shares and warrants, which are considered discrete items.
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
The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of June 30, respectively:

	As of June 30,		Increase / (Decrease)
	2021	2020	Change $	Change %
Licensed establishments	2,527	2,335	192	8.2%
Video gaming terminals	13,177	11,108	2,069	18.6%
Average remaining contract term (years)	6.8	6.8	—	—%
The following table sets forth information with respect to Accel’s location hold-per-day for the three and six months ended June 30, respectively:

	June 30,		Increase / (Decrease)
	2021	2020	Change $	Change %
Location hold-per-day - for the three months ended (1)	$855	$—	$855	N/A
Location hold-per-day - for the six months ended (2)	$824	$572	$252	44.1%
(1) There were no gaming days for the three months ended June 30, 2020, due to the IGB mandated COVID-19 shutdown.
(2) Location hold-per-day for the six months ended June 30, 2021 is computed based on 163-eligible days of gaming (excludes 18 non-gaming days due to the IGB mandated COVID-19 shutdown). Location hold-per-day for the six months ended June 30, 2020 is computed based on 76-eligible days of gaming (excludes 106 non-gaming days due to the IGB mandated COVID-19 shutdown)
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

Adjusted net (loss) income and Adjusted EBITDA

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net income (loss)	$12,445	$(46,768)	$13,946	$1,275
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired (1)	6,162	5,565	12,268	11,130
Stock-based compensation (2)	2,148	1,327	3,741	2,387
Loss (gain) on change in fair value of contingent earnout shares (3)	3,182	7,174	5,979	(10,232)
Loss (gain) on change in fair value of warrants(4)	—	18,320	—	(14,283)
Other expenses, net (5)	2,687	3,132	4,740	4,336
Tax effect of adjustments (6)	(892)	(2,343)	(3,885)	(2,015)
Adjusted net income (loss)	25,732	(13,593)	36,789	(7,402)
Depreciation and amortization of property and equipment	6,313	5,071	12,302	9,938
Interest expense, net	3,376	2,489	6,720	6,738
Emerging markets (7)	746	—	1,263	—
Income tax expense (benefit)	6,816	(2,712)	11,722	(3,179)
Adjusted EBITDA	$42,983	$(8,745)	$68,796	$6,095
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
(4)    Loss (gain) on change in fair value of warrants represents a non-cash fair value adjustment at each reporting period end related to the value of these warrants.
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
Adjusted EBITDA for the three months ended June 30, 2021, was $43.0 million, an increase of $51.7 million, when compared to the loss of $8.7 million in the prior-year period. Adjusted EBITDA for the six months ended June 30, 2021, was $68.8 million, an increase of $62.7 million, or 1,028.7%, compared to the prior-year period. The increase in performance for both periods was attributable to an increase in the number of licensed establishments, VGTs, and location hold-per-day, and the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak that had a significant impact on our performance in the prior-year periods.
Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of June 30, 2021, Accel had $178.5 million in cash and cash equivalents.

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
As of June 30, 2021, there remained approximately $87.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2021, the weighted-average interest rate was approximately 3.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. Accel is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of Accel and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50bps floor) plus a margin of 2.75%, at our option.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%. We were in compliance with all debt covenants as of June 30, 2021. Given our assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Six Months Ended June 30,
	2021	2020
		(As Restated)
Net cash provided by (used in) operating activities	$54,158	$(17,284)
Net cash used in investing activities	(13,758)	(4,002)
Net cash provided by financing activities	3,657	44,717
Net cash provided by (used in) operating activities
For the six months ended June 30, 2021, net cash provided by (used in) operating activities was $54.2 million, an increase of $71.4 million over the comparable period. In addition to our increase in net income, we had favorable fair value adjustments on our contingent earnout shares and warrants, favorable remeasurements on contingent consideration and experienced an increase in working capital adjustments.
Net cash used in investing activities
For the six months ended June 30, 2021, net cash used in investing activities was $13.8 million, an increase of $9.8 million over the comparable period and was primarily attributable to more cash used for the purchases of property and equipment as our prior year purchases were impacted by the the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak. The six months ended June 30, 2021 was also impacted by cash payments of $3.2 million for acquisitions.
Net cash provided by financing activities
For the six months ended June 30, 2021, net cash provided by financing activities was $3.7 million, a decrease of $41.1 million over the comparable period. The decrease was primarily due to a decrease in net borrowings on our credit facility and lower payments on consideration payable.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $351.4 million as of June 30, 2021. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.5 million annually, assuming the balance outstanding under Accel’s credit facility remained at $351.4 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2021, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Form 10-K were still present as of June 30, 2021 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Form 10-K.

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
Between May 2017 and September 2017, both Accel and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in Accel’s favor, and J&J has filed a new lawsuit to challenge the IGB’s rulings. Accel does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, have established no reserves relating to such matters. There are also petitions pending with the IGB which could lead to Accel obtaining new locations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

ACCEL ENTERTAINMENT, INC.

Date: August 4, 2021	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer