Form 10-Q
period 2021-09-30
Accel Entertainment, Inc.
filed 2021-11-03
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2021, there were 94,067,179 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:		(As Restated)		(As Restated)
Net gaming	$186,017	$129,635	$520,915	$231,210
Amusement	4,010	3,031	12,338	6,123
ATM fees and other revenue	3,324	2,431	9,141	4,606
Total net revenues	193,351	135,097	542,394	241,939
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	129,739	90,556	364,402	161,795
General and administrative	28,053	23,165	78,641	55,061
Depreciation and amortization of property and equipment	6,518	5,361	18,820	15,299
Amortization of route and customer acquisition costs and location contracts acquired	6,221	5,648	18,489	16,778
Other expenses, net	4,173	1,383	8,913	5,719
Total operating expenses	174,704	126,113	489,265	254,652
Operating income (loss)	18,647	8,984	53,129	(12,713)
Interest expense, net	3,016	3,434	9,736	10,172
Loss (gain) on change in fair value of contingent earnout shares	888	3,599	6,867	(6,633)
Loss (gain) on change in fair value of warrants	—	1,710	—	(12,574)
Income (loss) before income tax expense (benefit)	14,743	241	36,526	(3,678)
Income tax expense (benefit)	3,936	(6,594)	11,773	(11,788)
Net income	$10,807	$6,835	$24,753	$8,110
Net income per common share:
Basic	$0.11	$0.08	$0.26	$0.10
Diluted	0.11	0.08	0.26	0.09
Weighted average number of shares outstanding:
Basic	94,004	82,785	93,607	79,708
Diluted	94,728	83,560	94,469	80,578

Comprehensive income
Net income	$10,807	$6,835	$24,753	$8,110
Unrealized (loss) gain on investment in convertible notes (net of income taxes of $(126) and $2,135, respectively)	(315)	—	5,358	—
Comprehensive income	$10,492	$6,835	$30,111	$8,110
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	September 30,	December 31,
	2021	2020
Assets	(Unaudited)	(As Restated)
Current assets:
Cash and cash equivalents	$179,883	$134,451
Prepaid expenses	5,655	5,549
Income taxes receivable	723	3,341
Other current assets	11,960	8,643
Total current assets	198,221	151,984
Property and equipment, net	147,687	143,565
Other noncurrent assets:
Route and customer acquisition costs, net	15,658	15,251
Location contracts acquired, net	152,344	167,734
Goodwill	45,754	45,754
Investment in convertible notes	37,622	30,129
Deferred income tax asset	—	3,824
Other assets	3,059	2,000
Total other noncurrent assets	254,437	264,692
Total assets	$600,345	$560,241
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,250	$18,250
Current portion of route and customer acquisition costs payable	2,018	1,608
Accrued location gaming expense	2,923	—
Accrued state gaming expense	10,300	—
Accounts payable and other accrued expenses	9,962	23,666
Accrued compensation and related expenses	7,679	5,853
Current portion of consideration payable	14,392	3,013
Total current liabilities	65,524	52,390
Long-term liabilities:
Debt, net of current maturities	309,717	321,891
Route and customer acquisition costs payable, less current portion	3,495	4,064
Consideration payable, less current portion	13,015	20,943
Contingent earnout share liability	39,936	33,069
Warrant and other long-term liabilities	17	13
Deferred income tax liability	4,497	—
Total long-term liabilities	370,677	379,980
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,042,341 shares issued and outstanding at September 30, 2021; 93,379,508 shares issued and outstanding at December 31, 2020	9	9
Additional paid-in capital	185,711	179,549
Accumulated other comprehensive income	5,451	93
Accumulated deficit	(27,027)	(51,780)
Total stockholders' equity	164,144	127,871
Total liabilities and stockholders' equity	$600,345	$560,241
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021 [as restated]	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	9	181,142	562	(50,279)	131,434
Exercise of common stock options	281,245	—	685	—	—	685
Stock-based compensation	—	—	2,148	—	—	2,148
Unrealized gain on investment in convertible notes	—	—	—	5,204	—	5,204
Net income	—	—	—	—	12,445	12,445
Balance, June 30, 2021	93,660,753	9	183,975	5,766	(37,834)	151,916
Exercise of common stock options	381,588	—	770	—	—	770
Stock-based compensation	—	—	966	—	—	966
Unrealized loss on investment in convertible notes	—	—	—	(315)	—	(315)
Net income	—	—	—	—	10,807	10,807
Balance, September 30, 2021	94,042,341	$9	$185,711	$5,451	$(27,027)	$164,144

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued)
(Unaudited)

(In thousands, except shares)	Class A-1		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2020 [as restated]	76,637,470	$8	$8,352	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,596,636	—	19,160	—	19,160
Stock-based compensation	—	—	1,060	—	1,060
Net income [as restated]	—	—	—	48,043	48,043
Balance, March 31, 2020 [as restated]	78,234,106	8	28,572	(3,327)	25,253
Exercise of common stock options	148,299	—	359	—	359
Stock-based compensation	—	—	1,327	—	1,327
Net loss [as restated]	—	—	—	(46,768)	(46,768)
Balance, June 30, 2020 [as restated]	78,382,405	8	30,258	(50,095)	(19,829)
Exercise of common stock options	181,208	—	405	—	405
Exercise of warrants	510	—	4	—	4
Exchange of warrants for common stock	5,581,890	—	54,471	—	54,471
Stock-based compensation	—	—	1,668	—	1,668
Issuance of common stock	8,000,000	1	78,714	—	78,715
Net income [as restated]	—	—	—	6,835	6,835
Balance, September 30, 2020 [as restated]	92,146,013	$9	$165,520	$(43,260)	$122,269
See Note 2 for impact of restatement
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:		(As Restated)
Net income	$24,753	$8,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,820	15,299
Amortization of route and customer acquisition costs and location contracts acquired	18,489	16,778
Amortization of debt issuance costs	1,514	1,414
Loss (gain) on change in fair value of contingent earnout shares	6,867	(6,633)
Gain on change in fair value of warrants	—	(12,574)
Stock-based compensation	4,707	4,055
(Gain) loss on disposal of property and equipment	(96)	95
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	326	446
Remeasurement of contingent consideration	3,679	(2,233)
Payments on consideration payable	(666)	(1,961)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,904	1,543
Deferred income taxes	6,186	(11,788)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,421)	(1,502)
Income taxes receivable	2,618	—
Route and customer acquisition costs	(2,153)	(539)
Route and customer acquisition costs payable	(354)	(604)
Accounts payable and accrued expenses	(4,677)	(5,662)
Accrued compensation and related expenses	1,826	—
Other assets	(60)	(126)
Net cash provided by operating activities	80,262	4,118
Cash flows from investing activities:
Purchases of property and equipment	(18,767)	(17,656)
Proceeds from the sale of property and equipment	806	119
Business and asset acquisitions, net of cash acquired	(3,259)	(5,611)
Net cash used in investing activities	(21,220)	(23,148)
Cash flows from financing activities:
Payments on term loan	(9,000)	(9,000)
Proceeds from delayed draw term loans	—	65,000
Payments on delayed draw term loans	(4,688)	(3,875)
Proceeds from line of credit	47,000	49,000
Payments on line of credit	(47,000)	(102,500)
Payments for debt issuance costs	—	(723)
Proceeds from issuance of common stock, net	—	78,714
Proceeds from exercise of stock options and warrants	1,455	769
Payments on consideration payable	(1,377)	(4,650)
Net cash (used in) provided by financing activities	(13,610)	72,735
Net increase in cash and cash equivalents	45,432	53,705
Cash and cash equivalents:
Beginning of period	134,451	125,403
End of period	$179,883	$179,108

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,818	$9,803
Income taxes	$6,307	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$4,202	$7,097
Common stock offering costs in accounts payable and accrued liabilities	$—	$1,476
Conversion of contingent earnout shares	$—	$19,160
Acquisition of businesses and assets:
Total identifiable net assets acquired	$3,364	$7,563
Less cash acquired	—	(212)
Less consideration payable	(105)	(1,740)
Cash purchase price	$3,259	$5,611
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
The Company operates 13,384 and 11,597 video gaming terminals across 2,549 and 2,363 locations in the State of Illinois as of September 30, 2021 and 2020, respectively.
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
Impact of COVID-19 on the Condensed Consolidated Financial Statements
In response to the initial COVID-19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. This temporary shutdown of Illinois video gaming impacted 106 of the 274 gaming days (or 39% of gaming days) during the nine months ended September 30, 2020. As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 273 gaming days (or 7% of gaming days) during the nine months ended September 30, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations. During the initial shutdown in 2020, the Company furloughed a significant portion of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown starting in November 2020, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.

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
Restatements of prior periods: The Company amended the condensed consolidated financial statements for the periods ended September 30, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. Please see Note 2 to the consolidated financial statements in the Form 10-K for the facts and circumstance on the restatements.
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
Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Based on its EGC status, the Company expects the new standard will be effective for the Company's fiscal year beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing the impact of the standard on its condensed consolidated financial statements, as well as evaluating the impact from potential future acquisitions.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On July 30, 2021, the Company provided notice to the terminal operator that it was exercising its rights under the $30.0 million aggregate principal amount of convertible promissory notes to convert the entire aggregate principal amount and accrued interest, which has an accounting fair market value of $39.3 million, into common stock of the terminal operator, subject to approval from the IGB to transfer the common stock to the Company and receipt of other customary closing deliverables. As of September 30, 2021, such approval remained pending. As a result, the Company continued to account for the convertible promissory notes as available for sale debt securities as of September 30, 2021. The parties are in ongoing discussions regarding the calculated ownership percentage of the terminal operator by the Company on an as-converted basis. As a result of the ongoing discussions between the parties, assumptions impacting the valuation of the convertible notes could change in the future and those changes could materially impact the valuation.
The Company recognized within comprehensive income an unrealized loss of $0.3 million, net of income taxes, for the three months ended September 30, 2021 and an unrecognized gain of $5.4 million, net of income taxes, for the nine months ended September 30, 2021. For more information on how the Company determined the fair value of the convertible promissory notes, see Note 12.
Note 4. Property and Equipment
Property and equipment consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Gaming terminals and equipment	$213,484	$197,533
Amusement and other equipment	24,045	23,049
Office equipment and furniture	1,647	1,526
Computer equipment and software	13,749	12,793
Leasehold improvements	3,565	1,707
Vehicles	10,825	9,430
Buildings and improvements	10,980	10,845
Land	911	911
Construction in progress	2,764	1,886
Total property and equipment	281,970	259,680
Less accumulated depreciation and amortization	(134,283)	(116,115)
Property and equipment, net	$147,687	$143,565
Depreciation and amortization of property and equipment amounted to $6.5 million and $18.8 million for the three and nine months ended September 30, 2021, respectively. In comparison, depreciation and amortization of property and equipment amounted to $5.4 million and $15.3 million for the three and nine months ended September 30, 2020, respectively.
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois that allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $6.2 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $5.5 million and $5.7 million as of September 30, 2021 and December 31, 2020, respectively, of which approximately $2.0 million and $1.6 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The route and customer acquisition cost asset was comprised of payments made on the contracts of $18.3 million and $17.7 million as of

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

September 30, 2021 and December 31, 2020, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.5 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.
Route and customer acquisition costs consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cost	$28,761	$27,364
Accumulated amortization	(13,103)	(12,113)
Route and customer acquisition costs, net	$15,658	$15,251
Amortization expense of route and customer acquisition costs was $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.
Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cost	$227,691	$226,012
Accumulated amortization	(75,347)	(58,278)
Location contracts acquired, net	$152,344	$167,734
Amortization expense of location contracts acquired was $5.7 million and $17.1 million, for the three and nine months ended September 30, 2021, respectively. In comparison, amortization expense of location contracts acquired was $5.2 million and $15.4 million for the three and nine months ended September 30, 2020, respectively.
Note 7. Goodwill
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $45.8 million as of September 30, 2021 and December 31, 2020, of which $35.1 million was deductible for tax purposes as of September 30, 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8. Debt
The Company’s debt as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
2019 Senior Secured Credit Facility:
Term Loan	$219,000	$228,000
Delayed Draw Term Loan (DDTL)	114,875	119,562
Total debt	333,875	347,562
Less: Debt issuance costs	(5,908)	(7,421)
Total debt, net of debt issuance costs	327,967	340,141
Less: Current maturities	(18,250)	(18,250)
Total debt, net of current maturities	$309,717	$321,891
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
As of September 30, 2021, there remained approximately $100.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2021, the weighted-average interest rate was approximately 3.2%.
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
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50 bps floor) plus a margin of 2.75%, at the option of the Company.
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans were originally scheduled to mature on November 13, 2024.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 ("Amendment No. 1") to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the base rate to 1.50%. The Company incurred costs of $0.4 million associated with Amendment No. 1, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement.
On October 22, 2021, the Company further amended the Credit Agreement to increase its borrowing capacity to $900 million. For more information on this amendment, see Note 19.
The Company was in compliance with all debt covenants as of September 30, 2021. Given the Company's assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, the Company expects to remain in compliance with all debt covenants for the next 12 months.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Business and Asset Acquisitions
2021 Business Acquisitions
On March 2, 2021, the Company announced that it had entered into a securities purchase agreement, to acquire Century Gaming, Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. The transaction was approved by the board of directors of each of the Company and Century, and is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction will be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of approximately 450,000 shares of common stock.
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
The condensed consolidated statements of operations and comprehensive income includes $12.6 million of revenue and $0.9 million of net income attributable to AVG for the nine months ended September 30, 2021.
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
The condensed consolidated statements of operations and comprehensive income includes $3.2 million of revenue and $2.8 million of net loss attributable to Tom's Amusements for the nine months ended September 30, 2021.
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
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2020 as if the acquisitions of AVG and Tom's Amusements had occurred as of January 1, 2019, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2019. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Revenues	$138,895	$250,196
Net income	6,628	8,514

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
TAV	$490	$2,905	$490	$3,206
Fair Share Gaming	1,796	407	1,096	523
Family Amusement	99	2,593	391	2,609
Skyhigh	828	7,096	601	5,789
G3	588	14	355	100
Grand River	6,290	—	—	5,755
IGS	40	—	80	—
Island	100	—	—	—
Tom's Amusements	1,482	—	—	1,455
AVG	2,679	—	—	1,506
Total	$14,392	$13,015	$3,013	$20,943
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$37,622	$—	$—	$37,622

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$30,129	$—	$—	$30,129

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Investment in convertible notes
The Company engaged a third-party firm to assist it in determining the fair value of its investment in convertible notes. Given the pending regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming regulatory approval is received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of the terminal operator by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval is not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming the Company would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. The valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation.
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$21,319	$—	$—	$21,319
Contingent earnout shares	39,936	—	39,936	—
Warrants	13	—	13	—
Total	$61,268	$—	$39,949	$21,319

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Warrants	13	—	13	—
Total	$50,342	$—	$33,082	$17,260
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's A-1 Common Stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to A-1 Common Stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations and comprehensive income.
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
In the second quarter of 2021, the Company granted approximately 24,000 stock options and 41,000 RSUs to eligible officers and employees of the Company, which will vest over a period of 4 years. The estimated grant date fair value of these options and RSUs totaled $0.7 million.
In the third quarter of 2021, the Company granted approximately 10,000 stock options and 17,000 RSUs to eligible officers and employees of the Company, which will vest over a period of 4 years. The estimated grant date fair value of these options and RSUs totaled $0.3 million.
Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $1.0 million and $4.7 million for the three and nine months ended September 30, 2021. In comparison, stock-based compensation expense was $1.7 million and $4.1 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $3.9 million and $11.8 million for the three and nine months ended September 30, 2021, respectively. In comparison, the Company recognized an income tax benefit of $6.6 million and $11.8 million for the three and nine months ended September 30, 2020, respectively.
The Company calculates its provision for (benefit from) income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 26.7% and 32.2% for the three and nine months ended September 30, 2021, respectively. In comparison, the Company’s effective income tax rate was (2,736.1)% and 320.5% for the three and nine months ended September 30, 2020, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. In the third quarter of 2020, the Company filed its federal and state income tax returns and identified certain favorable return-to-provision adjustments, primarily the deductibility of employee and officer compensation costs and transaction costs, following the engagement of specialized tax technical expertise resulting in a change in estimate relative to the Company's best estimate used in the preparation of the 2019 income tax provision. The Company recorded this change in estimate and related income tax benefit of $8 million in the three and nine months ended September 30, 2020.
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
Consideration payable to the Fair Share seller was $2.2 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.7 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.
Consideration payable to the G3 sellers was $0.6 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively. Payments to the G3 sellers under the acquisition agreement were $2.5 million during the nine months ended September 30, 2020. There were no payments to the G3 sellers during the nine months ended September 30, 2021.
Consideration payable to the Tom's Amusements seller was $1.5 million as of both September 30, 2021 and December 31, 2020. There were no payments to the Tom's Amusements seller during the nine months ended September 30, 2021.
Consideration payable to the AVG seller was $2.7 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively. There were no payments to the AVG seller during the nine months ended September 30, 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.1 million for both the nine months ended September 30, 2021 and 2020. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company completed an underwritten public offering of 8,000,000 shares of its Class A-1 Common Stock, pursuant to the terms of an Underwriting Agreement, dated September 23, 2020, with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein. The Raine Group, which employs a director of the Company, Gordon Rubenstein, was part of the underwriting group and was paid fees totaling $0.2 million (5.5% of underwriting fee (4.5% of $84 million)). These payments were capitalized to additional paid-in-capital on the condensed consolidated statements of stockholders' equity (deficit).
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net income	$10,807	$6,835	$24,753	$8,110
Less: Net income applicable to contingently issuable shares	—	—	—	798
Net income on which diluted earnings per share is calculated	$10,807	$6,835	$24,753	$7,312

Basic weighted average outstanding shares of common stock	94,004	82,785	93,607	79,708
Dilutive effect of stock-based awards for common stock	724	775	862	870
Diluted weighted average outstanding shares of common stock	94,728	83,560	94,469	80,578

Earnings per share:
Basic	$0.11	$0.08	$0.26	$0.10
Diluted	$0.11	$0.08	$0.26	$0.09
Anti-dilutive stock-based awards, contingent earnout shares and Warrants excluded from the calculations of diluted EPS were 5,007,024 and 5,532,553 as of September 30, 2021 and 2020, respectively.
Note 19. Subsequent Events
On October 22, 2021, in order to increase the borrowing capacity under its existing Credit Agreement, dated November 13, 2019, the Company and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for (i) an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million, (ii) a $350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and (iii) a new $400.0 million delayed draw term loan facility. The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged. The Company is currently evaluating the terms of Amendment No. 2 to determine if it will be recorded as an extinguishment or modification for accounting purposes and the amount of loss, if any, that will be recorded during the three months ending December 31, 2021.

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
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012 and holds a license from the Pennsylvania Gaming Control Board. In July 2020, the Georgia Lottery Corporation approved one of our consolidated subsidiaries as a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. We operate 13,384 video gaming terminals across 2,549 locations in the State of Illinois as of September 30, 2021.
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
In addition to our VGT business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including digital jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our VGT business by offering a “one-stop” source of additional equipment for our licensed establishment partners.
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

In response to the initial COVID-19 outbreak in early 2020, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. This temporary shutdown of Illinois video gaming impacted 106 of the 274 gaming days (or 39% of gaming days) during the nine months ended September 30, 2020. In light of these events and their effect on our employees and licensed establishment partners, we took action to reduce our monthly cash expenses down to $2-$3 million during the shutdown to position us to help mitigate the effects of the temporary cessation of operations by, among other things, furloughing approximately 90% of our employees and deferring certain payments to major vendors. Additionally, members of our senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, we started reinstating employees from furlough in order to properly resume operations.
As a resurgence of COVID-19 occurred in the fall of 2020, the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 273 gaming days (or 7% of gaming days) during the nine months ended September 30, 2021. During this second shutdown, we furloughed idle staff as appropriate and deferred certain payments to major vendors.
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
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest expense, net also consists of interest income on convertible promissory notes from another terminal operator that bear interest at the greater of 3% per annum or Accel's borrowing rate on its credit facility.
Income tax expense (benefit)
Income tax expense (benefit) consists mainly of taxes (receivable) payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended September 30, 2021 and 2020:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2021	2020	Change ($)	Change (%)
Revenues:		(As Restated)
Net gaming	$186,017	$129,635	$56,382	43.5%
Amusement	4,010	3,031	979	32.3%
ATM fees and other revenue	3,324	2,431	893	36.7%
Total net revenues	193,351	135,097	58,254	43.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	129,739	90,556	39,183	43.3%
General and administrative	28,053	23,165	4,888	21.1%
Depreciation and amortization of property and equipment	6,518	5,361	1,157	21.6%
Amortization of route and customer acquisition costs and location contracts acquired	6,221	5,648	573	10.1%
Other expenses, net	4,173	1,383	2,790	201.7%
Total operating expenses	174,704	126,113	48,591	38.5%
Operating income	18,647	8,984	9,663	107.6%
Interest expense, net	3,016	3,434	(418)	(12.2)%
Loss on change in fair value of contingent earnout shares	888	3,599	(2,711)	(75.3)%
Loss on change in fair value of warrants	—	1,710	(1,710)	(100.0)%
Income before income tax expense (benefit)	14,743	241	14,502	6,017.4%
Income tax expense (benefit)	3,936	(6,594)	10,530	(159.7)%
Net income	$10,807	$6,835	$3,972	58.1%

Revenues
Total revenues for the three months ended September 30, 2021 were $193.4 million, an increase of $58.3 million, or 43.1%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $56.4 million, an increase in amusement revenue of $1.0 million, and an increase in ATM fees and other revenue of $0.9 million. The increase in net gaming revenues for the three months ended September 30, 2021 reflected an increase in gaming terminals and locations, as well as, an increase in location hold-per-day which is driven by higher bet limit software and the addition of a 6th VGT.
Cost of revenue
Cost of revenue for the three months ended September 30, 2021 was $129.7 million, an increase of $39.2 million, or 43.3%, compared to the prior-year period due primarily to the increase in net gaming revenues.
General and administrative
General and administrative expenses for the three months ended September 30, 2021 were $28.1 million, an increase of $4.9 million, or 21.1%, compared to the prior-year period. The increase was primarily driven by higher payroll-related costs as we continued to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2021 was $6.5 million, an increase of $1.2 million, or 21.6%, compared to the prior-year period due to an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended September 30, 2021 was $6.2 million, an increase of $0.6 million, or 10.1%, compared to the prior-year period. The increase was primarily attributable to our business and asset acquisitions.
Other expenses, net
Other expenses, net for the three months ended September 30, 2021 were $4.2 million, an increase of $2.8 million, or 201.7%, compared to the prior-year period. The increase was primarily attributable to larger fair value adjustments associated with the revaluation of contingent consideration liabilities due to stronger than anticipated performance from the associated business acquisitions.

Interest expense, net
Interest expense, net for the three months ended September 30, 2021 was $3.0 million, a decrease of $0.4 million, or 12.2%, compared to the prior-year period primarily due to a decrease in average outstanding debt. For the three months ended September 30, 2021 and 2020, the weighted average interest rate was approximately 2.9%.
Loss on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended September 30, 2021 was $0.9 million, a decrease of $2.7 million, or 75.3%, compared to the prior year which had a loss of $3.6 million. The decrease was primarily due to the change in the market value of our A-1 common stock which is the primary input to the valuation of the contingent earnout shares.
Loss on change in fair value of warrants
Loss on change in fair value of warrants for the three months ended September 30, 2020 was $1.7 million. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the remaining warrants for the three months ended September 30, 2021.
Income tax expense (benefit)
Income tax expense for the three months ended September 30, 2021 was $3.9 million, an increase of $10.5 million, or 159.7%, compared to the prior-year period, which had an income tax benefit of $6.6 million. The effective tax rate for the three months ended September 30, 2021 was 26.7% compared to (2,736.1)% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The tax benefit for the three months ended September 30, 2020, was impacted by an income tax benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments that were identified in the preparation of our federal and state income tax returns.

The following table summarizes Accel’s results of operations on a consolidated basis for the nine months ended September 30, 2021 and 2020:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020	Change ($)	Change (%)
Revenues:		(As Restated)
Net gaming	$520,915	$231,210	289,705	125.3%
Amusement	12,338	6,123	6,215	101.5%
ATM fees and other revenue	9,141	4,606	4,535	98.5%
Total net revenues	542,394	241,939	300,455	124.2%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	364,402	161,795	202,607	125.2%
General and administrative	78,641	55,061	23,580	42.8%
Depreciation and amortization of property and equipment	18,820	15,299	3,521	23.0%
Amortization of route and customer acquisition costs and location contracts acquired	18,489	16,778	1,711	10.2%
Other expenses, net	8,913	5,719	3,194	55.8%
Total operating expenses	489,265	254,652	234,613	92.1%
Operating income (loss)	53,129	(12,713)	65,842	(517.9)%
Interest expense, net	9,736	10,172	(436)	(4.3)%
Loss (gain) on change in fair value of contingent earnout shares	6,867	(6,633)	13,500	(203.5)%
Gain on change in fair value of warrants	—	(12,574)	12,574	(100.0)%
Income (loss) before income tax expense (benefit)	36,526	(3,678)	40,204	(1,093.1)%
Income tax expense (benefit)	11,773	(11,788)	23,561	(199.9)%
Net income	$24,753	$8,110	$16,643	205.2%
`

Revenues
Total revenues for the nine months ended September 30, 2021 were $542.4 million, an increase of $300.5 million, or 124.2%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $289.7 million, or 125.3%, an increase in amusement revenue of $6.2 million, or 101.5%, and an increase in ATM fees and other revenue of $4.5 million, or 98.5%. Increase in net gaming revenue was attributable to the IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak, which impacted 106 of the 274 gaming days (or 39% of gaming days) during the nine months ended September 30, 2020. The increase in net gaming revenues for the nine months ended September 30, 2021, also reflected an increase in gaming terminals and locations, as well as an increase in location hold-per-day, which was driven by higher bet limit software, the addition of a 6th VGT and higher demand.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2021 was $364.4 million, an increase of $202.6 million, or 125.2%, compared to the prior-year period due primarily to the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak and an increase in the Illinois gaming tax from 33% to 34% on July 1, 2020.
General and administrative
General and administrative expenses for the nine months ended September 30, 2021 were $78.6 million, an increase of $23.6 million, or 42.8%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the nine months ended September 30, 2021 also reflected higher payroll-related costs as we continued to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2021 was $18.8 million, an increase of $3.5 million, or 23.0%, compared to the prior-year period due to an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the nine months ended September 30, 2021 was $18.5 million, an increase of $1.7 million, or 10.2%, compared to the prior-year period. The increase was primarily attributable to our business and asset acquisitions.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2021 were $8.9 million, an increase of $3.2 million, or 55.8%, compared to the prior-year period due to larger fair value adjustments associated with the revaluation of contingent consideration liabilities due to stronger than anticipated performance from the associated business acquisitions, partially offset by lower non-recurring, one-time expenses attributable to non-capitalizable public offering costs incurred in the first quarter of 2020 and costs incurred in the second quarter of 2020 to provide benefits (e.g. employee portion of health insurance premiums) for furloughed employees during the IGB-mandated shutdown.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2021 was $9.7 million, a decrease of $0.4 million, or 4.3%, compared to the prior-year period primarily due to a decrease in average outstanding debt. The weighted average interest rate was approximately 3.2% for both the nine months ended September 30, 2021 and 2020.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the nine months ended September 30, 2021 was $6.9 million, an increase of $13.5 million, or 203.5%, compared to the prior-year period, which had a gain of $6.6 million. The increase was primarily due to the change in the market value of our A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Gain on change in fair value of warrants
Gain on change in fair value of warrants for the nine months ended September 30, 2020 was $12.6 million. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the remaining warrants for the nine months ended September 30, 2021.
Income tax expense (benefit)
Income tax expense for the nine months ended September 30, 2021 was $11.8 million, an increase of $23.6 million, or 199.9%, compared to the prior-year period, which had an income tax benefit of $11.8 million. The effective tax rate for the nine months ended September 30, 2021 was 32.2% compared to 320.5% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The tax benefit for the nine months ended September 30, 2020 was impacted by an income tax benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments that were identified in the preparation of our federal and state income tax returns.
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
The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of September 30, respectively:

	As of September 30,		Increase / (Decrease)
	2021	2020	Change $	Change %
Licensed establishments	2,549	2,363	186	7.9%
Video gaming terminals	13,384	11,597	1,787	15.4%
Average remaining contract term (years)	6.7	6.9	(0.2)	(2.9)%
The following table sets forth information with respect to Accel’s location hold-per-day for the three and nine months ended September 30, respectively:

	September 30,		Increase / (Decrease)
	2021	2020	Change $	Change %
Location hold-per-day - for the three months ended	$798	$596	$202	33.9%
Location hold-per-day - for the nine months ended (1)	$815	$585	$230	39.3%
(1) Location hold-per-day for the nine months ended September 30, 2021 is computed based on 255-eligible days of gaming (excludes 18 non-gaming days due to the IGB mandated COVID-19 shutdown). Location hold-per-day for the nine months ended September 30, 2020 is computed based on 168-eligible days of gaming (excludes 106 non-gaming days due to the IGB mandated COVID-19 shutdown)
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net income	$10,807	$6,835	$24,753	$8,110
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired (1)	6,221	5,648	18,489	16,778
Stock-based compensation (2)	966	1,668	4,707	4,055
Loss (gain) on change in fair value of contingent earnout shares (3)	888	3,599	6,867	(6,633)
Loss (gain) on change in fair value of warrants(4)	—	1,710	—	(12,574)
Other expenses, net (5)	4,173	1,383	8,913	5,719
Tax effect of adjustments (6)	(5,738)	(5,421)	(9,623)	(7,436)
Adjusted net income	17,317	15,422	54,106	8,019
Depreciation and amortization of property and equipment	6,518	5,361	18,820	15,299
Interest expense, net	3,016	3,434	9,736	10,172
Emerging markets (7)	1,106	54	2,369	54
Income tax expense (benefit)	9,674	(1,173)	21,396	(4,352)
Adjusted EBITDA	$37,631	$23,098	$106,427	$29,192
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
Adjusted EBITDA for the three months ended September 30, 2021, was $37.6 million, an increase of $14.5 million, when compared to the prior-year period, which was driven by the increase in the number of licensed establishments, VGTs, and location hold-per-day. Adjusted EBITDA for the nine months ended September 30, 2021, was $106.4 million, an increase of $77.2 million, or 264.6%, compared to the prior-year period. The increase in performance for the nine months ended was attributable to an increase in the number of licensed establishments, VGTs, and location hold-per-day, and the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the COVID-19 outbreak that had a significant impact on our performance in the prior-year period.

Liquidity and Capital Resources
Accel believes that its cash and cash equivalents, cash flows from operations and borrowing availability under its senior secured credit facility will be sufficient to meet its capital requirements for the next twelve months. Accel’s primary short-term cash needs are paying operating expenses, servicing outstanding indebtedness and funding near term acquisitions. As of September 30, 2021, Accel had $179.9 million in cash and cash equivalents.
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
As of September 30, 2021, there remained approximately $100.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2021, the weighted-average interest rate was approximately 3.2%.
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
The additional term loan facility was available for borrowing until November 13, 2020. Each of the revolving loans and the term loans were originally scheduled to mature on November 13, 2024.
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
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, we and the other parties thereto entered into Amendment No. 1 to the Credit Agreement on August 4, 2020 ("Amendment No. 1") to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.5% and the floor for the Base Rate to 1.50%.
On October 22, 2021, in order to increase the borrowing capacity under our existing Credit Agreement, dated November 13, 2019, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2, among other things, provides for (i) an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million, (ii) a $350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and (iii) a new $400.0 million delayed draw term loan facility available to finance acquisitions or other investments (and pay related amounts) and/or to refinance, repay or prepay existing debt used to finance acquisitions or other investments. The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged.
We were in compliance with all debt covenants as of September 30, 2021. Given our assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.

Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,
	2021	2020
		(As Restated)
Net cash provided by operating activities	$80,262	$4,118
Net cash used in investing activities	(21,220)	(23,148)
Net cash (used in) provided by financing activities	(13,610)	72,735

Net cash provided by operating activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $80.3 million, an increase of $76.1 million over the comparable period. In addition to our increase in net income, we had favorable fair value adjustments on our contingent earnout shares and warrants, a decrease in our deferred income taxes, and the add back of losses on the remeasurement of contingent consideration in the current period compared to gains in the prior period, as well as lower payments on consideration payable.
Net cash used in investing activities
For the nine months ended September 30, 2021, net cash used in investing activities was $21.2 million, a decrease of $1.9 million over the comparable period and was primarily attributable to less cash used for business and asset acquisitions as well as higher proceeds from the sale of property and equipment, partially offset by more cash used for the purchases of property and equipment.
Net cash (used in) provided by financing activities
For the nine months ended September 30, 2021, net cash used in financing activities was $13.6 million, a decrease of $86.3 million over the comparable period. The decrease reflects a decrease in net borrowings on our credit facility, partially offset by lower payments on consideration payable. The prior-year period also included $78.7 million of net proceeds from the issuance of common stock.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $333.9 million as of September 30, 2021. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.3 million annually, assuming the balance outstanding under Accel’s credit facility remained at $333.9 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2021, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Form 10-K were still present as of September 30, 2021 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Form 10-K.

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

ACCEL ENTERTAINMENT, INC.

Date: November 3, 2021	By:	/s/ Brian Carroll
Brian Carroll Chief Financial Officer