Form 10-K
period 2021-12-31
Accel Entertainment, Inc.
filed 2022-03-11
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $651.7 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of March 7, 2022, there were 92,772,928 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended, where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
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
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Accel,” the "Company," “our company,” “we,” “us,” “our,” and similar names refer to Accel Entertainment, Inc. and, where appropriate, its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We believe we are the leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (the “IGB”) since 2012 and holds a license from the Pennsylvania Gaming Control Board (the “PA Board”). In July 2020, the Georgia Lottery Corporation (the “GLC”) approved one of our consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows us to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement operations in Iowa and registered with the Iowa Department of Inspection (the “IDIA”) to conduct operations in Iowa.
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our gaming equipment and manage the entire operating process for our licensed establishment partners. We also offer our licensed establishment partners gaming solutions that appeal to players who patronize those businesses. We devote significant resources to licensed establishment partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist licensed establishment partners with regulatory applications and compliance onboarding, train licensed establishment partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each licensed establishment. We also provide weekly gaming revenue reports to our licensed establishment partners and analyze and compare gaming results within individual licensed establishment partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for our licensed establishment partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance. As a result, Accel’s voluntary contract renewal rate was approximately 99% for the three-year period ended December 31, 2021.
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
Our Industry
We operate within the U.S. distributed gaming industry, which consists of the installation and service of slot machines at non-casino licensed establishments. Generally, a gaming terminal or slot machine is any electronic video game machine that, upon insertion of cash, electronic cards or vouchers, or any combination thereof, is available to play or simulate the play of a video game, including but not limited to video poker and slots, and utilizes a video display and microprocessors in which players may receive free games or credits that can be redeemed for cash or merchandise. Distributed gaming is currently legal in Illinois, Louisiana, Montana, Nevada, Oregon, Pennsylvania, South Dakota and West Virginia. Other states such as Georgia, Iowa and Nebraska have a similar but separately regulated amusement machine market. We believe that the distributed gaming industry is supported by generally favorable trends, including an increasing number of states contemplating approving gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles when compared to traditional gaming venues, such as casinos. We believe that the industry has witnessed both a growing player base and increased variety of higher quality game profiles available through gaming terminals.
Our operations are based primarily in Illinois. We have been licensed as a terminal operator in Illinois under the Illinois Gaming Act since 2012. We were one of the first terminal operators licensed in Illinois. The Illinois distributed gaming industry has grown significantly since 2012, with 7,836 licensed establishments operating a total of 41,826 video gaming terminals (“VGTs”) as of December 31, 2021, according to Scientific Games International’s terminal operator portal and the Video Gaming Revenue Reports published by the IGB. According to the IGB, approximately 1,390 out of approximately 1,496 municipalities in Illinois permit the operation of gaming terminals. Gaming terminals in Illinois can be played in licensed bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments, including some convenience stores, in areas accessible only to players who are 21 years of age or older. Gaming revenue in Illinois from gaming terminals generates significant tax revenue. The Illinois state legislature has increased applicable marginal tax rates on gaming from 30% to 33% effective July 1, 2019 and from 33% to 34% effective July 1, 2020. While the increase in gaming tax rates negatively impacted the distributed gaming industry, other legislative changes, such as an increase in the number of permitted gaming terminals at a given location, an increase in maximum wager limits and maximum win payouts are driving overall video gaming revenue upward.
The IGB generally oversees gambling and video gaming operations in the state of Illinois. The IGB is authorized to issue licenses to distributed gaming operators and has broad disciplinary authority over Illinois’s distributed gaming industry which includes the power to fine operators and licensed establishments for non-compliance with IGB regulations. As enforcement efforts and incidents of discipline among licensees increase, fine amounts for non-compliance have also increased. While the IGB has licensed a significant number of new video gaming establishments in recent years, it has also experienced an increase in its application backlog. In addition, Illinois’ governor is empowered to appoint board members to the IGB and select its administrator for the IGB to ultimately approve. Not only do new appointments have the potential to change the composition of the IGB, they can impact current rules, regulations, policies and agendas of the IGB, which may result in increased enforcement measures or further delays in licensing new establishments. The IGB dictates the maximum bet, maximum win, and approves payout percentages for games played on gaming terminals which are required by regulation to exceed 80%. Generally, suppliers have designed gaming terminals to include between approximately 10 and 40 games. In 2021, payout percentages for gaming terminals across Illinois averaged approximately 92%, according to the Video Gaming Revenue Reports published by the IGB. Accel’s payouts range from 88% to 94%, with an average of 92%. Additionally, Illinois legislation has increased the maximum number of gaming terminals that may be operated at a given licensed establishment from five to six, with certain qualifying truck stop licensed establishments allowed to operate up to ten gaming terminals. This legislation has also increased the maximum wager that may be placed on a gaming terminal from $2.00 to $4.00 and the maximum win from a single play from $500 to $1,199. All gaming terminals are monitored and controlled by the IGB through a central communications system. The IGB established minimum standards that licensed establishment partner contracts must meet, including limiting the length of contracts entered into after February 2, 2018 to a maximum of eight years with no automatic renewals.
We have made substantial investments in regulatory training and compliance for our staff and licensed establishment partners. Accel has designed and implemented systems and controls that facilitate compliance with applicable regulatory requirements in Illinois and is working on implementing similar systems and controls in Georgia, Iowa, and for the anticipated start of live gaming in Pennsylvania.
The operation of coin-operated amusement machines, or COAMs, in Georgia has been regulated by the GLC since April 2013. Class B COAMs provide skill-based games with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift certificates, or novelties. The most common type of establishment licensees are convenience stores. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In addition, any local governing authority may vote to remove coin operated amusement machines from its jurisdiction upon 60 days’ advance notice. In 2020, we acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee (“Tom’s Amusements”) in the state of Georgia. The acquisition of Tom’s Amusements added 11 Georgia COAM Class B locations to the Accel portfolio, as well as a total of 65 Class B COAM terminals. On May 20,

2021, the Company acquired Island Games, Inc. (“Island”), a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island added 30 COAM Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals.
On November 18, 2020, we became a licensed Terminal Operator in Pennsylvania under the Pennsylvania Race Horse Development and Gaming Act, although Accel has not yet commenced any gaming operations in Pennsylvania as of December 31, 2021. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, gaming terminals at qualified truck stops. To qualify for gaming, a truck stop must meet requirements that are similar to those in Illinois. Accel has a binding agreement to install gaming terminals with a partner truck stop establishment in Pennsylvania that has received a conditional license from the PA Board. Accel is also in discussions with other potential partners who have not yet applied for licensure. The Company hopes to commence gaming operations in Pennsylvania in 2022. We believe the current total potential number of qualified trucks stops to host gaming terminals in Pennsylvania is approximately 100-150 truck stop establishments, although municipalities are able to individually opt out from authorizing distributed gaming. These establishments consist of corporate truck stops and individual and corporate convenience stores that meet current regulatory requirements for gaming terminal installation.
On December 30, 2021, one of the Company's consolidated subsidiaries became a registered distributor in the State of Iowa, which is required to operate amusement concessions in the state. Amusement concessions are regulated by the IDIA under Title III, Chapter 99B of the Iowa Administrative Code. Amusement concessions fall into two broad categories: games of chance and games of skill. Games of chance means a game in which the result is determined by chance. An example of a game of chance is when a player aligns objects or balls in a prescribed pattern in order to win. Certain establishments such as bars, taverns, and restaurants with a Class B or Class C liquor license are permitted to operate up to four electrical or mechanical games of chance. The total number of permitted electrical and mechanical games of chance allowed in Iowa is capped at 6,928 devices. Games of skill means a game in which the result is determined by the player to do a task, such as directing or throwing objects to designated areas or targets, or by shooting a gun or rifle. The Company operates both games of chance and games of skill as well as other amusement equipment and ATMs in Iowa.
In addition, our marketing and sales efforts are subject to the rules and regulations of the regulatory gaming bodies and municipal laws and regulations in the jurisdictions where we do business, including rules promulgated by the IGB, GLC, the PA Board, IDIA, and local municipalities in Illinois. These rules generally require sales agent registration, include prohibitions related to inducements and restrict certain advertising and promotional activities.
We may also enter states other than Pennsylvania that currently permit or may consider permitting gaming terminals. Indiana, Missouri, North Carolina, Virginia, and Mississippi have proposed legislation permitting gaming terminals or other forms of gaming in the past. Other states, counties or municipalities facing tax revenue shortfalls or other fiscal pressure may adopt similar measures.
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
Proven track record in executing and integrating acquisitions. Accel continuously evaluates strategic acquisition opportunities. Accel has a successful track record of identifying, acquiring and integrating competitive operators at favorable terms. Since becoming a licensed terminal operator in 2012, Accel has acquired 15 operator companies, adding approximately 1,000 licensed establishments to our total portfolio of 2,584 licensed establishment partners as of December 31, 2021. Accel believes that its industry reputation, scale, proven track record of driving revenue synergies, and public acquisition currency enhances its ability to acquire other operators or licensed establishments on favorable terms and makes Accel a preferred partner of choice.
Diversified revenue base with limited churn. Accel believes that gaming regulations in Illinois facilitate a low revenue concentration per licensed establishment partner, and that its low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances. For the year ended December 31, 2021, Accel’s best-performing licensed establishment accounted for approximately $3.0 million, or less than 1% of gross revenue, its top 20 licensed establishments represented only 5% of gross revenue and Accel’s licensed establishment partners each contributed an average of approximately $0.3 million of gross revenue. Accel’s voluntary contract renewal rate was approximately 99% for the three-year period ended December 31, 2021. While Accel experiences business disruptions each year due to business failures, IGB-imposed shutdowns, or natural disasters affecting licensed establishment partners, many of these sites reopen in subsequent years under new owners, and Accel believes it is best-positioned to reengage with those establishments as new licensed establishment partners because of its reputation and leading market position. Accel’s gaming terminals are geographically diversified across the state of Illinois, limiting systemic risk due to local weather patterns or regional economic downturns. We believe that Accel’s recent expansion into Georgia and Iowa and future expansion into other states may further help to diversify its portfolio.
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

Management team. Accel’s management team has many years of experience and industry knowledge. Accel’s President, Chief Executive Officer and co-founder, Andy Rubenstein, has led the Company since its inception in 2009, and its other officers have approximately 60 years of combined gaming industry experience. Accel believes that its industry-leading management team has a reputation for integrity and compelling customer service.
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
Grow our operations in Georgia and Iowa. The operation of coin-operated amusement machines in Georgia has been regulated by the Georgia Lottery Corporation since April 2013. Games are skill-based with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift certificates, or novelties. The most common type of establishment licensees are convenience stores. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In 2020, we acquired Tom’s Amusements which added 11 Georgia COAM Class B locations to the Accel portfolio, as well as a total of 65 Class B COAM terminals. On May 20, 2021, the Company acquired Island, a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island added 30 Georgia COAM Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals.
On December 30, 2021, one of the Company's consolidated subsidiaries became a registered distributor in the State of Iowa, which is required to operate amusement concessions in the state. Amusement concessions are regulated by the IDIA under Title III, Chapter 99B of the Iowa Administrative Code. Amusement concessions fall into two broad categories: games of chance and games of skill. Games of chance means a game in which the result is determined by chance. An example of a game of chance is when a player aligns objects or balls in a prescribed pattern in order to win. Certain establishments such as bars, taverns, and restaurants with a Class B or Class C liquor license are permitted to operate up to four electrical or mechanical games of chance. The total number of permitted electrical and mechanical games of chance allowed in Iowa is capped at 6,928 devices. Games of skill means a game in which the result is determined by the player to do a task, such as directing or throwing objects to designated areas or targets, or by shooting a gun or rifle. The Company operates both games of chance and games of skill as well as other amusement equipment and ATMs in Iowa.

Expand operations into Pennsylvania. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, gaming terminals at qualified truck stops. Accel estimates that the total potential number of qualified truck stops to host gaming terminals in Pennsylvania is approximately 100-150 truck stops as of December 31, 2021, although municipalities are able to individually opt out from authorizing distributed gaming. Accel believes this market opportunity is attractive and has obtained a terminal operator license from the PA Board. Accel is also in discussions with other potential location partners who have not yet applied for licensure. Accel believes that Pennsylvania is a natural choice for its expansion outside of Illinois when compared to other states due to industry similarities with Illinois. See “— Accel’s Industry” for more information.
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
Expand operations to other states. Various states and other jurisdictions have proposed legislation permitting gaming terminals or other forms of gaming in the past. These states include Indiana, Missouri, Mississippi, North Carolina and Virginia. Accel may also choose to expand operations through strategic acquisitions or otherwise in other, more mature gaming jurisdictions where gaming terminals are currently legal, such as Louisiana, Montana, Nevada, Oregon, South Dakota and West Virginia. Accel may attempt to seek approval to operate in additional jurisdictions that authorize video gaming. Accel believes it would be a favored entrant into any such markets given its track record of success and compliance.
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

Best-in-class technicians who assist licensed establishment partners in the event of any mechanical or software issues with the devices Accel provides. Accel leverages technology and data-driven algorithms to enable a 24/7 call center to direct its service technicians. These technicians serve to prevent and solve technical issues with gaming terminals at licensed establishment partners in a timely manner. Accel’s service tracking process begins when a licensed establishment partner identifies an issue at their licensed establishment and contacts the service center. As of December 31, 2021, more than 15% of service issues are resolved by the call center directly without the need to dispatch any technician. In the event a technician is required, 96% of customer service issues are addressed on a first-time technician dispatch, with an average response time of approximately 80 minutes. Replacement parts for gaming terminals, if required, are sourced from Accel’s offices and warehouses located across the state. Accel uses system analytics across its gaming-as-a-service platform to keep track of parts used and, if necessary, order new parts for delivery to various warehouses.
Sports betting. Accel believes it is well positioned to participate in the fast-growing sports betting segment. While Accel expects to remain focused on gaming in the near future, it has not applied for a sports betting license, but it may consider doing so in the future.
Licensed Establishments and VGTs
As of December 31, 2021, Accel operates 13,639 VGTs in 2,584 licensed establishments in the state of Illinois. Licensed establishments typically include bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments.
Accel enters into long-term exclusive location and gaming terminal use agreements with its licensed establishment partners, or master exclusive gaming terminal use agreements with licensed establishment partners who have several licensed establishments. Under those agreements, Accel has the exclusive right to place gaming terminals and redemption devices in such licensed establishments. Once proper licenses are received, Accel experiences minimal delay related to the installation of gaming terminals in those licensed establishments. As of December 31, 2021, the average remaining term on Accel’s agreements is 6.8 years. In addition, Accel’s voluntary contract renewal rate for the three-year period ended December 31, 2021 was approximately 99%.
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
In addition, Accel has a very limited number of revenue-share agreements with other licensed terminal operators in Illinois, which provide splitting gross gaming revenue. For the year ended December 31, 2021, revenue shared with other terminal operators accounted for less than 1% of gross revenue.

Suppliers
Accel installs cutting-edge software and multi-game gaming terminals, at each licensed establishment, from leading manufacturers such as Scientific Games International, WMS (owned by Scientific Games International), IGT, Bally (owned by Scientific Games International), Aristocrat and Novomatic. Under agreements with these manufacturers, Accel is able to provide 28 different types of gaming terminal models and 242 different games to licensed establishment partners. Accel believes its efforts to procure gaming terminals from various sources better enables it to meet the needs of licensed establishment partners and players.
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
Competition
Accel competes on the basis of the responsiveness of its services to players, and the popularity, content, features, quality, functionality, accuracy and reliability of its products. Accel generally does not consider pricing to be a factor in its gaming terminal business as all minimum and maximum wagers are mandated by the IGB and all revenue splits with the licensed establishments are mandated by the IGB and by law. Accel believes most licensed establishments focus on player appeal, customer service and reputation when making their decisions to collaborate with terminal operators. In Illinois, Accel currently competes with 55 terminal operators that operate in 7,836 gaming establishments as of December 31, 2021. The top five terminal operators with which Accel principally competes are J&J Ventures Gaming, LLC, Gold Rush Amusements, Inc., Illinois Gaming Investors LLC, Gaming & Entertainment Management-Illinois LLC, and Midwest Electronics Gaming, LLC. Together with Accel, they operate in more than 82% of all licensed establishments in Illinois, and the top 10 terminal operators in Illinois operate in approximately 91% of all licensed establishments. Accel currently operates gaming terminals and/or amusement devices in 32% of all establishments licensed to operate gaming terminals in Illinois.
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
As of December 31, 2021, Accel owned 12 registered trademarks and 103 registered domain names. Accel also relies on software or technologies that it licenses from third parties. These licenses may not continue to be available to Accel on commercially reasonable terms in the future and as a result, Accel may be required to obtain substitute software or technologies.
Seasonality
Accel’s results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at licensed establishments, and higher in cold weather between February and April, when players will typically spend more time indoors. Holidays, vacation seasons and sporting events may also cause Accel’s results to fluctuate.
Employees
As of December 31, 2021, Accel had approximately 900 employees. None of Accel’s employees are represented by a labor union or covered by a collective bargaining agreement. Accel believes its current staffing levels to be adequate for its needs and operations, and that relations with employees are generally good.
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
Available Information
Our principal executive offices are located at 140 Tower Drive, Burr Ridge, Illinois 60527, and our telephone number is (630) 972-2235. Our website is www.accelentertainment.com. The information contained on our website or that can be accessed through our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock
•The continued effect of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could lead to a materially adverse effect on our business and results of operations.
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
•Our level of indebtedness and its related variable interest rate, and any increase thereto, could adversely affect results of operations, cash flows and financial condition.
•Certain stockholders own a significant portion of common stock and they may have interests that differ from those of other stockholders.
Risks Related to Our Business and Industry
The continued outbreak and spread of the novel coronavirus disease known as COVID-19, and its related variants, has had, and could continue to have, an adverse impact on our business, operations and financial condition for an extended period of time.
On March 11, 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Since its initial outbreak, the spread of COVID-19 and its variants, and the measures taken in response to the pandemic, have had a global and national impact, both direct and indirect, on businesses and commerce. Despite recent progress in the administration of vaccines, the future impact of the pandemic on global and local economies will continue to depend on future developments such as the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, as well as government-imposed restrictions or mandates. As a result, the length of the pandemic and its ultimate economic and human toll cannot yet be determined
The mandated shutdowns of our licensed establishment partners’ gaming operations and our VGTs by the IGB from March 16, 2020 to July 1, 2020 and from November 19, 2020 to January 16, 2021 substantially and adversely impacted our business, operations and financial condition. In addition, we have been, and will continue to be further, negatively impacted by related developments in response to resurgences of COVID-19 and its variants, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has significantly impacted, and could continue to impact, travel of customers to our licensed establishment partners.
While the IGB announced the resumption of all video gaming activities in January 2021, it is possible that it or the State of Illinois may order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. We may be adversely impacted as a result of any future adverse impact of COVID-19 on our licensed establishment partners.
Further, our business may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19 and its related variants, which could contribute to weak demand for gaming and non-gaming services.
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
There may be other adverse consequences to our business, operations and financial condition from the spread of COVID-19 that we have not considered. Prior to March 2020, we had not previously experienced a complete cessation of our business operations, and as a consequence, our ability to predict the impact of any future cessation on our business and future prospects is limited. We can offer no assurances that the effects of COVID-19 are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this crisis has passed. As a result, COVID-19 may continue to have a material adverse impact on our business, operations and financial condition for an extended period of time.
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
Accel has experienced, and expects to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on its management and its operational and financial resources. Since its inception, Accel has acquired 13 distributed gaming operators adding approximately 1,000 licensed establishments to its portfolio of 2,584 total licensed establishments as of December 31, 2021. Accel has also experienced significant growth in the number of licensed establishment partners and players, and in the amount of data that it supports. Additionally, Accel’s organizational structure will become more complex as it scales its operational, financial and management controls to support additional jurisdictions as well as its reporting systems and procedures.
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
The supply of Accel’s gaming terminals, stand-alone ATMs, redemption devices and amusement devices depend upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Accel’s operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. Additionally, certain components of our gaming terminals are sourced from China, where the initial outbreaks of the COVID-19 occurred and where other widespread public health problems have led to quarantines, shutdowns, shipping or logistics changes, or other disruptions that could impair our ability to obtain gaming terminals and their components. Accel has achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, Accel is exposed to the credit and other risks of having a small number of key suppliers. While Accel makes every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, it cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues or other factors may result in Accel’s suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to Accel or may force them to seek to renegotiate existing contracts.
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
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment or inflation, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause licensed establishment partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of licensed establishment partners to generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Accel’s revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at licensed establishment partners and may result in fewer players visiting licensed establishment partners, reduced play levels, and lower amounts spent per visit, adversely affecting Accel’s results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting licensed establishment partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, such as the COVID-19 outbreak and its variants, inflation or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on Accel.
Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all.
Accel’s future success and growth depend in large part on the successful addition of new licensed establishments as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was granted a license as a terminal operator in November 2020 but has not commenced gaming operations as of December 31, 2021; Georgia, where Accel acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee, in July 2020, and Island Games, Inc., a southern Georgia amusement operator in May 2021; and Iowa, where Accel recently acquired the amusement and ATM assets of the affiliated companies, Rich and Junnie's Inc. and JBCJ, Inc. These markets are newer to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its licensed establishment partners in order to execute this strategy. There can be no assurance that video gaming will have success with new licensed establishment partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania, Georgia and Iowa. In addition, it is possible that Accel will not be able to commence operations in the Pennsylvania market due to regulatory or other concerns. See “Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
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
Accel largely depends on local markets of licensed establishments for players. Local competitive risks and the failure of licensed establishment partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect Accel’s business. As a result of the geographic concentration of Accel’s businesses, it faces a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois is more severely impacted by any such adverse condition, as compared to other areas in the United States. Accel is subject to similar concentration risks in Georgia and Iowa, if Accel is successful in expanding its operations into Pennsylvania or other gaming jurisdictions, it may also face similar concentration risk there.
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
Accel’s ability to achieve significant revenue growth will depend, in large part, on its success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Accel’s recent hires and planned hires may not become productive as quickly as expected and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, Accel’s revenue may not increase at anticipated levels and its ability to achieve long-term projections may be negatively impacted. In addition, as Accel continues to grow, a larger percentage of its sales force will be new to Accel and its business, which may adversely affect Accel’s sales if it cannot train its sales force quickly or effectively. Attrition rates may increase, and Accel may face integration challenges as it continues to seek to expand its sales force. Accel also believes that there is significant competition for sales personnel with the skills that it requires in the industries in which it operates and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where it operates or plans to operate. If Accel is unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new licensed establishment partners or promoting activity within Accel’s existing licensed establishment partners, Accel’s business may be adversely affected.
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
Accel may not be able to successfully integrate any businesses that it acquires or do so within intended timeframes. Accel could face significant challenges in managing and integrating its acquisitions and combined operations, including acquired assets, operations and personnel, as well as maintaining or developing, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures). In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on Accel’s results of operations, cash flows and financial condition. Accel expects to incur incremental costs and capital expenditures related to its contemplated integration activities.
Acquisition transactions may disrupt Accel’s ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business or delay the achievement of strategic objectives. These risks may be heightened when Accel enters into regions where it has no or limited prior experience. Accel’s business may be negatively impacted following the acquisitions if it is unable to effectively manage expanded operations.
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
The availability of competing gaming activities could increase substantially in the future. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in Illinois, Georgia, or Iowa, adjacent states or jurisdictions where Accel plans to operate in the future, such as Pennsylvania. For example, on June 2, 2019, the Illinois legislature passed a significant gaming expansion bill authorizing the addition of multiple casinos to the state, including a casino in Chicago, permitting slot and table games at three horse racetracks, adding slot machines to two airports and creating licensing criteria for those eligible to provide sports betting services. In addition, other jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. For example, in November 2017, Pennsylvania adopted legislation allowing regulated online poker and casino-style games within the commonwealth and legalizing sports betting in casinos. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including gaming terminals). See “ —Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all” for more information. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions (both legal and illegal) could further compete with Accel’s gaming terminals, which could have an adverse impact on Accel’s results of operations, cash flows and financial condition.
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

In particular, Mr. Carroll has notified Accel that he will retire as the Company’s Chief Financial Officer by April 30, 2022. In the interim, Mr. Carroll will remain in his current role while the Company conducts a search for a new Chief Financial Officer. After April 30, 2022, Mr. Carroll will assist the Company’s Chief Executive Officer and the next Chief Financial Officer in the transition thereafter until Mr. Carroll’s eventual retirement from the Company at the end of 2023. If we are unable to recruit and retain a qualified replacement in a timely manner it could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
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
Certain of Accel’s key metrics, including the average post-acquisition net video gaming revenue per location per day (“location hold-per-day”) and a number of other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Scientific Games, a contractor of the IGB. Scientific Games and the IGB may calculate certain metrics differently, which could limit the comparability of Accel’s key metrics and those of its competitors, who may use a different methodology to calculate similar metrics. For example, the IGB calculates location hold-per-day and other metrics using the number of gaming terminals that are active at the end of a given month, while Scientific Games uses the number of gaming terminals that are active at least one day during a month. See “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While Accel believe these figures to be reasonable and that its reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should Accel decide to review these or other figures, it may discover material inaccuracies, including unexpected errors in its internal data that result from technical or other errors. If Accel determines that any of its metrics are not accurate, they may be required to revise or cease reporting such metrics and such changes may harm Accel’s reputation and business.
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
Although Accel plans to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that Accel will do so, and that law enforcement or gaming regulatory authorities will not seek to restrict Accel’s business in their jurisdictions or institute enforcement proceedings if Accel is not compliant. For example, Accel is currently involved in an administrative hearing process with the IGB related to certain alleged violations of the Video Gaming Act and related rules. See “Business — Legal Proceedings” for more information. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on its ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against Accel or seize certain assets if Accel violates gaming regulations. Accel’s reputation may also be damaged by any legal or regulatory investigation, regardless of whether Accel is ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Pennsylvania, Georgia or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, in June 2019, the Illinois legislature approved a gaming expansion bill that, in addition to providing for an increased number of possible gaming venues, also increases Illinois state tax on gaming revenue. Additionally, membership changes within regulatory agencies could impact operations. The IGB in particular has experienced significant personnel changes since the commencement of Accel’s gaming terminal operations in 2012. Changes in the composition of the IGB can impact current rules, regulations, policies, enforcement trends and overall agendas of the IGB.
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
The report by management needs to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as Accel is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. (the “Business Combination”), its independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Management’s assessment of internal controls, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by Accel’s auditors could detect further problems that management’s assessment might not and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require Accel to incur the expense of remediation.
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
The following three material weaknesses in internal control over financial reporting were identified, which were not remediated as of December 31, 2021, or currently:
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
Accel is currently involved in several lawsuits. See “Business — Legal Proceedings” for more information. Accel may also become subject to litigation claims in the operation of its business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to contracts, licenses, acquisitions and strategic investments. Accel may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that may be decided against Accel could result in significant monetary damages or injunctive relief that could adversely affect Accel’s ability to conduct business, its results of operations, cash flows and financial condition.
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
Accel believes that its success depends, in part, on protecting its intellectual property. Accel’s intellectual property includes certain trademarks and copyrights relating to its products and services, and proprietary or confidential information that is not subject to patent or similar protection. As of December 31, 2021, Accel owned 12 registered trademarks and 103 registered domain names. Accel’s success may depend, in part, on its ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which it markets products and to obtain copyright and patent protection for proprietary technologies, designs, software and innovations. There can be no assurance that Accel will be able to build and maintain consumer value in its trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide competitive advantages.

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
Further, third party hosted solution providers that provide services to Accel, such as Rackspace, Salesforce or NetSuite, have in the past been subject to cyber security incidents. Although these incidents have not had a material impact to date on our business, results of operations, financial condition or reputation to date, a future failure of these third parties’ security systems and infrastructure could adversely affect us.

Risks related to our Financial Condition
Accel’s level of indebtedness and its related variable interest rate could adversely affect results of operations, cash flows and financial condition.
As of December 31, 2021, Accel had total indebtedness of $350.0 million, all of which was borrowed under its current Credit Agreement, and had approximately $550.0 million of availability.
Accel’s level of indebtedness could affect its ability to obtain financing or refinance existing indebtedness; require Accel to dedicate a significant portion of its cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, repurchases of its shares of Class A-1 common stock and other general corporate purposes, increase its vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates or in pursuing its strategic objectives. In addition, Accel is exposed to the risk of higher interest rates as a significant portion of its borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations would increase even if the amount borrowed remained the same, and results of operations, cash flows and financial condition could be negatively impacted. All of these factors could place Accel at a competitive disadvantage compared to competitors that may have less debt.
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
•make dividends and certain other payments, including payment of junior debt, and repurchases of Accel's A-1 common stock;
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
As of December 31, 2021, approximately 3% of the shares of our Class A-1 common stock were beneficially owned by Karl Peterson and approximately 18% of the shares of our Class A-1 common stock were beneficially owned by affiliates of Clairvest. Following the consummation of the Business Combination, (i) three directors were jointly nominated by Pace, an affiliate of TPG, the sellers and the shareholder representatives to serve on the Company Board, (ii) another two directors were jointly nominated by Pace, an affiliate of TPG and the shareholder representatives and (iii) one director was jointly nominated by TPG and Clairvest. While Accel’s subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, TPG and Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to the Company’s directors’ obligation to act in the interest of all of the Company’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as TPG and Clairvest continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with TPG and Clairvest are members of the Company Board and/or any committees thereof, TPG and Clairvest may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. TPG's and Clairvest's influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Additionally, TPG and Clairvest and their respective affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Accel or that supply Accel with goods and services. TPG, Clairvest, or their respective affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Accel’s business, and as a result those acquisition opportunities may not be available to Accel. Prospective investors should consider that the interests of TPG and Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2021, approximately 9% of the shares of our Class A-1 common stock were beneficially owned by Mr. A. Rubenstein, approximately 3% of the shares of our Class A-1 common stock were beneficially owned by his brother, Mr. G. Rubenstein, and Mr. A. Rubenstein, together with Mr. G. Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 12% of the shares of our Class A-1 common stock. Although each of Mr. A. Rubenstein and Mr. G. Rubenstein, each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. A. Rubenstein and Mr. G. Rubenstein are members of the Company Board. As a result, the Rubenstein Family may be able to significantly influence the outcome of matters submitted for director action, subject to Accel’s director’s obligation to act in the interest of all of Accel’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Company Board and/or any committees thereof, and the Rubenstein Family may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. The Rubenstein Family’s influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Company Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with such stockholder are members of the Company Board and/or any committees thereof, such major stockholder may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. This influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock.
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
The stock markets, including the NYSE have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Class A-1 common stock, the market price of Class A-1 common stock may be volatile and could decline significantly. In addition, the trading volume in Class A-1 common stock may fluctuate and cause significant price variations to occur. If the market price of Class A-1 common stock declines significantly, you may be unable to resell your Class A-1 common stock at or above the market price as of the date hereof. Accel cannot assure you that the market price of Class A-1 common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report on Form 10-K, including risks related to future shutdowns of our operations as a result of the ongoing COVID-19 pandemic or other pandemics;
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
Accel is an “emerging growth company” as defined in the JOBS Act. Accel will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, the fifth anniversary of the IPO of Pace, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of shares of Class A-1 common stock that are held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accel intends to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that Accel’s independent registered public accounting firm provide an attestation report on the effectiveness of Accel’s internal control over financial reporting and reduced disclosure obligations regarding executive compensation in Accel’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. Accel has not chosen to “opt out” of this extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Accel, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Accel’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Accel cannot predict if investors will find its securities less attractive because it intends to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find Accel securities less attractive as a result, there may be a less active, liquid and/or orderly trading market for Accel’s securities and the market price and trading volume of its securities may be more volatile and decline significantly.
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
•any action asserting a claim against Accel or any of its directors or officers arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”), the Charter or the Bylaws (as either may be amended and/or restated from time to time); or
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
There may be a large number of Accel’s securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of Accel’s securities. For example, a significant number of shares of Class A-1 common stock held by parties to the registration rights agreement entered into by certain shareholders in connection with the Business Combination have been registered for resale pursuant to an effective registration statement on Form S-3, including shares of Class A-1 common stock issuable upon exchange of shares of Class A-2 common stock. While each registration rights holder (as defined in the registration rights agreement) has agreed not to effect any sale or distribution of its registrable shares if such sale or distribution would, or would reasonably be expected to, constitute or result in a “change of control” or similar event under Accel or its subsidiaries’ credit facilities, as contractual restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock or decreasing the market price itself.
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
We also rent an additional 13 locations in Illinois, three locations in Georgia and one location in Pennsylvania that are used to support our operations and provide warehousing for our equipment.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or renting additional space as needed to accommodate our growth.

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
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10 million. The parties are engaging in discovery and we are in the process of defending this lawsuit.
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
Given the status of the legal proceedings discussed above, we have a determined that a legal liability is probable and recorded an estimated loss of $0.6 million for the year ended December 31, 2021.
On March 9, 2022, we filed a lawsuit in the Circuit Court of Cook County against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock is trading on the NYSE under the ticker symbol “ACEL” since November 21, 2019. Prior to that time, our Class A-1 common stock was listed under the symbols “TPGH”. On November 21, 2019, we delisted the units offered in our initial public offering, each consisting of one Class A ordinary share and one-third of a warrant, which were listed under the symbol “TPGH.U”, and the units ceased to trade. In August of 2020, our public warrants, which were previously listed under the symbol “ACEL-WS” were delisted from the NYSE.
Stockholders
There were 98 stockholders of record of our Class A-1 common stock, and 110 stockholders of record of our Class A-2 common stock as of March 7, 2022.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The following table provides the shares purchased under the share repurchase program in the fourth quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

October 2021	—	$—	—	$200.0

November 2021	99,778	$12.54	99,778	$198.7

December 2021	601,527	$12.83	701,305	$191.0
Total	701,305
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 20, 2019 (the day prior to our Class A-1 common stock being traded on the NYSE) through December 31, 2021 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) Accel’s Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on November 20, 2019.
The stock price performance below is not necessarily indicative of future stock price performance.

	11/20/2019	12/31/2019	12/31/2020	12/31/2021
Accel Entertainment	$100.00	$119.05	$92.24	$118.90
NASDAQ Composite Index	$100.00	$105.23	$151.52	$183.92
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$107.94	$125.07	$123.20
ITEM 6. [RESERVED]

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
Company Overview
We believe Accel is the leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Accel’s business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain ATM functionality, and other amusement devices which are located in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” Accel also operates a number of stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board since 2012 and holds a license from the PA Board since November 2020. Accel operates 13,639 video gaming terminals across 2,584 locations in the State of Illinois as of December 31, 2021. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows the Company to begin the installation and operation of coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement operations in Iowa and registered with the IDIA to conduct operations in Iowa. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations.
Impact of COVID-19
The COVID-19 outbreak and its related variants are having a significant impact on global markets as a result of government-mandated business closures, supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.
In response to the initial COVID-19 outbreak in early 2020, the IGB made the decision to shut down all gaming terminals across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As a result, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility. As COVID-19 began a resurgence in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday, November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments.
These temporary shutdowns of Illinois video gaming impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020 and 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021. In light of these events and their effect on our employees and licensed establishment partners, we took action to position the Company to help mitigate the effects of these temporary cessation of operations. During the initial shutdown in early 2020, the Company furloughed approximately 90% of its employees and deferred certain payments to major vendors. Additionally, members of the Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown between late 2020 and early 2021, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, our 2020 revenues, results of operations and cash flows were materially affected. The COVID-19 situation is rapidly changing as new variant strains continue to pose a threat to public health and additional impacts to the business and financial results may arise that we are not aware of currently.
In close consultation with the Illinois Department of Public Health and the governor, the IGB issued protocols to guide casino and terminal operators in keeping players safe. Based on those protocols, we worked with our licensed establishment partners to, among other things:
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
Accel supported these measures to protect the safety of our employees and fellow Illinois citizens, as the health and safety of players and licensed partner establishments is of paramount importance to us. We were in constant contact with our licensed partner establishments to keep them aware of current developments and worked with them through these difficult times.
We incurred non-recurring, one-time expenses of $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for the year ended December 31, 2020 for costs to provide benefits (e.g. employee portion of health insurance premiums) for furloughed employees during the IGB-mandated COVID-19 shutdown. These costs are included within other expenses, net. The Company also spent $2.0 million in capital costs for the year ended December 31, 2020 related to the purchase of IGB-mandated spacers for its gaming terminals to promote social distancing requirements within the gaming area and incurred operating expenses of $0.8 million for the year ended December 31, 2020 related to cleaning, disinfecting and sanitizing supplies.
While the IGB has announced the resumption of all video gaming activities in January 2021, it is possible that it or the State of Illinois may order a shutdown by region, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 and its related variants or other events. Under the guidelines provided by the IL Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. We will continue to monitor the situation and its potential impact on our operations.
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
Amortization of route and customer acquisition costs and location contracts acquired. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments, which allow Accel to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals. The amortization period begins on the date the location commences operations.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest on our prior credit facility was payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the prior credit facility, ranging from 1.70% to 2.50% depending on the ratio of total net debt to EBITDA. Interest expense, net also consists of interest income on convertible notes from another terminal operator that bear interest at 3% per annum.
Income tax expense (benefit)
Income tax expense (benefit) consists mainly of taxes payable (receivable) to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2021 and 2020:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2021	2020	Change	Change %
Revenues:
Net gaming	$705,784	$300,520	$405,264	134.9%
Amusement	16,667	9,247	7,420	80.2%
ATM fees and other revenue	12,256	6,585	5,671	86.1%
Total net revenues	734,707	316,352	418,355	132.2%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	494,032	211,086	282,946	134.0%
General and administrative	110,818	77,420	33,398	43.1%
Depreciation and amortization of property and equipment	24,636	20,969	3,667	17.5%
Amortization of route and customer acquisition costs and location contracts acquired	22,040	22,608	(568)	(2.5)%
Other expenses, net	12,989	8,948	4,041	45.2%
Total operating expenses	664,515	341,031	323,484	94.9%
Operating income (loss)	70,192	(24,679)	94,871	(384.4)%
Interest expense, net	12,702	13,707	(1,005)	(7.3)%
Loss (gain) on change in fair value of contingent earnout shares	9,762	(8,484)	18,246	(215.1)%
Gain on change in fair value of warrants	—	(12,574)	12,574	(100.0)%
Loss on debt extinguishment	1,152	—	1,152	(100.0)%
Income (loss) before income tax expense (benefit)	46,576	(17,328)	63,904	(368.8)%
Income tax expense (benefit)	15,017	(16,918)	31,935	(188.8)%
Net income (loss)	$31,559	$(410)	$31,969	7,797.3%
Revenues
Total net revenues for the year ended December 31, 2021 were $734.7 million, an increase of $418.4 million, or 132.2%, compared to the prior year. The increase was driven by an increase in net gaming revenue of $405.3 million, or 134.9%, an increase in amusement revenue of $7.4 million, or 80.2%, and an increase in ATM fees and other revenue of $5.7 million, or 86.1%. The increase in net revenues was primarily attributable to the IGB mandated temporary shutdowns of Illinois gaming due to the COVID-19 outbreak which impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020 and 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021. The increase in net gaming revenue for the year ended December 31, 2021, also reflected an increase in gaming terminals and locations, as well as an increase in location hold-per-day, which was driven by higher bet limit software and the addition of a 6th VGT.
Cost of revenue
Total cost of revenue for the year ended December 31, 2021 was $494.0 million, an increase of $282.9 million, or 134.0%, compared to the prior year due primarily to the previously mentioned IGB-mandated temporary shutdowns of Illinois video gaming due to the COVID-19 outbreak and an increase in the Illinois gaming tax from 33% to 34% on July 1, 2020.

General and administrative
Total general and administrative expenses for the year ended December 31, 2021 were $110.8 million, an increase of $33.4 million, or 43.1%, compared to the prior year. The increase was attributable to a reduction in our prior-year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the year ended December 31, 2021 also reflected higher payroll-related costs as we continued to grow our operations and higher professional fees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2021 was $24.6 million, an increase of $3.7 million, or 17.5%, compared to the prior year, primarily due to an increased number of licensed establishments and gaming terminals. In the fourth quarter of 2021, we extended the useful lives of our gaming terminals and equipment from 10 years to 13 years. The impact of this change in estimate was a decrease in depreciation expense of $1.2 million for both the fourth quarter and the year ended December 31, 2021.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the year ended December 31, 2021 was $22.0 million, a decrease of $0.6 million, or 2.5%, compared to the prior year. In the fourth quarter of 2021, we extended the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $2.7 million for both the fourth quarter and the year ended December 31, 2021. Partially offsetting this decrease was an increase in business and asset acquisitions.
Other expenses, net
Other expenses, net for the year ended December 31, 2021 were $13.0 million, an increase of $4.0 million, or 45.2%, compared to the prior-year period. The increase was due to larger fair value adjustments associated with the revaluation of contingent consideration liabilities due to stronger than anticipated performance from the associated business acquisitions and higher costs associated with new market development, partially offset by lower non-recurring, one-time expenses attributable to non-capitalizable public offering costs incurred in the first quarter of 2020 and cost incurred in the second quarter of 2020 totaling $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for costs to provide benefits (e.g. employee portion of health insurance premiums) for furloughed employees during the IGB-mandated COVID-19 shutdown.
Interest expense, net
Interest expense, net for the year ended December 31, 2021 was $12.7 million, a decrease of $1.0 million, or 7.3%, compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates. For the year ended December 31, 2021, the weighted-average interest rate was approximately 3.2% compared to the weighted-average interest rate of approximately 3.3% for the prior year.
Loss (gain) on change in fair value of contingent earnout shares
Loss on change in fair value of contingent earnout shares for the year ended December 31, 2021 was $9.8 million, a decrease of $18.2 million, or 215.1%, compared to the prior year which had a gain of $8.5 million. The decrease was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Gain on change in fair value of warrants
Gain on change in fair value of warrants for the year ended December 31, 2020 was $12.6 million. The gain was primarily due to the change in the market value of our public warrants which was the primary input to the valuation of the warrants. In the third quarter of 2020, we redeemed substantially all of the warrants which resulted in no change to the fair value of the remaining warrants for the year ended December 31, 2021.

Loss on debt extinguishment
Loss on debt extinguishment was $1.2 million for the year ended December 31, 2021 and was recorded in connection with the entry into Amendment No.2 of our Credit Facility in October 2021. For more information on Amendment No. 2 of our Credit Facility, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense (benefit)
Income tax expense for the year ended December 31, 2021 was $15.0 million, an increase of $31.9 million, or 188.8%, compared to an income tax benefit of $16.9 million in the prior year. Income tax expense for the year ended December 31, 2021 was impacted by the change in fair value of the contingent earnout shares that are not deductible for tax purposes. In addition to our net loss, the income tax benefit for the year ended December 31, 2020 was impacted by a benefit of $8 million from a change in estimate that resulted in favorable return-to-provision adjustments during the preparation of our 2019 federal and state income tax returns.
For the discussion of Accel’s results of operations on a consolidated basis for the years ended December 31, 2020 and 2019 please see our 2020 Form 10-K/A that was filed on May 10, 2021.
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
The following tables set forth information with respect to Accel’s Illinois licensed establishments, number of VGTs, average remaining contract term and location hold-per-day as of and for the years ended December 31.

	As of and for the year ended December 31,		Increase / Decrease
	2021	2020	Change	Change %
Licensed establishments	2,584	2,435	149	6.1%
Video gaming terminals	13,639	12,247	1,392	11.4%
Average remaining contract term (years)	6.8	6.8	—	—%
Location hold-per-day (1)	$806	$585	$221	37.8%

(1) Location hold-per day for the year ended December 31, 2021 is computed based on 347 eligible gaming days (excludes 18 non-gaming days due to the IGB mandated COVID-19 shutdown). Location hold-per day for the year ended December 31, 2020 is computed based on 217 eligible gaming days (excludes 148 non-gaming days due to the IGB mandated COVID-19 shutdown).
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures and are key metrics used to monitor ongoing core operations. Management believes Adjusted EBITDA and Adjusted net income enhance the understanding of Accel’s underlying drivers of profitability and trends in Accel’s business and facilitate company-to-company and period-to-period comparisons, because these non-GAAP financial measures exclude the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management also believes that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate Accel’s ability to fund capital expenditures, service debt obligations and meet working capital requirements.

Adjusted net income and Adjusted EBITDA

(in thousands)	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$31,559	$(410)	$(36,764)
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired(1)	22,040	22,608	17,975
Stock-based compensation(2)	6,403	5,538	2,236
Loss (gain) on change in fair value of contingent earnout shares(3)	9,762	(8,484)	9,837
(Gain) loss on change in fair value of warrants(4)	—	(12,574)	21,063
Other expenses, net(5)	12,989	8,948	19,649
Tax effect of adjustments(6)	(11,346)	(9,850)	(11,301)
Adjusted net income	$71,407	$5,776	$22,695
Depreciation and amortization of property and equipment	24,636	20,969	26,398
Interest expense, net	12,702	13,707	12,860
Emerging markets(7)	3,403	517	—
Income tax expense (benefit)	26,363	(7,068)	16,500
Loss on debt extinguishment	1,152	—	1,141
Adjusted EBITDA	$139,663	$33,901	$79,594
(1) Amortization of route and customer acquisition costs and location contracts acquired consist of upfront cash payments and future cash payments to third-party sales agents to acquire the licensed video gaming establishments that are not connected with a business combination. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of route and customer acquisition costs and location contracts acquired” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired.
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
Adjusted EBITDA for the year ended December 31, 2021 was $139.7 million, an increase of $105.8 million, or 312.0%, compared to the prior year. The increase was primarily due to the impact of the previously mentioned temporary shutdowns of gaming in the state of Illinois due to the COVID-19 outbreak that impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020 when compared to 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021. The increase in performance for the year ended December 31, 2021 was also attributable to an increase in the number of licensed establishments, VGTs, and location hold-per-day.

Liquidity and Capital Resources
In order to maintain sufficient liquidity, we review our cash flow projections and available funds with our Board of Directors to consider modifying our capital structure and seeking additional sources of liquidity, if needed. The availability of additional liquidity options will depend on the economic and financial environment, our creditworthiness, our historical and projected financial and operating performance, and our continued compliance with financial covenants. As a result of possible future economic, financial and operating declines, possible declines in our creditworthiness and potential non-compliance with financial covenants, we may have less liquidity than anticipated, fewer sources of liquidity than anticipated, less attractive financing terms and less flexibility in determining when and how to use the liquidity that is available.
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and higher contingent earnout payments, servicing outstanding indebtedness, and funding our Board approved share repurchase program and near term acquisitions. As of December 31, 2021, Accel had $198.8 million in cash and cash equivalents.
In response to the decision by the IGB in early 2020 to temporarily suspend all video gaming across the State of Illinois due to the COVID-19 outbreak, we borrowed $65 million on our delayed draw term loan in March 2020 to increase our cash position and help preserve our financial flexibility.
Senior Secured Credit Facility
On November 13, 2019, in order to refinance our prior credit facility, for working capital and other general purposes, we entered into a credit agreement (as amended, the “Credit Agreement”) as borrower, Accel and our wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans were scheduled to mature on November 13, 2024.
Given the uncertainty of COVID-19 and the resulting potential impact to the gaming industry and our future assumptions, as well as to provide additional financial flexibility, we and the other parties thereto amended the Credit Agreement on August 4, 2020 to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). The amendment also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. We incurred costs of $0.4 million associated with the amendment of the Credit Agreement, of which $0.3 million was capitalized and will be amortized over the remaining life of the facility. The waivers of financial covenant breach were never utilized as we remained in compliance with all debt covenants during these periods.
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for:

•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness, and
•$400.0 million delayed draw term loan facility.
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remained unchanged. The Company incurred $4.3 million in debt issuance costs associated with Amendment No. 2. The Company also recognized a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021 in connection with the amendment.
As of December 31, 2021, there remained approximately $550.0 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by us and our wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by substantially all of the assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly owned domestic subsidiaries will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of its assets (subject to certain exceptions) to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2021, the weighted-average interest rate was approximately 3.2%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. We are required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
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
We were in compliance with all debt covenants as of December 31, 2021. Given our assumptions about the future impact of COVID-19 and its variants on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to remain in compliance with all debt covenants for the next 12 months.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$110,755	$(3,705)	$45,565
Net cash used in investing activities	(34,544)	(61,435)	(151,532)
Net cash (used in) provided by financing activities	(11,876)	74,188	139,141
Net cash provided by (used in) operating activities
For the year ended December 31, 2021, net cash provided by operating activities was $110.8 million, an increase of $114.5 million over the prior year. In addition to our increase in net income, we had a $6.1 million increase attributable to the impact of deferred income taxes.
For the year ended December 31, 2020, net cash used in operating activities was $3.7 million, a decrease of $49.3 million over the prior year. In addition to our decrease in net income, we had a $16.8 million decrease attributable to the impact of deferred income taxes and $1.8 million in payments on contingent consideration.
Net cash used in investing activities
For the year ended December 31, 2021, net cash used in investing activities was $34.5 million, a decrease of $26.9 million over the prior year and was primarily attributable to less cash used for business and asset acquisitions, partially offset by higher purchases of property and equipment. We anticipate our capital expenditures will be approximately $20-25 million in 2022.
For the year ended December 31, 2020, net cash used in investing activities was $61.4 million, a decrease of $90.1 million over the prior year and was primarily attributable to less cash used for business and asset acquisitions, partially offset by higher purchases of property and equipment. We also invested $30.0 million in convertible notes in 2019.
Net cash (used in) provided by financing activities
For the year ended December 31, 2021, net cash used in financing activities was $11.9 million, a decrease of $86.1 million over the prior year. The decrease reflects repurchases of our Class A-1 common stock of $9.0 million under our share repurchase program, partially offset by an increase in net borrowings on our Credit Facility and lower payments on consideration payable. The prior-year period also included $90.4 million of net proceeds from the issuance of Class A-1 common stock.
For the year ended December 31, 2020, net cash provided by financing activities was $74.2 million, a decrease of $65.0 million over the prior year. The decrease was primarily due to a decrease in net borrowings on Accel’s Credit Facility, lower proceeds from the exercise of stock options and warrants, and higher payments on consideration payable, partially offset by proceeds received from issuing Class A-1 common stock and lower debt issuance costs.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. The following describes certain significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.
Revenue recognition
Accel generates revenues in the State of Illinois from the following types of services: gaming terminals, amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income (loss). Net gaming revenue is the win from gaming activities, which is the difference between gaming wins and losses. Amusement revenue represents amounts collected from machines operated at various licensed establishments. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs.
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
Route and customer acquisition costs
Accel’s route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payments over the life of the contract, entered into with third parties and licensed establishments throughout the State of Illinois. These contracts are non-cancelable and allow Accel to install and operate VGTs in various establishments throughout the State of Illinois. The upfront payment and future installment payments are recorded at the net present value using a discount rate equal to Accel’s incremental borrowing costs. Route acquisition costs are amortized on a straight-line basis beginning on the date the location goes live and amortized over the life of the contract, which includes expected renewals. Accel records the accretion of interest on the route installment payments in the consolidated statements of operations and comprehensive income (loss) as a component of interest expense, net. For locations that close prior to the end of the contractual term, Accel writes-off the net book value of the route and the related installment payables not yet paid and records a gain or loss in the consolidated statements of operations and comprehensive income (loss) as a component of general and administrative expense. Additionally, most of the route acquisition contracts allow Accel to clawback some upfront and installment payments over the first few years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the instances where a claw-back is triggered and Accel assesses it as recoverable, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective licensed establishment commences operations.
Consideration payable
Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future licensed establishment performance related to certain business acquisitions. The contingent consideration is measured at fair value on a recurring basis. Accel uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the cash flow analysis include the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of licensed establishments at which Accel commences operations during the contingent consideration period. The changes in the fair value of contingent consideration are recognized within Accel’s consolidated statements of operations and comprehensive income (loss) as other expenses, net.
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which Accel obtains operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets acquired by Accel and the liabilities assumed by Accel, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations and comprehensive income (loss) as other expenses, net. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. The relevance of this policy varies form period to period depending on the volume of applicable acquisitions occurring.
Convertible notes
At acquisition, an entity shall classify debt securities as trading, available-for-sale, or held-to-maturity. While we have no intention of selling the convertible notes we hold, we cannot classify them as held-to-maturity due to the conversion feature. Therefore, we have classified our investment in convertible notes as available for sale and they are recorded at their fair market value. We previously engaged a third-party firm to assist us in determining the fair value of our investment in the convertible notes. The third-party firm utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible notes. The discount rate is the risk-adjusted discount rate that is implied by the rate that allows the discounted cash flows with all terms and conditions modeled to equal the total cash consideration. As such, after modeling the features of convertible notes as of the issuance date using the lattice model framework outlined above, we solved for the discount rate that resulted in a value for the note equal to the total cash consideration. This valuation of our investment in convertible notes utilized significant inputs that are unobservable and require significant judgment or estimation. Changes in these inputs or other underlying assumptions could have a significant impact on the fair value of the convertible notes.
On July 30, 2021, we provided notice to the issuer of the convertible notes, Gold Rush Amusements, Inc. ("Gold Rush"), another terminal operator, that we were exercising our rights to convert the notes into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to us. Accordingly, beginning in the third quarter of 2021, given the pending request for regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming regulatory approval was received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of Gold Rush by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval was not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming we would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. This assumption did not consider legal claims we may have under the convertible notes to receive the economic value of the conversion shares, even if transfer of the actual ownership interest in Gold Rush to us was not approved by the IGB. After the IGB Administrator’s denial of the transfer of the equity interest on December 2, 2021, we concluded that the fair value of the convertible notes should be calculated as principal plus accrued interest as of December 31, 2021. For the avoidance of doubt, the recorded value of $32 million is less than what we maintain as the amount we are legally entitled to under the Gold Rush convertible notes, but is consistent with the accounting for gain contingencies. This valuation of our investment in convertible notes utilized significant inputs that are unobservable and require significant judgment or estimation. Changes in in these inputs or other underlying assumptions could cause the fair value of the convertible notes to be materially higher or lower. For more information regarding our investment in the convertible notes, see Notes 4, 13 and 22 to our consolidated financial statements included herein.
Contingent earnout shares liability
Our Class A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the Class A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in our consolidated statements of operations and comprehensive income (loss). We determine the fair value of the contingent earnout shares based on the market price of our Class A-1 common stock. The liability, by tranche, is then stated at present value based on i.) an interest rate derived from our borrowing rate and the applicable risk-free rate and ii.) an estimate on when we expect the contingent earnout shares to convert to Class A-1 common stock. Changes in in these inputs or other underlying assumptions could have a significant impact on the fair value of the contingent earnout shares liability.
Warrant liability
Certain provisions preclude the warrants from being accounted for as components of stockholders’ equity (deficit), including certain settlement provisions that differ based on the holder. As a result, the warrants are recorded as liabilities on the consolidated balance sheets. The warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with the changes in fair value recognized in the consolidated statement of operations and comprehensive income (loss) in the period of change. We determined the fair value of our public warrants based on their trading price (ticker symbol ACEL.WS) on the NYSE. We initially determined the fair value of our private placement warrants by using the fair value of our public warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Changes in these inputs or other underlying assumptions could have had a significant impact on the fair value of the warrant liability. Beginning in the second quarter of 2020, the valuation of our private placement warrants was based on the trading price of our Class A-1 common stock divided by four as the holders of our outstanding warrants were to receive 0.25 shares of Class A-1 common stock in exchange for each warrant tendered in an exchange offer we consummated in August 2020. The estimates used in the valuation of the warrants were critical for the years ended December 31, 2019 and 2020 due to the number of warrants outstanding in those periods. After substantially all of the warrants were validly tendered in the exchange offer in the third quarter of 2020, the estimates used in the periodic valuation of the warrants were no longer considered critical.
Changes in estimate
During the fourth quarter of 2021, we conducted a review of our estimate of depreciable lives for our video gaming terminals and equipment. As a result of this review, we extended the useful lives of our gaming terminals and equipment from 10 years to 13 years as the equipment is lasting longer than originally estimated. Most of our gaming terminals and equipment that were purchased when the Company started operations that are still being used today.
Also during the fourth quarter of 2021, the Company conducted a review of its estimate of the amortization periods for its route and customer acquisition costs and its location contracts. As a result of this review, the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years and its location contracts from 10 years to 15 years.
The impact of these changes in estimate for both the fourth quarter and the year ended December 31, 2021, was a net decrease to depreciation expense of $1.2 million and a $2.7 million decrease to amortization expense of route and customer acquisition costs and location contracts acquired.

Seasonality
Accel’s results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at licensed establishments, and higher in cold weather between February and April, when players will typically spend more time indoors. Holidays, vacation seasons, and sporting events may also cause Accel’s results to fluctuate.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact Accel’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $350.0 million as of December 31, 2021. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.5 million annually, assuming the balance outstanding under Accel’s Credit Facility remained at $350.0 million. Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
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
In connection with the Business Combination, we began to evaluate, develop and implement “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) , serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 pursuant to Rule 13a-15 of the Exchange Act. Based on the Evaluation and considering the review of controls and procedures that is being conducted by our CEO and CFO, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting, as discussed further below.
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
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team, as of December 31, 2021, Accel had three material weaknesses in its internal control over financial reporting. Based on the existence of three material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. These material weaknesses were previously identified and are summarized below.
Previously Identified Material Weaknesses in our Internal Control over Financial Reporting
Presented below is a summary of the material weaknesses and the related remediation plans that have been developed to address our material weaknesses. These material weaknesses were previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Description of Material Weakness	Description of Planned Remediation
There is a material weakness in the design and implementation of the Company’s internal controls relating to review of the consolidated financial statements and certain of the associated accounting analysis, journal entries, non-recurring transactions and accounting reconciliations due, in part, to the lack of formally documented accounting policies and procedures, ineffective risk assessment, as well as headcount necessary to support consistent, timely and accurate financial reporting in accordance with U.S. GAAP.	Remediation plan includes enhanced management review controls on consolidated financial statements, the documentation of policies and procedures related to accounting in the consolidated financial statements including, but not limited to, Journal Entry Process, Finance Close, Account Reconciliations, Cash, Fixed Assets, etc., and hiring accounting and finance personnel to support timely and accurate financial reporting. This remediation plan is in-process and not yet fully complete.
There is a material weakness in the design and implementation of the Company’s internal controls relating to business combination accounting and route and customer acquisition cost accounting due to the absence of formalized internal controls surrounding the determination of the fair value and the accounting for assets acquired and liabilities assumed in business combinations and the accounting for the initial route and customer acquisition costs.	Remediation plan includes engaging third-party business combination valuation specialist to perform acquisition purchase price allocations, and enhanced management review controls on key methodologies, assumptions and inputs used in the valuations performed by the third-party specialist. and implementing internal controls relating to route acquisition cost accounting. This remediation plan is in-process and not yet fully complete.
There is a material weakness in the Company’s general information technology controls including the design and implementation of access and change management internal controls.	Remediation plan includes implementing COSO 2013 framework to evaluate IT environment, design general information technology controls, and implement those controls. This remediation plan is in-process and not yet fully complete.

As discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Business Combination was completed on November 20, 2019. Prior to the Business Combination, Accel was a private company that did not maintain internal controls that were comprehensive enough for a public company. Since the Business Combination, Accel has invested considerable time and resources towards improving the design and implementation of internal controls over financial reporting. The progress we have made can be summarized as follows:
•We established an Internal Audit department to act as a monitoring portion of our system of quality controls and to review and make recommendations on designing the internal controls over financial reporting.
•We added additional accounting and finance personnel to support timely and accurate financial reporting and execution of a control framework. We continue to evaluate accounting, finance, information technology and internal audit staffing levels to sufficiently address the size, scope, and complexity of our organization.
•We are developing policies and procedures to assist our finance organization in recording transactions appropriately.

•We developed a framework to identify risks of material misstatement to our consolidated financial statements and made progress towards reviewing existing controls and designing appropriate controls to mitigate those risks.
•We designed, and are in the process of, implementing procedures and controls over the period-end accounting close process.
• We implemented a formal disclosure certification program that requires certain key personnel to complete a disclosure questionnaire to ensure the consolidated financial statements do not contain any untrue statement of a material fact or omission of a material fact.
•We expanded our training and education related to internal controls to include workshops and training sessions to improve control awareness and educate all applicable personnel at the business unit level on internal control topics.
•We hired a third-party valuation specialist to perform acquisition purchase price allocations for our material business combinations and have reviewed the assumptions and inputs used to complete these third-party valuations.
•We developed IT policies and are in the process of implementing those policies.

Changes in Internal Control Over Financial Reporting
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not remediated the material weaknesses as of December 31, 2021, Accel management is actively addressing the material weaknesses that have been identified and developed a comprehensive plan of remediation.
Other than the material weaknesses and remediation efforts mentioned above, there were no changes during the quarter ended December 31, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
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
Our independent registered accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
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

4.1
Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.9(B)
Amendment No. 2 to the Credit Agreement, by and among the Registrant, Capital One, National Association and the other parties thereto, dated November 13, 2019 (Incorporated by reference to Exhibit 10.9(B) to the Company’s Current Report on Form 8-K dated October 22, 2021)

10.10**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Andrew Rubenstein, dated as of January 28, 2013, as amended by First Amendment to Employment Agreement, dated December 13, 2016, and Second Amendment to Employment Agreement, dated as of January 31, 2019 (Incorporated by reference to Exhibit 10.16 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

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

10.12(B)**
Second Amended and Restated Employment Agreement, dated November 10, 2021, by and between Accel Entertainment, Inc. and Brian Carroll (Incorporated by reference to Exhibit 10.12(B) to the Company's Current Report on Form 8-K dated November 12, 2021).

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

10.21**
Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc., and Mark Phelan. (Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

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

ACCEL ENTERTAINMENT, INC.

Date: March 10, 2022	By:	/s/ Brian Carroll
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

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	March 10, 2022
Andrew Rubenstein	(Principal Executive Officer)

/s/ Brian Carroll	Chief Financial Officer	March 10, 2022
Brian Carroll	(Principal Financial Officer and Principal Accounting Officer)

/s/ Derek Harmer	General Counsel, Chief Compliance Officer and Secretary	March 10, 2022
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	March 10, 2022
Karl Peterson

/s/ Gordon Rubenstein	Director	March 10, 2022
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 10, 2022
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 10, 2022
David W. Ruttenberg

/s/ Eden Godsoe	Director	March 10, 2022
Eden Godsoe

/s/ Kenneth B. Rotman	Director	March 10, 2022
Kenneth B. Rotman

/s/ Dee Robinson	Director	March 10, 2022
Dee Robinson

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Chicago, Illinois
March 10, 2022

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME(LOSS)

(in thousands, except per share amounts)	Years ended December 31,
	2021	2020	2019
Revenues:
Net gaming	$705,784	$300,520	$410,636
Amusement	16,667	9,247	9,749
ATM fees and other revenue	12,256	6,585	8,311
Total net revenues	734,707	316,352	428,696
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	494,032	211,086	282,008
General and administrative	110,818	77,420	69,330
Depreciation and amortization of property and equipment	24,636	20,969	26,398
Amortization of route and customer acquisition costs and location contracts acquired	22,040	22,608	17,975
Other expenses, net	12,989	8,948	19,649
Total operating expenses	664,515	341,031	415,360
Operating income (loss)	70,192	(24,679)	13,336
Interest expense, net	12,702	13,707	12,860
Loss (gain) on change in fair value of contingent earnout shares	9,762	(8,484)	9,837
(Gain) loss on change in fair value of warrants	—	(12,574)	21,063
Loss on debt extinguishment	1,152	—	1,141
Income (loss) before income tax expense (benefit)	46,576	(17,328)	(31,565)
Income tax expense (benefit)	15,017	(16,918)	5,199
Net income (loss)	$31,559	$(410)	$(36,764)
Earnings (loss) per share:
Basic	$0.34	$0.00	$(0.59)
Diluted	0.33	(0.02)	(0.59)
Weighted average number of shares outstanding:
Basic	93,781	83,045	61,848
Diluted	94,638	83,113	61,848

Comprehensive income (loss)
Net income (loss)	$31,559	$(410)	$(36,764)
Unrealized (loss) gain on investment in convertible notes (net of income taxes of $(36) and $36, respectively)	$(93)	93	—
Comprehensive income (loss)	$31,466	$(317)	$(36,764)
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$198,786	$134,451
Prepaid expenses	6,998	5,549
Income taxes receivable	—	3,341
Investment in convertible notes (current)	32,065	—
Other current assets	10,146	8,643
Total current assets	247,995	151,984
Property and equipment, net	152,251	143,565
Other assets:
Route and customer acquisition costs, net	15,913	15,251
Location contracts acquired, net	150,672	167,734
Goodwill	46,199	45,754
Investment in convertible notes, less current portion	—	30,129
Deferred income tax asset	—	3,824
Other assets	3,043	2,000
Total noncurrent assets	215,827	264,692
Total assets	$616,073	$560,241
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$17,500	$18,250
Current portion of route and customer acquisition costs payable	2,079	1,608
Accrued location gaming expense	3,969	—
Accrued state gaming expense	11,441	—
Accounts payable and other accrued expenses	14,616	23,666
Accrued compensation and related expenses	8,886	5,853
Current portion of consideration payable	13,344	3,013
Total current liabilities	71,835	52,390
Long-term liabilities:
Debt, net of current maturities	324,022	321,891
Route and customer acquisition costs payable, less current portion	3,953	4,064
Consideration payable, less current portion	12,706	20,943
Contingent earnout share liability	42,831	33,069
Warrant and other long-term liabilities	17	13
Deferred income tax liability	2,248	—
Total long-term liabilities	385,777	379,980
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 93,410,563 shares issued and outstanding at December 31, 2021; 93,379,508 shares issued and outstanding at December 31, 2020	9	9
Treasury stock, at cost	(8,983)	—
Additional paid-in capital	187,656	179,549
Accumulated other comprehensive income	—	93
Accumulated deficit	(20,221)	(51,780)
Total stockholders' equity	158,461	127,871
Total liabilities and stockholders' equity	$616,073	$560,241
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance, January 1, 2019	58,491,281	$6	$80,146	(1,311,880)	$(5,832)	$—	$(17,202)	$57,118
Exercise of common stock options	342,139	—	(4,299)	1,244,725	7,524	—	—	3,225
Exercise of warrants	3,229,295	—	3,165	46,409	227	—	—	3,392
Stock-based compensation	—	—	2,236	—	—	—	—	2,236
Contributed capital, professional service fees paid by shareholder	—	—	2,891	—	—	—	—	2,891
Effect of reverse recapitalization:
Shares exchanged for withholding on stock options and shares repurchased	—	—	—	(906,128)	(9,331)	—	—	(9,331)
Net equity deficit from reverse recapitalization	14,574,755	2	(75,787)	926,874	7,412	—	—	(68,373)
Cumulative transition adjustment for adoption of Topic 606, net of taxes	—	—	—	—	—	—	2,596	2,596
Net loss	—	—	—	—	—	—	(36,764)	(36,764)
Balance, December 31, 2019	76,637,470	$8	$8,352	—	$—	$—	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,666,636	—	19,924	—	—	—	—	19,924
Stock-based compensation	—	—	5,538	—	—	—	—	5,538
Exercise of common stock options	359,987	—	839	—	—	—	—	839
Exercise of warrants	510	—	4	—	—	—	—	4
Exchange of warrants for common stock	5,581,890	—	54,471	—	—	—	—	54,471
Issuance of common stock, net	9,133,015	1	90,421	—	—	—	—	90,422
Unrealized gain on investment in convertible notes	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(410)	(410)
Balance, December 31, 2020	93,379,508	$9	$179,549	—	$—	$93	$(51,780)	$127,871
Repurchase of common stock	(701,305)	—	—	(701,305)	(8,983)	—	—	(8,983)
Exercise of stock-based awards	732,360	—	1,704	—	—	—	—	1,704
Stock-based compensation	—	—	6,403	—	—	—	—	6,403
Unrealized loss on investment in convertible notes	—	—	—	—	—	(93)	—	(93)
Net income	—	—	—	—	—	—	31,559	31,559
Balance, December 31, 2021	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461

See Note 3 for reverse recapitalization effects herein.
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$31,559	$(410)	$(36,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	24,636	20,969	26,398
Amortization of route and customer acquisition costs and location contracts acquired	22,040	22,608	17,975
Amortization of debt issuance costs	2,099	2,064	655
Contributed capital, professional service fees paid by shareholder	—	—	2,891
Stock-based compensation	6,403	5,538	2,236
Loss (gain) on change in fair value of contingent earnout shares	9,762	(8,484)	9,837
(Gain) loss on change in fair value of warrants	—	(12,574)	21,063
(Gain) loss on disposal of property and equipment	(63)	47	100
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	711	910	342
Loss on debt extinguishment	1,152	—	1,141
Remeasurement of contingent consideration	4,347	(584)	6,723
Payments on consideration payable	(2,566)	(1,766)	—
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	2,617	2,030	1,623
Payments for debt issuance costs	(156)	—	—
Deferred income taxes	6,108	(16,836)	4,081
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(4,982)	(2,904)	(3,507)
Income taxes receivable	3,341	566	(1,804)
Route and customer acquisition costs	(3,077)	(603)	(5,438)
Route and customer acquisition costs payable	97	(780)	(1,342)
Accounts payable and accrued expenses	3,738	(16,876)	(899)
Accrued compensation and related expenses	3,033	3,452	494
Other assets	(44)	(72)	(240)
Net cash provided by (used in) operating activities	$110,755	$(3,705)	$45,565
Cash flows from investing activities:
Purchases of property and equipment	(29,753)	(25,761)	(20,796)
Proceeds from the sale of property and equipment	1,405	394	121
Purchase of investment in convertible notes	—	—	(30,000)
Payments on consideration payable	—	(299)	—
Business and asset acquisitions, net of cash acquired	(6,196)	(35,769)	(100,857)
Net cash used in investing activities	$(34,544)	$(61,435)	$(151,532)
Cash flows from financing activities:
Proceeds from term loan	12,338	—	240,000
Payments on term loan	(9,000)	(12,000)	(115,625)
Proceeds from delayed draw term loans	—	65,000	169,000
Payments on delayed draw term loans	(4,688)	(5,438)	(159,000)
Proceeds from revolving debt	42,000	49,000	179,250
Payments on revolving debt	(42,000)	(107,500)	(187,750)
Payments for debt issuance costs	(364)	(677)	(9,374)
Payments for repurchase of common shares	(8,983)	—	—
Proceeds from issuance of common stock, net	—	90,422	—
Proceeds from exercise of stock options and warrants	1,704	847	3,583
Payments on consideration payable	(2,792)	(5,448)	(2,321)
Payments on capital lease obligation	—	—	(531)
Proceeds from capital infusion in reverse recapitalization	—	—	27,030
Tax withholding on share-based payments	(91)	(18)	(5,121)
Net cash (used in) provided by financing activities	$(11,876)	$74,188	$139,141
Net increase in cash and cash equivalents	64,335	9,048	33,174
Cash and cash equivalents:
Beginning of year	134,451	125,403	92,229
End of year	$198,786	$134,451	$125,403

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$9,647	$12,854	$12,024
Income taxes	$8,589	$—	$1,759
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$2,718	$14,992	$11,501
Common stock offering costs in accounts payable and accrued liabilities	$—	$364	$—
Conversion of contingent earnout shares	$—	$(19,924)	$—
Accrued debt issuance costs	$3,956	$—	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$6,948	$39,731	$119,178
Less cash acquired	(646)	(716)	(8,861)
Less contingent consideration	(106)	(3,246)	(7,216)
Less promissory note	—	—	(2,244)
Cash purchase price	$6,196	$35,769	$100,857
The accompanying notes are an integral part of these consolidated financial statements

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business
Accel Entertainment, Inc., and its subsidiaries (“the Company”), through its wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012. Its Illinois terminal operator license allows the Company to install and operate video gaming terminals (“VGTs”) in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Company's terminal operator license in Illinois, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or a Master Licensee, which allows the Company to begin the installation and operation of coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. On December 30, 2021, one of the Company's consolidated subsidiaries began amusement operations in Iowa. The Company is subject to various federal, state and local laws and regulations in addition to gaming regulations.
The Company operates 13,639 and 12,247 VGTs across 2,584 and 2,435 locations in the State of Illinois as of December 31, 2021 and 2020, respectively.
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
The Company is an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an EGC until the earliest to occur of (i) the last day of the fiscal year (a) following June 30, 2022, (b) in which Accel has total annual gross revenue of at least $1.0 billion or (c) in which Accel is deemed to be a large accelerated filer, which means the market value of Class A-1 common stock that is held by non-affiliates exceeds $700 million as of the last business day of the prior second fiscal quarter, and (ii) the date on which Accel has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Impact of COVID-19 on the Consolidated Financial Statements
In its initial response to the COVID-19 outbreak, the IGB made the decision to shut down all VGTs across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As COVID-19 began a resurgence in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within in the licensed establishments. These temporary shutdowns of Illinois video gaming impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to position itself to help mitigate the effects of the temporary cessation of operations. During the initial shutdown, the Company furloughed a significant portion of its employees and deferred certain payments to major vendors. Additionally, members of the

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Company's senior management decided to voluntarily forgo their base salaries until the resumption of video gaming operations. Beginning in early June 2020, the Company started reinstating employees from furlough in anticipation of resuming operations on July 1, 2020. During the second shutdown, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows for the year ended December 31, 2020 were materially affected. The COVID-19 situation is rapidly changing as new variant strains continue to pose a threat to the public health and additional impacts to the business and financial results may arise that the Company is not aware of currently.
The Company incurred non-recurring, one-time expenses of $1.2 million ($2.5 million of costs less recoveries under the CARES Act of $1.3 million) for the year ended December 31, 2020, for costs to provide benefits (e.g., employee portion of health insurance premiums) for furloughed employees during the IGB-mandated COVID-19 shutdown. These costs are included within other expenses, net. The Company also spent $2.0 million in capital costs for the year ended December 31, 2020 related to the purchase of IGB-mandated spacers for its VGTs to promote social distancing requirements within the gaming area and incurred operating expenses of $0.8 million for the year ended December 31, 2020 related to cleaning, disinfecting and sanitizing supplies.
While the IGB announced the resumption of all video gaming activities in January 2021, it is possible that it or the State of Illinois may order a shutdown by region, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 and its related variants or other events. If this were to occur, the Company's revenues, results of operations and cash flows could be materially affected and the Company could recognize impairment losses which could be material.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The consolidated financial statements and accompanying notes were prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Previously adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company, as an EGC, elected to use the non-public effective date and adopted the standard in the fourth quarter of 2019 for the annual period ended December 31, 2019. The Company also elected the modified retrospective adoption approach and applied the standard to all contracts open as of January 1, 2019. The Company's quarterly financial statement disclosure for the first nine months of 2019 reflect the previous accounting standard of FASB Accounting Standards Codification ("ASC") 605, Revenue Recognition, and will not be restated for the adoption of Topic 606. The cumulative impact of the new revenue standard for fiscal year 2019 was recorded in the fourth quarter and reflects the adjustment as if the Company adopted the standard as of January 1, 2019. The timing and amount of revenue recognized by the Company did not change upon the adoption of the new standard, however the Company's accounting for route acquisition costs was impacted. ASC 340-40, Other Assets and Deferred Costs - Contracts With Customers (“ASC 340-40”), issued in conjunction with ASU 2014-09, provides updated guidance around accounting for the incremental costs of obtaining a contract with a customer and for the costs incurred to fulfill a contract with a customer. ASC 340-40 states that an entity should amortize contract cost assets “on a systemic basis that is consistent with the transfer to the customer of the good or services to which the asset relates”, which typically corresponds to the period in which revenue will be recognized. The Company chose

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

straight-line amortization of the contracts as it felt that best depicted when revenue would be recognized and when customers are visiting the gaming establishments. When determining the appropriate amortization period under ASC 340-40, the Company evaluated the impact of any renewal clauses that are likely to be exercised. The Company focused on whether commissions paid for renewals were commensurate with commissions paid on the original contract. The Company determined the renewal commissions were not commensurate and the amortization period should include expected renewals. As such, the period over which route and customer acquisition costs are amortized was extended to include expected renewals which resulted in an increase to the average life to 12.4 years upon adoption. The Company recorded a cumulative effect adjustment, net of taxes, to accumulated deficit of $2.6 million for the year ended December 31, 2019, relating to the decreased in accumulated amortization of route acquisition costs.
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
Change in estimate: During the fourth quarter of 2021, the Company conducted a review of its estimate of depreciable lives for its gaming terminals and equipment. As a result of this review, the Company extended the useful lives of its gaming terminals and equipment from 10 years to 13 years as the equipment is lasting longer than originally estimated. The Company has many gaming terminals and equipment that were purchased when the Company started operations in 2012 that are still being used today.
Also during the fourth quarter of 2021, the Company conducted a review of its estimate of the amortization periods for its route and customer acquisition costs and its location contracts. As a result of this review, the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years and its location contracts from 10 years to 15 years. In both cases the extended useful lives reflect the Company's strong relationship with its licensed establishment partners as demonstrated by continued high contract renewal rates.
The impact of these changes in estimate for the year ended December 31, 2021, was as follows (in thousands):

Year ended
December 31, 2021
Decrease to depreciation expense	$1,232
Decrease to amortization expense	$2,688
Increase to net income	$3,920
Increase to net income per share	$0.04
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Years
Gaming terminals and equipment	13
Amusement and other equipment	7
Office equipment and furniture	7
Computer equipment and software	3-5
Leasehold improvements	5
Vehicles	5
Buildings and improvements	15-29
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
The carrying amount of cash, accounts payable and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company estimates the fair value of its investment in convertible notes on a recurring basis based on Level 3 inputs. The Company estimates the fair value of its debt using level two and level three inputs by discounting the future cash flows using current interest rates at which it could obtain similar borrowings in consideration of the estimated enterprise value of the Company.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Contingent consideration, which is recorded within consideration payable on the accompanying consolidated balance sheets, is measured at fair value on a recurring basis based on Level 3 inputs.
The Company's Contingent earnout shares liability and warrant liability is measured at fair value on a recurring basis based on Level 2 inputs.
For further discussion on how the Company determines the fair value of its investment in convertible notes, contingent consideration, contingent earnout shares and warrants, see Note 13.
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income (loss).
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
Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and licensed video gaming establishments throughout the State of Illinois which allow the Company to install and operate video gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years beginning on the date the location goes live and amortized over the life of the contract, which includes expected renewals. The Company records the accretion of interest on route and customer acquisitions costs payable in the consolidated statements of operations and comprehensive income (loss) as a component of interest expense. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations and comprehensive income (loss) as a component of other expenses, net. The Company’s route and customer acquisition costs also consists of prepaid commission costs to the Company's internal sales force of employees. The commissions paid to internal sales employees are subsequently expensed once the respective licensed video gaming location goes live and the commission is earned by the employee.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Location contracts acquired: Location contracts acquired are accounted for as intangible assets and consist of expected cash flows to be generated from location contracts acquired through business and asset acquisitions. Location contracts acquired are amortized on a straight-line basis over the expected useful life of 15 years. Location contracts are tested for impairment when triggering events occur. If a triggering event were to occur, the Company compares the carrying amount of the location contracts to future undiscounted cash flows. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, an impairment loss is recorded based on the excess of the carrying amount over the fair value of the asset group.
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
Consideration payable: Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future location performance related to certain business acquisitions (see Note 10). Consideration payable, exclusive of contingent consideration, is discounted using the Company’s incremental borrowing rate associated with its long-term debt. The contingent consideration is measured at fair value on a recurring basis. The changes in the fair value of contingent consideration are recognized within the Company’s consolidated statements of operations and comprehensive income (loss) as other expenses, net.
Impairment of long-lived assets: Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment of the assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment of long-lived assets in 2021, 2020, or 2019.
Contingent stock consideration: Contingent stock, which is provided as consideration in business acquisitions, is valued based on the fair value of stock issued. The contingent stock consideration is discounted using the Company’s weighted average cost of capital and the accretion of interest is recorded in the consolidated statements of operations and comprehensive income (loss) as a component of interest expense.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Contingent earnout shares liability: The Company's Class A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the Company's Class A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).
Warrant liability: The Company's Warrants are classified as a liability due to the fact that certain provisions preclude the Warrants from being accounted for as components of stockholders’ equity, including certain settlement provisions that differ based on the holder of the Warrants. The Warrants are measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The changes in fair value are recognized in the consolidated statement of operations and comprehensive income (loss) in the period of change.
Stock-based compensation: The Company grants common stock options and/or restricted stock units to certain employees and officers. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period. All stock-based awards are classified as equity awards.
Income taxes: The Company is organized as a C-corporation and files tax returns at the federal and state level. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the book basis of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates as of the date of enactment.
The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
Reverse recapitalization expenses. Legal fees and other costs that were determined to be direct and incremental to the reverse recapitalization were recorded to equity as additional paid-in capital. Other fees associated with the reverse recapitalization that were not direct and incremental were recorded to other expenses, net on the consolidated statements of operations and comprehensive income (loss).
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive income (loss). Advertising costs were $4.8 million, $3.2 million, and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Recent accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Based on its status as an EGC, the Company expects the new standard will be effective for the Company's fiscal year beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing the impact of the standard on its condensed consolidated financial statements, as well as evaluating the impact on arrangements within potential future acquisitions.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its consolidated financial statements.
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
The consideration paid to holders of Accel stock in connection with the reverse recapitalization and subject to the terms and conditions of the Transaction Agreement, consisted of a mix of consideration comprised of cash consideration equal to the number of shares of Accel stock for which such holder of Accel stock made a cash election multiplied by $177 per share (the “Purchase Price”) and share consideration comprised of a number of Class A-1 common stock equal to the number of shares of Accel Stock for which such holder of Accel Stock did not make a cash election multiplied by an exchange ratio calculated by dividing the Purchase Price by $10.30, which was the closing price of the common stock of TPG Pace Holdings Corp. on November 20, 2019. In addition, each holder of Accel stock that made a cash election with respect to less than 70% of its shares of Accel stock received its pro rata share, with such pro rata share determined with reference to a number of shares equal to 70% of such holder’s shares of Accel Stock less the number of shares of Accel stock with respect to which such holder made a cash election, of 2,444,444 Private Placement Warrants (as defined in Note 12), subject to the conditions set forth in a warrant agreement and 3,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
In connection with the reverse recapitalization, TPG Pace Holdings and its affiliates converted 7,500,000 of Class A-1 common stock, 4,888,889 Private Placement Warrants subject to the conditions set forth in the New Pace Warrant Agreement and 2,000,000 Class A-2 common stock, subject to the conditions set forth in a restricted stock agreement.
As part of an Investment Private Placement, certain accredited investors (as defined by Rule 501 of Regulation D) agreed to subscribe for and purchase and TPG Pace Holdings Corp. agreed to issue and sell to such investors 4,696,675 Class A-1 Shares for a purchase price of $10.22 per share, or an aggregate of approximately $48 million. The proceeds from the Investment Private Placement was used to fund a portion of the cash consideration required in the reverse recapitalization.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 4. Investment in Convertible Notes
On July 19, 2019, the Company entered into an agreement to purchase up to $30.0 million in convertible notes bearing interest at 3% per annum from Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois. The convertible notes each included an option to convert the notes to common stock of Gold Rush prior to the maturity date upon written notice from the Company. At closing, the Company purchased a $5.0 million note which was subordinated to Gold Rush’s credit facility and matured six months following the satisfaction of administrative conditions.
On October 11, 2019, the Company purchased an additional $25.0 million note which was also subordinated to Gold Rush’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, was payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
On July 30, 2020, the Company and Gold Rush entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible notes from Gold Rush. The Amendment, among other things, extended the maturity date of the $5.0 million convertible note and the beginning of the payback period for the $25.0 million convertible note until December 31, 2020.
On March 9, 2021, the Company and Gold Rush entered into the Second Omnibus Amendment (the “Second Amendment”) to both of the convertible notes and the agreement to purchase the convertible notes. The Second Amendment, among other things, extended the December 31, 2020 maturity and conversion feature of the $5.0 million convertible note to December 31, 2021, the maturity and conversion feature of the $25.0 million convertible note to June 1, 2024 and the beginning of the payback period for the $25.0 million convertible note from December 31, 2020 to January 1, 2022.
On July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights under each of the convertible notes to convert the entire aggregate principal amount and accrued interest into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to the Company and receipt of other customary closing deliverables.
On December 2, 2021, the Company received notice from the administrator of the IGB that he was denying the requested transfer of Gold Rush common stock to the Company. The Company disagreed with the administrator’s ruling and requested that the matter be put before the IGB for a public vote. On January 27, 2022, the IGB affirmed the administrator’s denial. Although the Company is pursuing all administrative remedies available to contest the IGB’s ruling, this denial has impacted the conversion assumptions previously used in the accounting valuation of the convertible notes.
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversions rights, the convertible notes continue to be accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income (loss). The carrying amount of the investment in the convertible notes of $32.1 million approximates the accounting fair value, in all material respects, as of December 31, 2021. The Company is evaluating its legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes, the value of which could be materially in excess of the current accounting fair value. The Company recognized an unrealized loss of $0.1 million and a $0.1 million gain, net of taxes, within comprehensive income (loss) for the years ended December 31, 2021 and 2020, respectively. For more information on how the Company determined the fair value of the convertible notes, see Note 13.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2021	2020
Gaming terminals and equipment	$225,692	$197,533
Amusement and other equipment	18,547	23,049
Office equipment and furniture	1,731	1,526
Computer equipment and software	14,319	12,793
Leasehold improvements	4,127	1,707
Vehicles	11,518	9,430
Buildings and improvements	10,997	10,845
Land	911	911
Construction in progress	3,898	1,886
Total property and equipment	291,740	259,680
Less accumulated depreciation and amortization	(139,489)	(116,115)
Property and equipment, net	$152,251	$143,565
Depreciation and amortization of property and equipment amounted to $24.6 million, $21.0 million and $26.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense in 2021 reflects a change in estimate as the Company extended the useful lives of its gaming terminals and equipment from 10 years to 13 years in the fourth quarter of 2021.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois which allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are primarily due monthly. Gross payments due, based on the number of live locations, are approximately $6.8 million and $6.4 million as of December 31, 2021 and 2020, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.0 million and $5.7 million as of December 31, 2021 and 2020, respectively, of which approximately $2.1 million and $1.6 million is included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $18.0 million and $17.7 million as of December 31, 2021 and 2020, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.5 million and $1.7 million as of December 31, 2021 and 2020, respectively.
Route and customer acquisition costs consist of the following at December 31 (in thousands):

	2021	2020
Cost	$28,902	$27,364
Accumulated amortization	(12,989)	(12,113)
Route and customer acquisition costs, net	$15,913	$15,251
Amortization expense of route and customer acquisition costs was $1.7 million, $1.8 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense of route and customer acquisition costs is slightly lower in 2021 when compared to the prior year as the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years in the fourth quarter of 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consist of the following at December 31 (in thousands):

	2021	2020
Cost	$229,287	$226,012
Accumulated amortization	(78,615)	(58,278)
Location contracts acquired, net	$150,672	$167,734
Each asset is amortized over the expected useful life of 15 years. Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows:

Year ending December 31:
2022	$13,151
2023	13,151
2024	13,151
2025	13,151
2026	13,006
Thereafter	85,062
Total	$150,672
Amortization expense of location contracts acquired was $20.3 million, $20.8 million and $16.2 million, during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense of location contracts is slightly lower in 2021 when compared to the prior year as the Company extended the amortization period of its location contracts from 10 years to 15 years in the fourth quarter of 2021.
Note 8. Goodwill
The Company had goodwill of $46.2 million as of December 31, 2021, of which $37.2 million is deductible for tax purposes.
On December 30, 2020, the Company acquired American Video Gaming, LLC, and Erickson Amusements, Inc. (collectively referred to as "AVG") which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $11.2 million. See Note 10 for more information on how the amount of goodwill was calculated.
On December 30, 2021, the Company entered into an agreement with Rich and Junnie's Coin, Inc., an Iowa corporation, and JBCJ, Inc., also an Iowa corporation (collectively referred to as "Rich and Junnie's") to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $0.4 million. See Note 10 for more information on how the amount of goodwill was calculated.
The Company conducted its annual goodwill impairment test on October 1, 2021. The Company conducted a qualitative assessment, or step zero analysis, to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded it is more likely than not, that the carrying value of its goodwill was not impaired as of October 1, 2021.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2020	$34,511
Addition to goodwill for acquisition of AVG	11,243
Goodwill balance as of December 31, 2020	$45,754
Addition to goodwill for acquisition of Rich and Junnie's	445
Goodwill balance as of December 31, 2021	$46,199
Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2021	2020
Senior Secured Credit Facility (as amended):
Revolving credit facility	$—	$—
Term Loan	350,000	228,000
Delayed Draw Term Loan (DDTL)	—	119,562
Total debt	350,000	347,562
Less: Debt issuance costs	(8,478)	(7,421)
Total debt, net of debt issuance costs	341,522	340,141
Less: Current maturities	(17,500)	(18,250)
Total debt, net of current maturities	$324,022	$321,891
Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes from time to time, the Company entered into a credit agreement (the “Credit Agreement”) as borrower, the Company and its wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans were scheduled to mature on November 13, 2024. The Company incurred $8.8 million of debt issuance costs related to the Senior Secured Credit Facility, which are being amortized over the life of the Facility.
Given the uncertainty of COVID-19 and its variants and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 ("Amendment No. 1") to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

1.50%. The Company incurred costs of $0.4 million associated with Amendment No.1 of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement. The waivers of financial covenant breach were never utilized as the Company remained in compliance with all debt covenants during these periods.
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, the Company and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for
•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•$400.0 million delayed draw term loan facility.
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged. The Company incurred $4.3 million in debt issuance costs associated with Amendment No. 2. The debt issuance costs are presented as a non-cash item on the consolidated statements of cash flows (less the portion impacting net income which are presented within operating activities) as they were financed with borrowings under the term loan. The Company also recognized a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021 due to a partial extinguishment associated with certain lenders whose borrowing capacity decreased with the amendment.
As of December 31, 2021, there remained approximately $550.0 million of availability under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. The obligations under the Credit Agreement are secured by substantially all of the assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned domestic subsidiaries of the Company will also be required to guarantee the Credit Agreement and grant a security interest in substantially all of their assets, subject to certain exceptions, to secure the obligations under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2021, the weighted-average interest rate was approximately 3.2%.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The Company was in compliance with all debt covenants as of December 31, 2021.
Prior Credit Facility
The Company's prior credit facility was a senior secured first lien credit facility, as amended, that consisted of a $125.0 million term loan, a contract draw loan facility of $170.0 million and a revolving credit facility of $85.0 million. The Company’s prior credit facility was with a syndicated group of banks with CIBC Bank USA, as administrative agent for the lenders. Included in the revolving credit facility and contract draw loan were swing line sub-facilities of $5.0 million each. The prior credit facility was paid off with the proceeds from the Senior Secured Credit Facility. In connection with the extinguishment of the prior credit facility, the Company recorded a loss from debt extinguishment of $1.1 million for the year ended December 31, 2019.
The principal maturities of long-term debt as of December 31, 2021 are as follows (in thousands):

Year ending December 31:
2022	$17,500
2023	17,500
2024	17,500
2025	17,500
2026	280,000
Total debt	$350,000
The fair value of the Company’s debt at December 31, 2021 and 2020 was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 13.
The carrying value and estimated fair value the Company's debt at December 31, was as follows (in thousands):

	2021	2020
Carrying value	$350,000	$340,141
Estimated fair value	331,122	309,528

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 10. Business and Asset Acquisitions
2021 Pending Acquisitions
On March 2, 2021, the Company announced that it had entered into a securities purchase agreement, to acquire Century Gaming, Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. The transaction was approved by the board of directors of each of the Company and Century, and is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction is expected to be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of approximately 450,000 shares of common stock.
2021 Completed Business Acquisitions
On May 20, 2021, the Company acquired Island Games, Inc. (“Island”), a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island adds 30 Georgia Coin Operated Amusement Machine (“COAM”) Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals. The total purchase price was approximately $2.9 million, of which the Company paid $2.8 million in cash at closing. The remaining $0.1 million of contingent consideration is to be paid in cash if certain operating metrics are achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The results of operations for Island is not material to the consolidated financial statements of the Company for the year ended December 31, 2021.
On December 30, 2021, the Company entered into an agreement to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. Rich and Junnie's operations in Iowa and Illinois consists of the ownership and operation of amusement devices and ATMs in certain establishments. Total consideration was $4.2 million of which $3.6 million which was paid in cash at closing and $0.6 million was recorded in short-term consideration payable on the consolidated balance sheets. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.3 million; ii) amusement and other equipment totaling $1.3 million; iii) location contracts totaling $1.6 million; iv) cash totaling $0.6 million; and v) goodwill of $0.4 million. The results of operations for Rich and Junnie's are not material to the consolidated financial statements of the Company as the acquisition date (December 30, 2021) was one day prior to year end.
2020 Business Acquisitions
Tom's Amusements
On July 22, 2020 (the “Tom's Closing Date”), the Company acquired Tom’s Amusement Company, Inc., (“Tom's Amusements”) a southeastern U.S. gaming and amusement operator and Master Licensee in the state of Georgia. The total purchase price was $3.6 million, of which the Company paid $2.1 million in cash at closing. The remaining $1.5 million of contingent consideration payables are to be paid in cash on the 18-month and 24-month anniversaries of the Tom's Closing Date. The amount of each payment is $750,000 multiplied by a performance ratio. The fair value of the contingent consideration was $1.4 million as of December 31, 2021 and is included within consideration payable on the consolidated balance sheets. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price of $3.6 million has been allocated to the following assets: i) video game terminals and equipment

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The acquisition aggregate purchase consideration transferred totaled $32.0 million, which included i.) cash paid at closing of $30.5 million and ii.) contingent purchase consideration with an estimated fair value of $1.5 million. The contingent consideration represents potentially two installment payments i.) $0.9 million if the acquired locations meet certain base performance criteria and ii.) an additional $1.4 million if the acquired locations meet additional performance criteria. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using AVG’s weighted average cost of capital. The Company paid $2.3 million of the contingent consideration during the year ended December 31, 2021. The fair value of the remaining contingent consideration payments is included within consideration payable on the consolidated balance sheets.
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
The results of operations for AVG were not material to the consolidated financial statements of the Company for the year ended December 31, 2020 as the acquisition date (December 30, 2020) was one day prior to year end and gaming was suspended in Illinois for that one day.

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
The Company incurred $0.2 million in acquisition related costs that are included in other operating expenses within the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.
The results of operations for Grand River Jackpot are included in the consolidated financial statements of the Company from the date of acquisition. Grand River Jackpot's acquired assets generated revenues and net income of $16.6 million and $1.2 million for the year ended December 31, 2019.
2019 Asset Acquisition
On September 23, 2019, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Gaming Systems, LLC (“IGS”) terminal use agreements and equipment representing the operations of 139 video game terminals in 29 licensed establishments. The Company has accounted for this transaction as an asset acquisition. The purchase consideration consisted of: i) cash payment of $2.4 million paid at closing and; ii) note payable of $2.3 million issued at closing. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $1.7 million and; ii) location contracts totaling $3.0 million. The note payable bore interest at 5% and was paid in full on March 23, 2020.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2021, 2020 and 2019 as if the acquisitions of Rich and Junnie's, Island, AVG, Tom's Amusements, and Grand River Jackpot, had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquirees prior to the acquisition dates and are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition. This unaudited pro forma information for the years ended December 31, does not project revenues and income before income tax expense post acquisition (in thousands).

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2021	2020	2019
Revenues	$738,295	$327,090	$466,466
Net income	31,812	(626)	(33,498)
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2021 and 2020. The contingent consideration accrued is measured at fair value on a recurring basis.
Current and long-term portions of consideration payable consist of the following at December 31 (in thousands):

	2021		2020
	Current	Long-Term	Current	Long-Term
TAV*	$490	$2,858	$490	$3,206
Fair Share Gaming*	1,875	508	1,096	523
Family Amusement*	677	1,944	391	2,609
Skyhigh*	801	7,396	601	5,789
G3*	414	—	355	100
Grand River Jackpot	6,479	—	—	5,755
IGS	—	—	80	—
Island	100	—	—	—
Tom's Amusements	1,491	—	—	1,455
Rich and Junnie's	646	—	—	—
AVG	371	—	—	1,506
Total	$13,344	$12,706	$3,013	$20,943
•Acquisitions that occurred prior to 2019.
Note 11. Contingent Earnout Share Liability
As discussed in Notes 1 and 3, on November 20, 2019, the Company, consummated a business combination pursuant to the Transaction Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance 10,000,000 shares of Class A-2 Common Stock. The holders of the Class A-2 Common Stock do not have voting rights and are not entitled to receive or participate in any dividends or distributions when and if declared from time to time. The Company's Class A-2 common stock is classified as a contingent earnout shares liability due to the fact that the conversion of the Company's Class A-2 common stock would be accelerated on a change of control regardless of the transaction value.
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
Note 12. Warrant liability
As discussed in Note 3, 7,333,326 private placement warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “Private Placement Warrants”). As a part of the reverse recapitalization, 2,444,437 Private Placement Warrants were canceled and reissued under the same terms and conditions to Accel

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

legacy stockholders. Each Private Placement Warrants expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share, subject to adjustments substantially similar to those applicable to the other outstanding warrants, at any time 30 days after the consummation of the reverse recapitalization.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—		$32,065

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes (1)	$31,266	$—	$—	$31,266
(1) The fair value on the Company's investment in convertible notes for the year ended December 31, 2020 includes accrued interest of $1.1 million, which is presented within other current assets on the consolidated balance sheets.
Investment in convertible notes
The Company previously engaged a third-party firm to assist it in determining the fair value of its investment in convertible notes. The valuation as of December 31, 2020, utilized a binomial lattice model in which a convertible instrument is split into two separate components: a cash-only (debt) component and an equity component. The binomial lattice trees are constructed using a methodology that assigns up and downward movement factors and probabilities based on rates of return, volatility, and time. It allows for the optional conversion features of the convertible notes to be captured by determining whether conversion or continuing to hold is the most economically advantageous to the holder. Upon conversion, future values in the equity component are subject to only the risk-free rate, while the cash-only component associated with continuing to hold the debt instrument is subject to the selected risk-adjusted discount rate. Solving backwards through the trees associated with the equity component and the trees associated with the debt component yields an aggregate discounted value for each. The sum of these values yields the indicated fair value of the convertible notes. The discount rate is the risk-adjusted discount rate that is implied by the rate that allows the discounted cash flows with all terms and conditions modeled to equal the total cash consideration. As such, after modeling the features of convertible notes as of the issuance date using the lattice model framework outlined above, the Company solved for the discount rate that resulted in a value for the note equal to the total cash consideration. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation.
As described in Note 4, on July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights to convert the notes into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to the Company. Accordingly, beginning in the third quarter of 2021, given the pending request for regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

regulatory approval was received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of Gold Rush by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval was not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming the Company would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. This assumption did not consider legal claims the Company may have under the convertible notes to receive the economic value of the conversion shares, even if transfer of the actual ownership interest in Gold Rush to Accel was not approved by the IGB. After the IGB Administrator’s denial of the transfer of the equity interest on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus accrued interest as of December 31, 2021. For the avoidance of doubt, this value is less than what Accel maintains Gold Rush owes Accel under the convertible notes, but is consistent with ASC Topic 820. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and the Company is evaluating its remedies with respect to the amounts owed by Gold Rush.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for assets for the year ended December 31 (in thousands):

	2021	2020
Assets:
Beginning of year balance	$31,266	$30,234
Accrued interest	928	903
Fair value adjustments	(129)	129
Ending balance	$32,065	$31,266
Changes in the fair value of the investment in convertible notes is included within comprehensive income (loss) on the accompanying consolidated statements of operations and comprehensive income (loss).
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,434	$—	$—	$19,434
Contingent earnout shares	42,831	—	42,831	—
Warrants	13	—	13	—
Total	$62,278	$—	$42,844	$19,434

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,260	$—	$—	$17,260
Contingent earnout shares	33,069	—	33,069	—
Warrants	13	—	13	—
Total	$50,342	$—	$33,082	$17,260
Contingent consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. The valuation of the Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying consolidated statements of operations and comprehensive income (loss).
Contingent earnout shares
The Company determines the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i.) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii.) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying consolidated statements of operations and comprehensive income (loss).
Warrants
The Company determines the fair value of its Public Warrants based on their trading price (ticker symbol ACEL.WS) on the NYSE and is considered to be a Level 1 fair value measurement. The Company initially determined the fair value of its Private Placement Warrants by using the fair value of its Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Beginning in the second quarter of 2020, the valuation of the Private Placement Warrants was based on the trading price of the Company's A-1 Common Stock divided by four as the holders of its outstanding Warrants were to receive 0.25 shares of Class A-1 Common Stock in exchange for each Warrant tendered in an exchange offer the Company consummated in August 2020. The Company's valuation of its Private Placement Warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the Warrants are included within (gain) loss on change in fair value of warrants on the accompanying consolidated statements of operations and comprehensive income (loss).
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31 (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2021	2020	2019
Liabilities:
Beginning of year balance	$17,260	$17,327	$6,782
Issuance of contingent consideration in connection with acquisitions	105	3,245	7,216
Payment of contingent consideration	(4,358)	(4,420)	(1,658)
Fair value adjustments	6,427	1,108	4,987
Ending balance	$19,434	$17,260	$17,327
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
Warrants
On January 31, 2013, the Company issued 253,575 warrants to certain individual stockholders as compensation for providing a personal guaranty for a revolving loan agreement. The warrants granted their holders the right to purchase the Company’s Class A-1 Common Shares at the price of $17.80 per share anytime from January 31, 2013 through January 30, 2020. The warrants were classified as an equity instrument. During the year ended December 31, 2019, 190,575 warrants were exercised prior to the reverse recapitalization for proceeds of $3.4 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2021, the Company purchased 701,305 shares under the plan at a cost of $9.0 million.
At December 31, 2021 and 2020, the Company has reserved Class A-1 Common Stock for future issuance in relation to the following:

	2021	2020
Class A-1 Common Stock warrants issued and outstanding	5,411	5,411
Class A-1 Common Stock options and RSUs issued and outstanding	3,150,215	3,885,360
Conversion of Class A-2 Common Stock	3,333,363	3,333,363
Class A-1 Common Stock reserved for issuance	6,488,989	7,224,134
Note 15. Gaming Terminal Fees
In accordance with the Illinois Video Gaming Act, a 34% tax on net terminal income (such tax increased from 30% to 33% beginning on July 1, 2019 and from 33% to 34% beginning on July 1, 2020), as defined, is payable to the State of Illinois Gaming Board. A 0.8513% administrative fee is payable to a third-party at the direction of the State of Illinois Gaming Board (the “administrative fee”). Gaming terminal fees, which consist of the tax and administrative fee, totaled $245.7 million, $103.6 million and $133.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net terminal income remaining is split “50/50” between the Company and the licensed gaming location. The licensed gaming location's share of net terminal income totaled $230.4 million, $98.3 million and $138.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The gaming terminal fees and the licensed gaming location's share of net terminal income are recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss).
Note 16. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Incentive Compensation Plan
Included in certain employee agreements are provisions for bonuses, which are determined at the discretion of management. Bonus expense amounted to $11.2 million, $1.9 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Accrued bonuses totaled $5.1 million and $2.5 million at December 31, 2021 and 2020, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 17. Stock-based Compensation
The Company grants various types of stock-based awards including stock options and restricted stock units (“RSUs”). Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019, was $6.4 million, $5.5 million and $2.2 million, respectively. As of December 31, 2021, and 2020, there was approximately $17.8 million and $20.0 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2026.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized gross excess tax benefits (expense) from stock-based compensation of $2.3 million, $5.2 million, and $(0.1) million, respectively. Excess tax benefits (expense) reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess (deficit) of the deferred tax assets that were previously recorded.
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
Under the LTIP, the Company granted 262,097 stock options to eligible officers and employees of the Company during the year ended December 31, 2021, which will vest over a period of 4 years. The estimated grant date fair value of these options totaled $1.8 million.
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
The following assumptions were used in the option valuation model for options granted during the years ended December 31, are as follows:

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2021	2020	2019 *
Expected approximate volatility	60%	38%	—%
Expected dividends	None	None	None
Expected term (in years)	7	7	None
Risk-free rate	0.72% -1.17%	0.44% - 1.19%	—%
* there were no options granted in 2019
A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the years ended December 31, are as follows:

	2021	2020	2019 *
Options granted	262,097	1,449,779	0
Vesting period (in years)	4	4 - 5	0
The following table sets forth the activities of the Company’s outstanding stock options for the years ended December 31, 2021, 2020 and 2019.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2019	3,832,424	$0.73	$2.16
Granted	—	—	—
Exercised	(2,590,274)	0.62	1.84
Forfeited/expired	(13,751)	0.77	2.33
Outstanding at December 31, 2019	1,228,399	0.96	2.91
Granted	1,449,779	4.49	11.20
Exercised	(359,987)	0.69	2.33
Forfeited/expired	(68,580)	1.32	3.85
Outstanding at December 31, 2020	2,249,611	3.25	8.32
Granted	262,097	6.90	11.75
Exercised	(577,719)	0.96	2.95
Forfeited/expired	(377,503)	4.08	10.03
Outstanding at December 31, 2021	1,556,486	4.51	10.47

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2021, 2020 and 2019 is as follows.

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	1,709,589	$0.82
Granted	—	—
Vested	(547,537)	0.85
Forfeited	(13,751)	0.77
Nonvested at December 31, 2019	1,148,301	0.95
Granted	1,449,779	4.49
Vested	(496,464)	0.08
Forfeited	(68,580)	1.32
Nonvested at December 31, 2020	2,033,036	3.49
Granted	262,097	6.90
Vested	(506,299)	1.23
Forfeited	(377,503)	4.08
Nonvested at December 31, 2021	1,411,331	4.77
As of December 31, 2021, and 2020, a total of 145,555 and 216,575 options with a weighted-average remaining contractual term of 3.5 and 1.6 years, respectively, granted to key employees were vested. The fair value of options that vested during 2021, 2020 and 2019 was $0.3 million, $0.4 million, and $1.2 million, respectively. As of December 31, 2021, and 2020, the weighted-average exercise price of the non-vested awards was $10.98 and $8.87, respectively. As of December 31, 2021, and 2020, the weighted-average remaining contractual term of the outstanding awards was 7.5 years and 6.5 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $5.2 million, $2.2 million and $20.7 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2021 is $4.0 million.
Grant of restricted stock units (“RSUs”)
The Company issued 558,193 RSUs to eligible employees and Directors of the Company during the year ended December 31, 2021, which will vest over a period of 4 to 5 years for employees and a period of 1 year for Directors. The RSUs are valued using the stock price on the grant date and had an estimated grant date fair value of $6.7 million.
The following table sets forth the activities of the Company’s RSUs for the years ended December 31, 2021 and 2020. There were no RSUs granted prior to 2020.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	—	$—
Granted	1,665,968	11.16
Vested	(4,960)	10.08
Forfeited	(25,259)	11.66
Nonvested at December 31, 2020	1,635,749	11.15
Granted	558,193	11.96
Vested (1)	(343,579)	10.82
Forfeited	(256,634)	10.87
Nonvested at December 31, 2021	1,593,729	11.55
(1) Includes 154,641 RSUs that are vested and issued.
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
The Company recognized income tax expense (benefit) of $15.0 million, $(16.9) million and $5.2 million during the years ended December 31, 2021, 2020 and 2019, respectively, which consists of the following (in thousands):

	2021	2020	2019
Current provision
Federal	$1,489	$—	$(85)
State	7,418	—	43
Total current provision	8,907	—	(42)
Deferred provision
Federal	8,363	(12,286)	3,740
State	(2,253)	(4,632)	1,501
Total deferred provision	6,110	(16,918)	5,241
Total income tax expense (benefit)	$15,017	$(16,918)	$5,199

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense (benefit) is as follows (in thousands):

	2021	2020	2019
Computed “expected” tax expense (benefit)	$9,781	$(3,639)	$(6,629)
Increase (decrease) in income taxes resulting from:
State income taxes	3,659	(2,848)	1,634
Return-to-provision	(258)	(7,613)	(340)
Change in fair value of contingent earnout shares	2,050	(1,782)	2,066
Change in fair value of warrants	—	(2,640)	4,423
Permanently non-deductible transaction costs	215	485	2,079
Officer's compensation	23	—	1,991
Other permanent items	18	220	(16)
Enacted rate change	(28)	(6)	—
Other	(442)	905	(9)
Total income tax expense (benefit)	$15,017	$(16,918)	$5,199
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
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$20,934	$31,215
Location contracts and other intangibles	8,150	5,829
Stock-based compensation	2,513	1,428
Other	2,107	394
	33,704	38,866
Deferred tax liabilities:
Property and equipment	35,952	35,005
Unrealized gain on investments in convertible notes	—	37
	35,952	35,042

Total deferred tax (liability) asset, net	$(2,248)	$3,824
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded as of December 31, 2021, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized
As of December 31, 2021, and 2020, the Company did not recorded a liability for unrecognized tax benefits.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2021, the Company was subject to U.S federal income tax examinations for the years 2018 through 2020 and income tax examinations from state jurisdictions for the years 2018 through 2020. The Company's 2017 federal income tax return was under examination but the audit concluded in the fourth quarter of 2021 with no adjustments.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2021		2020
	Amount	Expiration	Amount	Expiration
Federal net operating losses	$61,514	Indefinite	$108,830	2033
State net operating losses	106,810	2030	106,004	2030
Significant equity restructuring often results in an Internal Revenue Section 382 ownership change that limits the future use of net operating loss (“NOL”) carryforwards and other tax attributes. The Company has determined that it has undergone an ownership change in 2019 (as defined by Section 382 of the Internal Revenue Code). As a result, the Company's use of NOL carryforwards on an annual basis will be limited. Neither the amount of the Company's NOL carryforwards nor the amount of limitation of such carryforwards claimed by the Company have been audited or otherwise validated by the Internal Revenue Service, which could challenge the amount the Company has calculated. The recognition and measurement of the Company's tax benefit includes estimates and judgment by the Company's management, which includes subjectivity. Changes in estimates may create volatility in the Company's tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.
The Company also had a credit carryforward of approximately $0.4 million as of December 31, 2020, which was fully utilized in 2021.
On March 27, 2020, the CARES Act was signed into law and authorizes more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The Company was eligible for certain operational credits of the relief programs under the CARES Act and has recorded a benefit of $1.3 million to other expenses, net on its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020. The Company will continue to monitor the situation and evaluate any additional future legislation.
Note 19. Commitments and Contingencies
The Company leases office space under agreements expiring at various dates from June 2022 through July 2028. Total rent expense under these leases approximated $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes rent expense on a straight-line basis over the life of the leases. Rent expense is recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future minimum payments under these leases are as follows for the years ending December 31 (in thousands):

2022	$671
2023	525
2024	314
2025	133
2026	135
Thereafter	91
Total	$1,869
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
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee of the Company violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The lawsuit on its face seeks damages of $10.0 million. The parties are engaging in discovery and the Company is in the process of defending this lawsuit.
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
Given the status of the legal proceedings discussed above, the Company has determined that a legal liability is probable and recorded an estimated loss of $0.6 million for the year ended December 31, 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 20. Related-Party Transactions
Subsequent to the Company's acquisitions of Fair Share, G3, Tom's Amusements and AVG, the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $2.4 million and $1.6 million as of December 31, 2021 and 2020, respectively. Payments to the Fair Share seller under the acquisition agreement were $1.0 million for the year ended December 31, 2021 and $0.9 million for both of the years ended December 31, 2020 and 2019.
Consideration payable to the G3 sellers was $0.4 million and $0.5 million as of December 31, 2021 and 2020, respectively. Payments to the G3 seller under the acquisition agreement were $0.3 million, $2.5 million, and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Consideration payable to the Tom's Amusements seller was $1.5 million as of December 31, 2021 and 2020, respectively. There were no payments made to the Tom's Amusements seller for the years ended December 31, 2021and 2020.
Consideration payable to the AVG seller was $0.4 million and $1.5 million as of December 31, 2021 and 2020, respectively. Payments to the AVG seller under the acquisition agreement were $2.3 million for the year ended December 31, 2021. There were no payments to the AVG seller during the year ended December 31, 2020.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the years ended December 31, 2021, 2020, and 2019, Accel paid Much Shelist $0.2 million, $0.1 million, and $0.6 million, respectively. These payments were included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss), however, $0.2 million of the amounts paid in the fourth quarter of 2020 were recorded to additional paid-in capital as these costs were determined to be direct and incremental for the reverse recapitalization discussed in Note 3.
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
Throughout the third quarter of 2019, one of the Company’s Class A Common Stockholders made payments on behalf of the Company directly to the Company’s independent registered public accounting firm for services rendered to the Company during the same period totaling $2.9 million. Such amounts are included as a component of other expenses, net in the Company’s consolidated statements of operations and comprehensive income (loss) and contributed capital in the consolidated statement of stockholders’ equity (deficit).

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 21. Earnings Per Share
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of shares of Class A-1 shares outstanding during the period. Diluted EPS is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested RSUs, contingent earnout shares, and warrants.
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
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2021	2020	2019
Net income (loss)	$31,559	$(410)	$(36,764)
Less: Net income applicable to contingently issuable shares	—	909	—
Net income (loss) on which diluted earnings per share is calculated	$31,559	$(1,319)	$(36,764)

Basic weighted average outstanding shares of common stock	93,781	83,045	61,848
Dilutive effect of stock-based awards for common stock	857	—	—
Dilutive effect of contingent earnout shares before conversion	—	68	—
Diluted weighted average outstanding shares of common stock	94,638	83,113	61,848

Earnings (loss) per share:
Basic	$0.34	$—	$(0.59)
Diluted	$0.33	$(0.02)	$(0.59)
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,506,988, 7,224,134, and 28,561,724 for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 22. Subsequent Events
As of the filing of the financial statements, the Gold Rush convertible notes (which the Company converted under the terms of the convertible notes to shares of common stock of Gold Rush, but the IGB has currently denied the distribution of shares to the Company) are deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments have been received. The Company has classified the entire $32.1 million accounting fair value of the convertible notes as current on the consolidated balance sheets as the Company hopes to resolve this matter within the next year. The Company did not further adjust the valuation of the convertible notes downward as the Company believes, assuming for accounting purposes that the notes have not been converted, the recorded amounts approximate the accounting fair value. The Company is evaluating its legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes, the value of which could be materially in excess of the current accounting fair value.
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available. For more information on the Gold Rush convertible notes, See Note 4.