Form 10-Q
period 2022-03-31
Accel Entertainment, Inc.
filed 2022-05-04
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2022, there were 92,051,003 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Revenues:
Net gaming	$188,462	$140,464
Amusement	4,990	4,049
ATM fees and other revenue	3,439	2,556
Total net revenues	196,891	147,069
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	132,620	98,891
General and administrative	31,119	24,475
Depreciation and amortization of property and equipment	5,841	5,989
Amortization of route and customer acquisition costs and location contracts acquired	3,548	6,106
Other expenses, net	2,556	2,053
Total operating expenses	175,684	137,514
Operating income	21,207	9,555
Interest expense, net	4,001	3,344
(Gain) loss on change in fair value of contingent earnout shares	(3,417)	2,797
Income before income tax expense	20,623	3,414
Income tax expense	4,835	1,913
Net income	$15,788	$1,501
Net income per common share:
Basic	$0.17	$0.02
Diluted	0.17	0.02
Weighted average number of shares outstanding:
Basic	92,993	93,471
Diluted	93,741	94,280

Comprehensive income
Net income	$15,788	$1,501
Unrealized gain on investment in convertible notes (net of income taxes of $0 and $187, respectively)	—	469
Unrealized gain on interest rate caplets (net of income taxes of $1,934 and $0, respectively)	4,864	—
Comprehensive income	$20,652	$1,970
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$194,898	$198,786
Prepaid expenses	6,279	6,998
Interest rate caplets	10,532	—
Investment in convertible notes	32,065	32,065
Other current assets	10,830	10,146
Total current assets	254,604	247,995
Property and equipment, net	157,278	152,251
Other noncurrent assets:
Route and customer acquisition costs, net	15,935	15,913
Location contracts acquired, net	147,397	150,672
Goodwill	46,199	46,199
Other assets	3,101	3,043
Total other noncurrent assets	212,632	215,827
Total assets	$624,514	$616,073
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$18,457	$17,500
Current portion of route and customer acquisition costs payable	2,043	2,079
Accrued location gaming expense	3,359	3,969
Accrued state gaming expense	12,769	11,441
Accounts payable and other accrued expenses	19,397	14,616
Accrued compensation and related expenses	4,244	8,886
Current portion of consideration payable	12,101	13,344
Total current liabilities	72,370	71,835
Long-term liabilities:
Debt, net of current maturities	323,057	324,022
Route and customer acquisition costs payable, less current portion	3,871	3,953
Consideration payable, less current portion	12,006	12,706
Contingent earnout share liability	39,414	42,831
Warrant and other long-term liabilities	17	17
Deferred income tax liability	6,957	2,248
Total long-term liabilities	385,322	385,777
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 92,484,542 shares issued and outstanding at March 31, 2022; 93,410,563 shares issued and outstanding at December 31, 2021	9	9
Additional paid-in capital	189,299	187,656
Treasury stock, at cost	(22,917)	(8,983)
Accumulated other comprehensive income	4,864	—
Accumulated deficit	(4,433)	(20,221)
Total stockholders' equity	166,822	158,461
Total liabilities and stockholders' equity	$624,514	$616,073
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 1, 2022	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	(1,087,990)	—	—	(1,087,990)	(13,934)	—	—	(13,934)
Stock-based compensation	—	—	1,605	—	—	—	—	1,605
Exercise of stock-based awards	161,969	—	38	—	—	—	—	38
Unrealized gain on interest rate caplets	—	—	—	—	—	4,864	—	4,864
Net income	—	—	—	—	—	—	15,788	15,788
Balance, March 31, 2022	92,484,542	$9	$189,299	(1,789,295)	$(22,917)	$4,864	$(4,433)	$166,822

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	$9	$181,142	$562	$(50,279)	$131,434
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$15,788	$1,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,841	5,989
Amortization of route and customer acquisition costs and location contracts acquired	3,548	6,106
Amortization of debt issuance costs	626	504
(Gain) loss on change in fair value of contingent earnout shares	(3,417)	2,797
Stock-based compensation	1,605	1,593
(Gain) on disposal of property and equipment	(105)	(34)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	174	104
Remeasurement of contingent consideration	(385)	228
Payments on consideration payable	(1,116)	(89)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	708	615
Deferred income taxes	2,775	1,700
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	199	(908)
Income taxes receivable	—	3,341
Route and customer acquisition costs	(469)	(650)
Route and customer acquisition costs payable	(184)	39
Accounts payable and accrued expenses	1,173	(886)
Accrued compensation and related expenses	(4,642)	(335)
Other assets	(58)	(29)
Net cash provided by operating activities	22,061	21,586
Cash flows from investing activities:
Purchases of property and equipment	(6,752)	(2,044)
Proceeds from the sale of property and equipment	365	65
Business and asset acquisitions, net of cash acquired	—	(483)
Net cash used in investing activities	(6,387)	(2,462)
Cash flows from financing activities:
Payments on term loan	—	(3,000)
Payments on delayed draw term loans	—	(1,563)
Proceeds from line of credit	—	27,000
Payments on line of credit	(4,375)	(3,000)
Payments for repurchase of common stock	(13,934)	—
Payments on interest rate caplets	(157)	—
Proceeds from exercise of stock options and warrants	38	—
Payments on consideration payable	(1,084)	(334)
Tax withholding on share-based payments	(50)	—
Net cash (used in) provided by financing activities	(19,562)	19,103
Net (decrease) increase in cash and cash equivalents	(3,888)	38,227
Cash and cash equivalents:
Beginning of period	198,786	134,451
End of period	$194,898	$172,678

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$3,386	$3,008
Income taxes	$(204)	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$4,338	$3,853
Deferred premium on interest rate caplets	$3,898	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$—	$483
Cash purchase price	$—	$483
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc.'s (and together with its subsidiaries, the “Company”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012. Its terminal operator license allows the Company to install and operate video gaming terminals (“VGTs”) in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Company also operates redemption terminals, which also function as automated teller machines (“ATMs”) at its licensed video gaming locations, and amusement equipment at certain locations. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company also holds a license from the Pennsylvania Gaming Control Board. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement and ATM operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct such operations in Iowa. The Company is also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
The Company operates 13,663 and 12,720 video gaming terminals across 2,565 and 2,470 locations in the State of Illinois as of March 31, 2022 and 2021, respectively.
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
Impact of COVID-19 on the Condensed Consolidated Financial Statements
The ongoing COVID-19 outbreak and its related variants are having a significant impact on global markets as a result of prior and current government-mandated business closures, supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.
A surge of COVID-19 infections occurred in the fall of 2020, as the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 90 gaming days (or 20% of gaming days) during the three months ended March 31, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations by furloughing idle staff as appropriate and deferring certain payments to major vendors.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the three months ended March 31, 2021.
While COVID-19 infection rates and the related stress on the healthcare system currently remain low, it is possible that the IGB or the State of Illinois may order a future shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19, particularly in light of variant strains of the virus, or other events. If this were to occur, the Company could recognize impairment losses which could be material.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
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
Also, during the fourth quarter of 2021, the Company conducted a review of its estimate of the amortization periods for its route and customer acquisition costs and its location contracts. As a result of this review, the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years and its location contracts from 10 years to 15 years. In both cases the extended useful lives reflect the Company's strong relationship with its licensed establishment partners as demonstrated by continued high contract renewal rates.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The impact of these changes in estimate for the three months ended March 31, 2022, was as follows (in thousands):

Three months ended
March 31, 2022
Decrease to depreciation expense	$1,230
Decrease to amortization expense	$2,718
Increase to net income	$2,823
Increase to net income per share	$0.03
Segment information: The Company operates as a single reportable operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses the Company’s performance and allocates resources based on consolidated results, and this is the only discrete financial information that is regularly reviewed by the CODM.
Derivative instruments: The Company may manage its exposure to certain financial risks through the use of derivative financial instruments (“derivatives”). The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings.
Recent accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Based on its status as an EGC, the Company expects the new standard will be effective for the Company's fiscal year beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing the impact of the standard on its condensed consolidated financial statements, as well as evaluating the impact on arrangements within potential future acquisitions.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805). The guidance in this ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with Accounting Standards Codification ("ASC") 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020, through December 31, 2022 by accounting topic. The Company currently references LIBOR for certain debt and hedging arrangements. While no material

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

impacts are expected from the transition from LIBOR, the Company will continue to evaluate the provisions of this ASU and the impacts of transitioning to an alternative rate.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.
Note 3. Investment in Convertible Notes
On July 19, 2019, the Company entered into an agreement to purchase up to $30.0 million in convertible notes from Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, that bore interest at 3% per annum through December 31, 2021. The convertible notes each included an option to convert the notes to common stock of Gold Rush prior to the maturity date upon written notice from the Company. At closing, the Company purchased a $5.0 million convertible promissory note which was subordinated to Gold Rush’s credit facility and matured six months following the satisfaction of administrative conditions.
On October 11, 2019, the Company purchased an additional $25.0 million convertible note which was also subordinated to Gold Rush’s credit facility and, beginning on July 1, 2020, the balance of this note, if not previously converted, was payable in equal $1,000,000 monthly installments until all principal has been repaid in full.
On July 30, 2020, the Company and Gold Rush entered into the Omnibus Amendment (the “Amendment”) to the original agreement to purchase convertible notes from Gold Rush. The Amendment, among other things, extended the maturity date of the $5.0 million convertible note and the beginning of the payback period for the $25.0 million convertible note until December 31, 2020.
On March 9, 2021, the Company and Gold Rush entered into the Second Omnibus Amendment (the “Second Amendment”) to both of the convertible notes and the agreement to purchase the convertible notes. The Second Amendment, among other things, extended the December 31, 2020, maturity and conversion feature of the $5.0 million convertible note to December 31, 2021, the maturity and conversion feature of the $25.0 million convertible note to June 1, 2024 and the beginning of the payback period for the $25.0 million convertible note from December 31, 2020 to January 1, 2022.
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
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available.
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes continue to be accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income (loss). As of the filing of the financial statements, the Gold Rush convertible notes (which the Company converted under the terms of the convertible notes to shares of common stock of Gold Rush, but the IGB has currently denied the distribution of shares to the Company) are deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments have been received. The

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Company has classified the entire $32.1 million accounting fair value, of the convertible notes as current on the condensed consolidated balance sheets as the Company hopes to resolve this matter within the next year. The Company did not further adjust the valuation of the convertible notes downward as the Company believes, assuming for accounting purposes that the notes have not been converted, the recorded amounts approximate the accounting fair value. If successful, the Company's legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes could be materially in excess of the current accounting fair value. The Company recognized within comprehensive income an unrealized gain of $0.5 million, net of income taxes, for the three months ended March 31, 2021, related to the valuation of the convertible notes. For more information on how the Company determined the fair value of the convertible notes, see Note 12.
Note 4. Property and Equipment
Property and equipment consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Gaming terminals and equipment	$236,745	$225,692
Amusement and other equipment	18,848	18,547
Office equipment and furniture	1,827	1,731
Computer equipment and software	14,554	14,319
Leasehold improvements	4,836	4,127
Vehicles	11,881	11,518
Buildings and improvements	10,997	10,997
Land	911	911
Construction in progress	1,581	3,898
Total property and equipment	302,180	291,740
Less accumulated depreciation and amortization	(144,902)	(139,489)
Property and equipment, net	$157,278	$152,251
Depreciation and amortization of property and equipment was $5.8 million and $6.0 million for the three months ended March 31, 2022, and 2021, respectively. Depreciation expense in 2022 reflected a change in estimate as the Company extended the useful lives of its gaming terminals and equipment from 10 years to 13 years in the fourth quarter of 2021.
Note 5. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois that allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $6.7 million and $6.8 million as of March 31, 2022, and December 31, 2021, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $5.9 million and $6.0 million as of March 31, 2022, and December 31, 2021, respectively, of which approximately $2.0 million and $2.1 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, respectively. The route and customer acquisition cost asset was comprised of payments made on the contracts of $18.2 million and $18.0 million as of March 31, 2022, and December 31, 2021, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.5 million as of both March 31, 2022, and December 31, 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cost	$29,224	$28,902
Accumulated amortization	(13,289)	(12,989)
Route and customer acquisition costs, net	$15,935	$15,913
Amortization expense of route and customer acquisition costs was $0.3 million and $0.5 million for the three months ended March 31, 2022, and 2021, respectively. Amortization expense of route and customer acquisition costs was lower in 2022 when compared to the prior year as the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years in the fourth quarter of 2021.
Note 6. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cost	$229,287	$229,287
Accumulated amortization	(81,890)	(78,615)
Location contracts acquired, net	$147,397	$150,672
Amortization expense of location contracts acquired was $3.3 million and $5.7 million for the three months ended March 31, 2022, and 2021, respectively. Amortization expense of location contracts is lower in 2022 when compared to the prior year as the Company extended the amortization period of its location contracts from 10 years to 15 years in the fourth quarter of 2021.
Note 7. Goodwill
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $46.2 million as of March 31, 2022, and December 31, 2021, of which $36.5 million was deductible for tax purposes as of March 31, 2022.
Note 8. Debt
The Company’s debt as of March 31, 2022, and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Secured Credit Facility:
Term Loan	$345,625	$350,000
Delayed Draw Term Loan (DDTL)	—	—
Total debt on credit facility	345,625	350,000
Add: Interest rate caplet liability	3,742	—
Less: Debt issuance costs	(7,853)	(8,478)
Total debt, net of debt issuance costs	341,514	341,522
Less: Current maturities	(18,457)	(17,500)
Total debt, net of current maturities	$323,057	$324,022

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
The additional term loan facility was available for borrowings until November 13, 2020. Each of the revolving loans and the term loans were scheduled to mature on November 13, 2024. The Company incurred $8.8 million of debt issuance costs, which are being amortized over the life of the Credit Agreement.
Given the uncertainty of COVID-19 and its variants and the resulting potential impact to the gaming industry, as well as to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 (“Amendment No. 1”) to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. The Company incurred costs of $0.4 million associated with Amendment No.1 of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement. The waivers of financial covenant breach were never utilized as the Company remained in compliance with all debt covenants during these periods.
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
As of March 31, 2022, there remained approximately $550.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2022, the weighted-average interest rate was approximately 3.6%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50 bps floor) plus a margin up to 2.75%, at the option of the Company.
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
The Company was in compliance with all debt covenants as of March 31, 2022 and expects to remain in compliance for the next 12 months.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of the Company's interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt. The Company recognized an unrealized gain on the change in fair value of the interest rate caplets of $4.9 million, net of taxes of $1.9 million, for the three months ended March 31, 2022. For more information on how the Company determines the fair value of the caplets, see Note 12.
Note 9. Business and Asset Acquisitions
2022 Pending Acquisitions
On March 2, 2021, the Company announced that it had entered into a securities purchase agreement, to acquire Century Gaming, Inc. (“Century”). Century is Montana’s largest gaming operator and a leader in the Nevada gaming market with over 900 licensed establishments and more than 8,500 gaming terminals across both states. Pursuant to the purchase agreement, the Company will acquire all of the outstanding equity interests of Century in a cash and stock transaction valued at $140 million. The transaction was approved by the board of directors of each of the Company and Century, and is expected to close in the second quarter of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals from applicable gaming authorities. The transaction is expected to be funded through a combination of the Company’s cash on hand and capacity under its existing credit facility, in addition to the issuance of approximately 490,000 shares of common stock.
2021 Business Acquisitions
On May 20, 2021, the Company acquired Island Games, Inc. (“Island”), a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island adds 30 Georgia Coin Operated Amusement Machine (“COAM”) Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals. The total purchase price was approximately $2.9 million, of which the Company paid $2.8 million in cash at closing. The remaining $0.1 million of contingent consideration is to be paid in cash if certain operating metrics are achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values.
On December 30, 2021, the Company entered into an agreement with Rich and Junnie's Coin, Inc., an Iowa corporation, and JBCJ, Inc., also an Iowa corporation (collectively referred to as “Rich and Junnie's”), to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. Rich and Junnie's operations in Iowa and Illinois consist of the ownership and operation of amusement devices and ATMs in certain establishments. Total consideration was $4.2 million of which $3.6 million was paid in cash at closing and $0.6 million was recorded in short-term consideration payable on the consolidated balance sheets as of December 31, 2021. The $0.6 million of consideration payable was paid in the first quarter of 2022. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.3 million; ii) amusement and other equipment totaling $1.3 million; iii) location contracts totaling $1.6 million; iv) cash totaling $0.6 million; and v) goodwill of $0.4 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2021 as if the acquisitions of Rich and Junnie's and Island had occurred as of January 1, 2020, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisition actually taken place as of January 1, 2020. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

Three months ended
March 31, 2021
Revenues	$147,792
Net income	1,558
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
TAV	$621	$2,595	$490	$2,858
Fair Share Gaming	1,686	351	1,875	508
Family Amusement	685	1,965	677	1,944
Skyhigh	811	7,095	801	7,396
G3	414	—	414	—
Grand River	6,668	—	6,479	—
Tom's Amusements	745	—	1,491	—
AVG	371	—	371	—
Rich and Junnie's	—	—	646	—
Island	100	—	100	—
Total	$12,101	$12,006	$13,344	$12,706
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
On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total Private Placement Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered. As of March 31, 2022, 5,144 warrants remain outstanding.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	10,532	—	10,532	—
Total	$42,597	$—	$10,532	$32,065

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Investment in convertible notes
As described in Note 3, on July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights to convert the convertible notes into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to the Company. Accordingly, beginning in the third quarter of 2021, given the pending request for regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming regulatory approval was received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of Gold Rush by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval was not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming the Company would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. This assumption did not consider legal claims the Company may have under the convertible notes to receive the economic value of the conversion shares, even if transfer of the actual ownership interest in Gold Rush to Accel was not approved by the IGB. After the IGB Administrator’s denial of the transfer of the equity interest on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus interest accrued as of December 31, 2021. The Company has considered interest as an input to the accounting fair value for all periods and periodically revaluates its impact, if any, based on developments including the pending lawsuit against Gold Rush. For the avoidance of doubt, this fair value is less than what Accel maintains Gold Rush owes Accel under the convertible notes, but is consistent with ASC Topic 820. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and the Company is pursuing its legal remedies with respect to the amounts owed by Gold Rush.
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Changes in the fair value of interest rate caplets are classified within other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$18,241	$—	$—	$18,241
Contingent earnout shares	39,414	—	39,414	—
Warrants	13	—	13	—
Total	$57,668	$—	$39,427	$18,241

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,434	$—	$—	$19,434
Contingent earnout shares	42,831	—	42,831	—
Warrants	13	—	13	—
Total	$62,278	$—	$42,844	$19,434
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
Warrants
The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three months ended March 31, 2022 and 2021.
Note 13. Stockholders’ Equity
Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares:
Class A-1 Common Stock
The holders of the Class A-1 Common Stock are entitled to one vote for each share. The holders of Class A-1 Common Stock are entitled to receive dividends or other distributions when and if declared from time to time and share equally on a per share basis in such dividends and distributions, subject to such rights of the holders of preferred stock.
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2022, the Company purchased a total of 1,789,295 shares under the plan at a total cost of $22.9 million, of which 1,087,990 shares at a cost of $13.9 million were purchased during the three months ended March 31, 2022.
Note 14. Stock-based Compensation
The Company grants various types of stock-based compensation awards. The Company measures its stock-based compensation expense based on the grant date fair value of the award and recognizes the expense over the requisite service period for the respective award.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company granted 225,881 stock options to eligible officers and employees of the Company during the first quarter of 2022, which shall vest over a period of 4 years. Also in the first quarter of 2022, the Company issued 411,600 restricted stock units (“RSUs”) to the board of directors and certain employees, which shall vest over a period of 4 years for employees and a period of approximately 9 months for board of directors. The estimated grant date fair value of these options and RSUs totaled $7.0 million.
Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $1.6 million for both the three months ended March 31, 2022, and 2021. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $4.8 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 23.4% and 56.0% for the three months ended March 31, 2022 and 2021, respectively. The Company’s

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items.
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
Action Gaming, J&J, and other parties, collectively, the Plaintiffs, filed a complaint against the Company, Rowell, and other parties in the Circuit Court of Cook County, Illinois (the “Circuit Court”), on August 31, 2012, as amended on November 1, 2012, December 19, 2012, and October 3, 2013, alleging, among other things, that the Company aided and abetted Rowell in breaches of his fiduciary duties and contractual obligations with Action Gaming and tortiously interfered with Action Gaming’s contracts with Rowell and agreements assigned to J&J. The complaint seeks damages and injunctive and equitable relief. On January 24, 2018, the Company filed a motion to dismiss for lack of subject matter jurisdiction, as further described below. On May 14, 2018, the Circuit Court denied the Company’s motion to dismiss and granted a stay to the case, pending a ruling from the IGB on the validity of the J&J Assigned Agreements.
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
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with the Company. The Company alleged that Mr. Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. The Company has answered the complaint and asserted a counterclaim, and intends to defend itself against the allegations. Mr. Rowell's claims and the Company's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee of the Company violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The parties settled this dispute in April 2022.
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
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available. For more information on the Gold Rush convertible notes, see Note 3.
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the IGB, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company.
Given the status of the legal proceedings discussed above, the Company has determined that a legal liability is probable and has recorded estimated legal reserves of $1.6 million as of March 31, 2022, which includes a loss of $1.0 million for the three months ended March 31, 2022, and is included within other expenses, net in the condensed consolidated statements of operations and other comprehensive income.
Note 17. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), Tom’s Amusement Company, Inc., (“Tom's Amusements”), and American Video Gaming, LLC, and Erickson Amusements, Inc. (collectively referred to as “AVG”), the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $2.0 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.5 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Consideration payable to the G3 sellers was $0.4 million as of March 31, 2022 and December 31, 2021. There were no payments to the G3 sellers under the acquisition agreement during the three months ended March 31, 2022 and 2021.
Consideration payable to the Tom's Amusements seller was $0.7 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively. Payments to the Tom's Amusements seller under the acquisition agreement were $0.8 million during the three months ended March 31, 2022. There were no payments to the Tom's Amusements seller during the three months ended March 31, 2021.
Consideration payable to the AVG seller was $0.4 million as of March 31, 2022 and December 31, 2021. There were no payments to the AVG seller during the three months ended March 31, 2022 and 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Net income	$15,788	$1,501
Less: Net income applicable to contingently issuable shares	—	—
Net income on which diluted earnings per share is calculated	$15,788	$1,501

Basic weighted average outstanding shares of common stock	92,993	93,471
Dilutive effect of stock-based awards for common stock	748	809
Diluted weighted average outstanding shares of common stock	93,741	94,280

Earnings per share:
Basic	$0.17	$0.02
Diluted	$0.17	$0.02
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,729,800 and 5,359,661 as of March 31, 2022 and 2021, respectively.
Note 19. Subsequent Events
On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of the Company's conversion of its convertible notes. For more information on the Gold Rush convertible notes, see Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of video gaming terminals (“VGTs”), redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores, which are referred to collectively as “licensed establishments.” We also operate stand-alone ATMs in gaming and non-gaming locations. Accel has been licensed by the Illinois Gaming Board (“IGB”) since 2012, received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020, and holds a license from the Pennsylvania Gaming Control Board since November 2020. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement and ATM operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa. The Company is also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
We operate 13,663 video gaming terminals across 2,565 locations in the State of Illinois as of March 31, 2022.
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
In addition to our gaming business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for its licensed establishment partners. If we are presented with appropriate opportunities, we may acquire other additional businesses, services, resources, or assets, including hospitality operations, that are accretive to our core gaming business.

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
A surge of COVID-19 infections occurred in the fall of 2020, as the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 90 gaming days (or 20% of gaming days) during the three months ended March 31, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations by furloughing idle staff as appropriate and deferring certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the three months ended March 31, 2021.
While COVID-19 infection rates and the related stress on the healthcare system remain low, it is possible that the IGB or the State of Illinois may order a future shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19, particularly in light of variant strains of the virus, or other events. Under the guidelines provided by the Illinois Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region. As such, there may be additional operational and financial impacts on the business from future resurgences of COVID-19 and its variant strains, which we cannot reasonably anticipate.
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
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) a 34% tax on net video gaming revenue that is payable to the IGB, (ii) an administrative fee (0.8513% currently) payable to Scientific Games International, the third-party contracted by IGB to maintain the central system to which all VGTs across Illinois are connected, (iii) establishment revenue share, which is defined as 50% of gross gaming revenue after subtracting the tax and administrative fee, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) licenses and permits required for the operation of VGTs and other equipment.

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
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest expense, net also consists of interest income on convertible from Gold Rush that bore interest at the greater of 3% per annum or Accel's borrowing rate on its credit facility through December 31, 2021.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended March 31, 2022 and 2021:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021	Change ($)	Change (%)
Revenues:
Net gaming	$188,462	$140,464	47,998	34.2%
Amusement	4,990	4,049	941	23.2%
ATM fees and other revenue	3,439	2,556	883	34.5%
Total net revenues	196,891	147,069	49,822	33.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	132,620	98,891	33,729	34.1%
General and administrative	31,119	24,475	6,644	27.1%
Depreciation and amortization of property and equipment	5,841	5,989	(148)	(2.5)%
Amortization of route and customer acquisition costs and location contracts acquired	3,548	6,106	(2,558)	(41.9)%
Other expenses, net	2,556	2,053	503	24.5%
Total operating expenses	175,684	137,514	38,170	27.8%
Operating income	21,207	9,555	11,652	121.9%
Interest expense, net	4,001	3,344	657	19.6%
(Gain) loss on change in fair value of contingent earnout shares	(3,417)	2,797	(6,214)	(222.2)%
Income before income tax expense	20,623	3,414	17,209	504.1%
Income tax expense	4,835	1,913	2,922	152.7%
Net income	$15,788	$1,501	$14,287	951.8%
`

Revenues
Total revenues for the three months ended March 31, 2022 were $196.9 million, an increase of $49.8 million, or 33.9%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $48.0 million, or 34.2%, an increase in amusement revenue of $0.9 million, or 23.2%, and an increase in ATM fees and other revenue of $0.9 million, or 34.5%. Increase in net gaming revenue was attributable to the prior year IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak, which impacted 18 of the 90 gaming days (or 20% of gaming days) during the three months ended March 31, 2021. The increase in net gaming revenues for the three months ended March 31, 2022, also reflected an increase in gaming terminals and locations, as well as an increase in location hold-per-day.
Cost of revenue
Cost of revenue for the three months ended March 31, 2022 was $132.6 million, an increase of $33.7 million, or 34.1%, compared to the prior-year period due primarily to the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak in the prior-year period.
General and administrative
General and administrative expenses for the three months ended March 31, 2022 were $31.1 million, an increase of $6.6 million, or 27.1%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the three months ended March 31, 2022 also reflected higher payroll-related costs as we continued to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2022 was $5.8 million, a decrease of $0.1 million, or 2.5%, compared to the prior-year period due to us extending the useful lives of our gaming terminals and equipment from 10 years to 13 years. The impact of this change in estimate was a decrease in depreciation expense of $1.2 million for the three months ended March 31, 2022. This decrease was partially offset by an increased number of licensed establishments and VGTs.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended March 31, 2022 was $3.5 million, a decrease of $2.6 million, or 41.9%, compared to the prior-year period due to us extending the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $2.7 million for the three months ended March 31, 2022.
Other expenses, net
Other expenses, net for the three months ended March 31, 2022 were $2.6 million, an increase of $0.5 million, or 24.5%, compared to the prior-year period due to a $1.0 million loss associated with a legal settlement, partially offset by lower fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended March 31, 2022 was $4.0 million, an increase of $0.7 million, or 19.6%, compared to the prior-year period primarily due to higher average interest rates and lower interest income, partially offset by a decrease in average outstanding debt. The weighted average interest rate was approximately 3.6% for the three months ended March 31, 2022 compared to 3.3% in the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
Gain on the change in fair value of contingent earnout shares for the three months ended March 31, 2022 was $3.4 million, compared to the prior-year period, which had a loss of $2.8 million. The changes in fair value are primarily due to the change in the market value of our A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended March 31, 2022 was $4.8 million, an increase of $2.9 million, or 152.7%, compared to the prior-year period. The effective tax rate for the three months ended March 31, 2022 was 23.4% compared to 56.0% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items.
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
In January 2022, the IGB implemented a new rule that required terminal operators to remove gaming equipment if there was no activity for more than 72 hours (“72-hour rule”). This rule applies to locations that are temporally closed for renovations, ownership changes, and seasonality. As a result, 30 licensed establishments were impacted by the 72-hour rule during the first quarter of 2022. This did not materially impact gaming revenue but reduced our reported number of licensed establishments.

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
As a result of the previously mentioned 72-hour rule, Accel removed approximately 150 VGTs during the first quarter of 2022. The removals did not materially impact gaming revenue but reduced our reported number of gaming terminals.
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
The following table sets forth information with respect to Accel’s licensed establishments, number of VGTs, and average remaining contract term as of March 31, respectively:

	As of March 31,		Increase / (Decrease)
	2022	2021	Change $	Change %
Licensed establishments	2,565	2,470	95	3.8%
VGTs	13,663	12,720	943	7.4%
Average remaining contract term (years)	7.0	6.7	0.3	4.5%
The following table sets forth information with respect to Accel’s location hold-per-day for the three months ended March 31, respectively:

	March 31,		Increase / (Decrease)
	2022	2021	Change $	Change %
Location hold-per-day - for the three months ended (1)	$811	$784	$27	3.4%
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,
	2022	2021

Net income	$15,788	$1,501
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired (1)	3,548	6,106
Stock-based compensation (2)	1,605	1,593
(Gain) loss on change in fair value of contingent earnout shares (3)	(3,417)	2,797
Other expenses, net (4)	2,556	2,053
Tax effect of adjustments (5)	(2,475)	(2,993)
Adjusted net income	17,605	11,057
Depreciation and amortization of property and equipment	5,841	5,989
Interest expense, net	4,001	3,344
Emerging markets (6)	485	517
Income tax expense	7,310	4,906
Adjusted EBITDA	$35,242	$25,813
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
Adjusted EBITDA for the three months ended March 31, 2022, was $35.2 million, an increase of $9.4 million, or 36.5%, compared to the prior-year period. The increase in performance for the three months ended was attributable to an increase in the number of licensed establishments, VGTs, and location hold-per-day, and the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak that had a significant impact on our performance in the prior-year period.

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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of March 31, 2022, Accel had $194.9 million in cash and cash equivalents.
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

On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for:
• an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•a $350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•a new $400.0 million delayed draw term loan facility.
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged.
As of March 31, 2022, there remained approximately $550.0 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2022, the weighted-average interest rate was approximately 3.6%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. Accel is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of Accel and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin of 1.75% or (b) LIBOR (50bps floor) plus a margin up to 2.75%, at our option.
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
We were in compliance with all debt covenants as of March 31, 2022. Given our assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of our interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in our financial statements, and was financed as additional debt.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$22,061	$21,586
Net cash used in investing activities	(6,387)	(2,462)
Net cash (used in) provided by financing activities	(19,562)	19,103

Net cash provided by operating activities
For the three months ended March 31, 2022, net cash provided by operating activities was $22.1 million, an increase of $0.5 million over the comparable period. In addition to our increase in net income, we also experienced an increase in our deferred income taxes, partially offset by the adjustment for gains on the remeasurement of contingent earnout shares in the current period compared to losses in the prior period, as well as higher payments on consideration payable.

Net cash used in investing activities
For the three months ended March 31, 2022, net cash used in investing activities was $6.4 million, an increase of $3.9 million over the comparable period and was primarily attributable to more cash used for the purchases of property and equipment.
Net cash (used in) provided by financing activities
For the three months ended March 31, 2022, net cash used in financing activities was $19.6 million, compared to cash provided by financing activities of $19.1 million in the prior-year period. The higher use of cash reflects repurchases of our Class A-1 common stock of $13.9 million under our share repurchase program and the absence of $27.0 million in borrowings on our credit facility that occurred in the prior-year period.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $345.6 million as of March 31, 2022. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $3.5 million annually, assuming the balance outstanding under Accel’s credit facility remained at $345.6 million. In order to protect against higher interest rates in the future on its credit facility, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR.
Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, VGTs, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2022, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 were still present as of March 31, 2022 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Action Gaming, J&J, and other parties, collectively, the Plaintiffs, filed a complaint against Accel, Rowell, and other parties in the Circuit Court of Cook County, Illinois (the “Circuit Court”), on August 31, 2012, as amended on November 1, 2012, December 19, 2012, and October 3, 2013, alleging, among other things, that Accel aided and abetted Rowell in breaches of his fiduciary duties and contractual obligations with Action Gaming and tortiously interfered with Action Gaming’s contracts with Rowell and agreements assigned to J&J. The complaint seeks damages and injunctive and equitable relief. On January 24, 2018, Accel filed a motion to dismiss for lack of subject matter jurisdiction, as further described below. On May 14, 2018, the Circuit Court denied Accel’s motion to dismiss and granted a stay to the case, pending a ruling from the IGB on the validity of the J&J Assigned Agreements.
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
On October 7, 2019, Accel filed a lawsuit in the Circuit Court of Cook County, Illinois against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. Accel alleged that Mr. Rowell and a competitor were working together to interfere with Accel’s customer relationships. That lawsuit, which seeks equitable relief and legal damages, has not yet been served. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against Accel alleging that he had not received certain equity interests in Accel to which he was allegedly entitled under his agreement. The parties are engaging in discovery. Accel intends to defend itself against the allegations.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The parties settled this dispute in April 2022.
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
On March 9, 2022, we filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available.
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, Accel and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of Accel and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against Accel.
On April 22, 2022, we filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of our conversion of the convertible notes. For more information on the Gold Rush convertible notes, see Note 3 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Given the status of the legal proceedings discussed above, the Company has determined that a legal liability is probable and has recorded estimated legal reserves of $1.6 million as of March 31, 2022, which includes a loss of $1.0 million for the three months ended March 31, 2022, and is included within other expenses, net in the condensed consolidated statements of operations and other comprehensive income.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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
The following table provides the shares purchased under the share repurchase program in the first quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

January 2022	561,120	$12.52	1,262,425	$184.0

February 2022	316,277	$13.15	1,578,702	$179.8

March 2022	210,593	$13.06	1,789,295	$177.1
Total	1,087,990
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.22* **	Executive Employment Agreement, dated April 25, 2022, by and between Accel Entertainment, Inc., and Mathew Ellis.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

* Filed herewith.
** Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: May 4, 2022	By:	/s/ Mathew Ellis
Mathew Ellis Chief Financial Officer