Form 10-Q
period 2022-06-30
Accel Entertainment, Inc.
filed 2022-08-09
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 5, 2022, there were 90,126,930 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net gaming	$218,423	$194,434	$406,885	$334,898
Amusement	4,693	4,279	9,683	8,328
Manufacturing	919	—	919	—
ATM fees and other	3,834	3,261	7,273	5,817
Total net revenues	227,869	201,974	424,760	349,043
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	154,666	135,772	287,286	234,663
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	765	—	765	—
General and administrative	32,719	26,113	63,838	50,588
Depreciation and amortization of property and equipment	6,598	6,313	12,439	12,302
Amortization of route and customer acquisition costs and location contracts acquired	3,574	6,162	7,122	12,268
Other expenses, net	2,232	2,687	4,788	4,740
Total operating expenses	200,554	177,047	376,238	314,561
Operating income	27,315	24,927	48,522	34,482
Interest expense, net	3,791	3,376	7,792	6,720
(Gain) loss on change in fair value of contingent earnout shares	(5,722)	3,182	(9,139)	5,979
Income before income tax expense	29,246	18,369	49,869	21,783
Income tax expense	6,782	5,924	11,617	7,837
Net income	$22,464	$12,445	$38,252	$13,946
Net income per common share:
Basic	$0.24	$0.13	$0.41	$0.15
Diluted	0.24	0.13	0.41	0.15
Weighted average number of shares outstanding:
Basic	92,328	93,617	92,484	93,452
Diluted	93,001	94,668	93,195	94,382

Comprehensive income
Net income	$22,464	$12,445	$38,252	$13,946
Unrealized gain on investment in convertible notes (net of income taxes of $2,073 and $2,260, respectively)	—	5,204	—	5,673
Unrealized gain on interest rate caplets (net of income taxes of $760 and $2,694, respectively)	1,907	—	6,771	—
Comprehensive income	$24,371	$17,649	$45,023	$19,619
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$220,168	$198,786
Accounts receivable, net	9,214	5,121
Income taxes receivable	1,664	—
Inventories	6,137	—
Prepaid expenses	8,362	6,998
Interest rate caplets	3,522	—
Investment in convertible notes	32,065	32,065
Other current assets	6,869	5,025
Total current assets	288,001	247,995
Property and equipment, net	189,637	152,251
Other noncurrent assets:
Route and customer acquisition costs, net	17,678	15,913
Location contracts acquired, net	184,519	150,672
Goodwill	99,490	46,199
Other intangible assets	24,400	—
Interest rate caplets, net of current	9,427	—
Other assets	3,427	3,043
Total other noncurrent assets	338,941	215,827
Total assets	$816,579	$616,073
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$23,460	$17,500
Current portion of route and customer acquisition costs payable	2,794	2,079
Accrued location gaming expense	3,000	3,969
Accrued state gaming expense	13,483	11,441
Accounts payable and other accrued expenses	22,173	14,616
Accrued compensation and related expenses	9,062	8,886
Current portion of consideration payable	12,025	13,344
Total current liabilities	85,997	71,835
Long-term liabilities:
Debt, net of current maturities	478,635	324,022
Route and customer acquisition costs payable, less current portion	4,111	3,953
Consideration payable, less current portion	11,106	12,706
Contingent earnout share liability	33,692	42,831
Warrant and other long-term liabilities	440	17
Deferred income tax liability	28,723	2,248
Total long-term liabilities	556,707	385,777
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,359,417 shares issued and 90,759,331 shares outstanding at June 30, 2022; 94,111,868 shares issued and 93,410,563 shares outstanding at December 31, 2021	9	9
Additional paid-in capital	191,190	187,656
Treasury stock, at cost	(42,126)	(8,983)
Accumulated other comprehensive income	6,771	—
Accumulated earnings (deficit)	18,031	(20,221)
Total stockholders' equity	173,875	158,461
Total liabilities and stockholders' equity	$816,579	$616,073
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings (Deficit)	Equity
Balance, January 1, 2022	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	(1,087,990)	—	—	(1,087,990)	(13,934)	—	—	(13,934)
Stock-based compensation	—	—	1,605	—	—	—	—	1,605
Exercise of stock-based awards	161,969	—	38	—	—	—	—	38
Unrealized gain on interest rate caplets	—	—	—	—	—	4,864	—	4,864
Net income	—	—	—	—	—	—	15,788	15,788
Balance, March 31, 2022	92,484,542	9	189,299	(1,789,295)	(22,917)	4,864	(4,433)	166,822
Repurchase of common stock	(2,326,413)	—	—	(2,326,413)	(25,498)	—	—	(25,498)
Reissuance of treasury stock in business combination	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	2,281	—	—	—	—	2,281
Exercise of stock-based awards	85,580	—	315	—	—	—	—	315
Unrealized gain on interest rate caplets	—	—	—	—	—	1,907	—	1,907
Net income	—	—	—	—	—	—	22,464	22,464
Balance, June 30, 2022	90,759,331	$9	$191,190	(3,600,086)	$(42,126)	$6,771	$18,031	$173,875

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	9	181,142	562	(50,279)	131,434
Exercise of common stock options	281,245	—	685	—	—	685
Stock-based compensation	—	—	2,148	—	—	2,148
Unrealized gain on investment in convertible notes	—	—	—	5,204	—	5,204
Net income	—	—	—	—	12,445	12,445
Balance, June 30, 2021	93,660,753	$9	$183,975	$5,766	$(37,834)	$151,916
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$38,252	$13,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,439	12,302
Amortization of route and customer acquisition costs and location contracts acquired	7,122	12,268
Amortization of debt issuance costs	1,194	1,009
(Gain) loss on change in fair value of contingent earnout shares	(9,139)	5,979
Stock-based compensation	3,886	3,741
(Gain) loss on disposal of property and equipment	(629)	372
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	288	162
Remeasurement of contingent consideration	(1,143)	1,766
Payments on consideration payable	(1,649)	(293)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,402	1,252
Deferred income taxes	7,199	3,930
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(756)	146
Accounts receivable, net	301	(3,257)
Inventories	294	—
Income taxes receivable	(1,475)	3,341
Route and customer acquisition costs	(2,612)	(1,393)
Route and customer acquisition costs payable	750	(154)
Accounts payable and accrued expenses	(12,679)	(2,509)
Accrued compensation and related expenses	(1,450)	1,475
Other assets	(384)	75
Net cash provided by operating activities	41,211	54,158
Cash flows from investing activities:
Purchases of property and equipment	(13,221)	(10,938)
Proceeds from the sale of property and equipment	1,406	414
Business and asset acquisitions, net of cash acquired	(125,452)	(3,234)
Net cash used in investing activities	(137,267)	(13,758)
Cash flows from financing activities:
Payments on term loan	(13,125)	(6,000)
Proceeds from delayed draw term loans	100,000	—
Payments on delayed draw term loans	—	(3,125)
Proceeds from line of credit	69,000	42,000
Payments on line of credit	—	(29,000)
Payments for repurchase of common stock	(36,931)	—
Payments on interest rate caplets	(394)	—
Proceeds from exercise of stock options and warrants	353	685
Payments on consideration payable	(1,406)	(903)
Tax withholding on share-based payments	(59)	—
Net cash provided by financing activities	117,438	3,657
Net increase in cash and cash equivalents	21,382	44,057
Cash and cash equivalents:
Beginning of period	198,786	134,451
End of period	$220,168	$178,508

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,268	$6,049
Income taxes	$6,228	$651
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$8,079	$2,608
Deferred premium on interest rate caplets	$3,504	$—
Fair value of treasury stock issued in business combination	$5,584	$—
Purchase of treasury shares in accounts payable and accrued expense	$2,500	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$164,265	$3,334
Less cash acquired	(33,229)	—
Less consideration payable	—	(100)
Less fair value of treasury stock issued	(5,584)	0
Cash purchase price	$125,452	$3,234
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc.'s (and together with its subsidiaries, the “Company” or “Accel”) wholly owned subsidiary, Accel Entertainment Gaming LLC, is a terminal operator in various jurisdictions in the United States. The Company has been licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012. Its Illinois terminal operator license allows the Company to install and operate gaming terminals in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company also holds a license from the Pennsylvania Gaming Control Board. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement and automated teller machines (“ATMs”) operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct such operations in Iowa. On June 1, 2022, the Company acquired Century Gaming, Inc. (“Century”), which is a leading distributed gaming operator in the Montana and Nevada gaming markets. Century is also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets. In connection with the acquisition, Accel was granted a two-year terminal operator license by the Nevada Gaming Commission and a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. In June 2022, the Company became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska and commenced operations in this market. The Company also operates redemption terminals, which also function as ATMs at its licensed video gaming locations, and amusement equipment at certain locations. The Company is also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
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
As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the six months ended June 30, 2021.
While variants of COVID-19 continue to impact infection rates and the healthcare system, it is possible that the regulating bodies or the states in which we operate may order future shutdowns, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to COVID-19 and its related variants. If this were to occur, the Company could recognize impairment losses which could be material.
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
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of certain intangible and tangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business combinations, the valuation of level 3 investments, the valuation of contingent earnout shares and interest rate caplets, contingencies, and the expected term of share- based compensation awards and stock price volatility when computing share-based compensation expense. The contingent consideration in a business combination is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s condensed consolidated statements of operations and comprehensive income as other expenses, net. Location contract intangibles are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue and costs projections and other assumptions such as estimated attrition rates and discount rates. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. Actual results may differ from those estimates.

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
The impact of these changes in estimate for the three and six months ended June 30, 2022, was as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Decrease to depreciation expense	$1,228	$2,458
Decrease to amortization expense	$2,726	$5,444
Increase to net income	$2,828	$5,651
Increase to net income per share	$0.03	$0.06
Segment information: The Company operates as a single reportable operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses the Company’s performance and allocates resources based on consolidated results, and while revenue information by state exists, the Company has determined consolidated information is the only discrete financial information that is regularly reviewed by the CODM.
Accounts Receivable: Accounts receivable represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company generally does not charge interest on past due accounts receivable.
Inventories: Inventories consist of gaming machines, raw materials, and manufacturing supplies. Inventories are stated at the lower of average cost and net realizable value (generally, estimated selling price). Labor and overhead associated with the assembly of gaming machines are capitalized and allocated to inventory.
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
Revenue Recognition: The Company generates revenues from the following types of services: gaming terminals, amusements, and ATMs. It also generates manufacturing revenue from the sales of gaming terminals and associated software by Grand Vision Gaming, a wholly-owned subsidiary of Century, which is a designer and manufacturer of Class III gaming terminals. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Manufacturing revenue represents the sale of gaming terminals and is recognized at the time the goods are provided to the customer.
Revenue is disaggregated in the following table by the primary states in which the Company operates given the geographic economic factors that affect the revenues in the states.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues by state:
Illinois	$205,962	$200,878	$400,821	$347,006
Nevada	8,920	—	8,920	—
Montana	10,825	—	10,825	—
Other	2,162	1,096	4,194	2,037
Total net revenues	$227,869	$201,974	$424,760	$349,043
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020, through December 31, 2022 by accounting topic. The Company currently references LIBOR for certain debt and hedging arrangements. While no material impacts are expected from the transition from LIBOR, the Company will continue to evaluate the provisions of this ASU and the impacts of transitioning to an alternative rate.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.
Note 3. Inventories
Inventories were as follows (in thousands):

June 30, 2022
Raw materials and manufacturing supplies	$4,261
Finished products	1,876
Total inventories	$6,137
The Company recently completed a fair value purchase price allocation and recorded inventory at fair value (see Note 10). Accordingly at June 30, 2022 no inventory valuation allowance was determined to be necessary.
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
On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleges that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing.
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes continue to be accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income. As of the filing of the financial statements, the Gold Rush convertible notes (which the Company converted under the terms of the convertible notes to shares of common stock of Gold Rush, but the IGB has currently denied the distribution of shares to the Company) are deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments have been received. The Company has classified the entire $32.1 million accounting fair value, of the convertible notes as current on the condensed consolidated balance sheets as the Company hopes to resolve this matter within the next year. The Company did not further adjust the valuation of the convertible notes downward as the Company believes, assuming for accounting purposes that the notes have not been converted, the recorded amounts approximate the accounting fair value. If successful, the Company's legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes could be materially in excess of the current accounting fair value. The Company recognized within comprehensive income an unrealized gain of $5.2 million and $5.7 million, net of income taxes, for the three and six months ended June 30, 2021, related to the valuation of the convertible notes. For more information on how the Company determined the fair value of the convertible notes, see Note 13.
Note 5. Property and Equipment
Property and equipment consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Gaming terminals and equipment	$267,809	$225,692
Amusement and other equipment	20,111	18,547
Office equipment and furniture	2,212	1,731
Computer equipment and software	16,462	14,319
Leasehold improvements	6,208	4,127
Vehicles	13,283	11,518
Buildings and improvements	11,917	10,997
Land	1,143	911
Construction in progress	1,705	3,898
Total property and equipment	340,850	291,740
Less accumulated depreciation and amortization	(151,213)	(139,489)
Property and equipment, net	$189,637	$152,251
Depreciation and amortization of property and equipment was $6.6 million and $12.4 million for the three and six months ended June 30, 2022. In comparison, depreciation and amortization of property and equipment was $6.3 million and $12.3 million

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

for the three and six months ended June 30, 2021. Depreciation expense in 2022 reflected a change in estimate as the Company extended the useful lives of its gaming terminals and equipment from 10 years to 13 years in the fourth quarter of 2021.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois that allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $7.7 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $6.9 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively, of which approximately $2.8 million and $2.1 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The route and customer acquisition cost asset was comprised of payments made on the contracts of $17.7 million and $18.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.1 million as of both June 30, 2022 and December 31, 2021.
Route and customer acquisition costs consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cost	$30,920	$28,902
Accumulated amortization	(13,242)	(12,989)
Route and customer acquisition costs, net	$17,678	$15,913
Amortization expense of route and customer acquisition costs was $0.3 million and $0.6 million for the three and six months ended June 30, 2022. In comparison, amortization expense of route and customer acquisition costs was $0.5 million and $0.9 million for the three and six months ended June 30, 2021. Amortization expense of route and customer acquisition costs was lower in 2022 when compared to the prior year as the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years in the fourth quarter of 2021.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cost	$269,696	$229,287
Accumulated amortization	(85,177)	(78,615)
Location contracts acquired, net	$184,519	$150,672
Amortization expense of location contracts acquired was $3.3 million and $6.6 million for the three and six months ended June 30, 2022. In comparison, amortization expense of location contracts acquired was $5.7 million and $11.3 million for the three and six months ended June 30, 2021. Amortization expense of location contracts is lower in 2022 when compared to the prior year as the Company extended the amortization period of its location contracts from 10 years to 15 years in the fourth quarter of 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8. Goodwill and Other intangible assets
Goodwill
On June 1, 2022, the Company acquired Century, which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $53.3 million. See Note 10 for more information on how the amount of goodwill was calculated.
The Company had total goodwill of $99.5 million as of June 30, 2022, of which $53.3 million was deductible for tax purposes.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2022	$46,199
Addition to goodwill for acquisition of Century	53,291
Goodwill balance as of June 30, 2022	$99,490
Other intangible assets
Other intangible assets of $24.4 million as of June 30, 2022 consist of definite-lived trade names, customer relationships, and software applications. Other intangible assets are related to the acquisition of Century. See Note 10 for more information on how the amount of other intangible assets was calculated. Other intangible assets are amortized over their estimated 8 to 20-year useful lives.
Note 9. Debt
The Company’s debt as of June 30, 2022, and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Secured Credit Facility:
Revolving credit facility	$69,000	$—
Term Loan	336,875	350,000
Delayed Draw Term Loan (DDTL)	100,000	—
Total debt on credit facility	505,875	350,000
Add: Interest rate caplet liability	3,504	—
Less: Debt issuance costs	(7,284)	(8,478)
Total debt, net of debt issuance costs	502,095	341,522
Less: Current maturities	(23,460)	(17,500)
Total debt, net of current maturities	$478,635	$324,022
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
The additional term loan facility is available for borrowings until October 21, 2023. The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged. The Company incurred $4.3 million in debt issuance costs associated with Amendment No. 2, of which $4.2 million was capitalized and is being amortized over the remaining life of the Credit Agreement.
As of June 30, 2022, there remained approximately $381 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2022, the weighted-average interest rate was approximately 3.2%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) LIBOR (50 bps floor) plus a margin up to 2.75%, at the option of the Company.
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
The Company was in compliance with all debt covenants as of June 30, 2022 and expects to remain in compliance for the next 12 months.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of the Company's interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt. The Company recognized an unrealized gain on the change in fair value of the interest rate caplets of $1.9 million and $6.8 million, net of income taxes, for the three and six months ended June 30, 2022. For more information on how the Company determines the fair value of the caplets, see Note 13.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 10. Business and Asset Acquisitions
2022 Business Acquisitions
On June 1, 2022, the Company completed its previously announced acquisition of all of the outstanding equity interests of Century pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”), dated March 2, 2021, by and among Century, the shareholders of Century, and the Company. Century is Montana’s largest gaming operator and a leader in the Nevada gaming market as well as a manufacturer of gaming terminals.
The acquisition aggregate purchase consideration transferred totaled $164.3 million, which included: i) a cash payment made at closing of $45.5 million to the equity holders of Century; ii) repayment of $113.2 million of Century's indebtedness; and iii) 515,622 shares of the Company’s Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from the Company’s revolving credit facility and delayed draw term loan facility under the Credit Agreement.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of location contracts, inventory, property and equipment, and final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $53.3 million has been recorded as goodwill. The Century acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Century's operations, industry and workforce. Management integrated Century into its existing business structure, which is comprised of a single reporting unit.
The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$158,681
Fair value of stock issued	5,584
Total consideration	$164,265
Cash and cash equivalents	$33,229
Prepaid expenses	1,563
Accounts receivable	4,394
Inventories	6,441
Income taxes receivable	189
Other current assets	475
Property and equipment	29,302
Location contracts acquired	40,400
Other intangible assets	24,400
Accounts payable and other accrued expenses	(10,766)
Accrued compensation and related expenses	(1,626)
Other long-term liabilities	(446)
Deferred income tax liability	(16,582)
Net assets acquired	$110,974
Goodwill	$53,291

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company incurred $0.3 million in acquisition related costs that are included in other operating expenses within the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2022.
The results of operations for Century are included in the condensed consolidated financial statements of the Company from the date of acquisition. Century's acquired assets generated revenues and net income of $21.1 million and $1.0 million for both the three and six months ended June 30, 2022.
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
On December 30, 2021, the Company entered into an agreement with Rich and Junnie's Coin, Inc., an Iowa corporation, and JBCJ, Inc., also an Iowa corporation (collectively referred to as “Rich and Junnie's”), to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. Rich and Junnie's operations in Iowa and Illinois consist of the ownership and operation of amusement devices and ATMs in certain locations. Total consideration was $4.2 million of which $3.6 million was paid in cash at closing and $0.6 million was recorded in short-term consideration payable on the consolidated balance sheets as of December 31, 2021. The $0.6 million of consideration payable was paid in the first quarter of 2022. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.3 million; ii) amusement and other equipment totaling $1.3 million; iii) location contracts totaling $1.6 million; iv) cash totaling $0.6 million; and v) goodwill of $0.4 million.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2021 as if the acquisitions of Rich and Junnie's and Island had occurred as of January 1, 2020, and as if the acquisition of Century had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments. The following unaudited pro forma consolidated financial information also reflects the results of operations of the Company for the three and six months ended June 30, 2022 as if the acquisition of Century had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments.These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisitions actually taken place at their respective dates. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2021	June 30, 2021	June 30, 2022	June 30, 2022
Revenues	$272,145	$486,867	$292,644	$533,389
Net income	15,969	21,577	23,207	38,806
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
TAV	$754	$2,372	$490	$2,858
Fair Share Gaming	1,335	232	1,875	508
Family Amusement	692	1,987	677	1,944
Skyhigh	741	6,515	801	7,396
G3	413	—	414	—
Grand River	6,869	—	6,479	—
Tom's Amusements	750	—	1,491	—
AVG	371	—	371	—
Rich and Junnie's	—	—	646	—
Island	100	—	100	—
Total	$12,025	$11,106	$13,344	$12,706
Note 11. Contingent Earnout Share Liability
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
The Restricted Stock Agreement provides that LTM EBITDA and the LTM EBITDA thresholds described above will be reasonably adjusted upwards or downwards, as applicable, by the Company’s independent directors from time to time to take into account the anticipated effect of any acquisitions or dispositions that are, individually or in the aggregate, in excess of $40.0 million during any applicable measurement period and otherwise materially different from the annual forecast presented to the Company’s investors at the closing of the reverse capitalization and consummated by the Company. The Company expects its independent directors will consider adjustments to LTM EBITDA and the LTM EBITDA thresholds as a result of the Century acquisition.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total Private Placement Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered. As of June 30, 2022, 5,144 warrants remain outstanding.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	12,949	—	12,949	—
Total	$45,014	$—	$12,949	$32,065

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Investment in convertible notes
As described in Note 4, on July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights to convert the convertible notes into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to the Company. Accordingly, beginning in the third quarter of 2021, given the pending request for regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming regulatory approval was received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of Gold Rush by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval was not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming the Company would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. This assumption did not consider legal claims the Company may have under the convertible notes to receive the economic value of the conversion shares, even if transfer of the actual ownership interest in Gold Rush to Accel was not approved by the IGB. After the IGB Administrator’s denial of the transfer of the equity interest on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus interest accrued as of December 31, 2021. The Company has considered interest as an input to the accounting fair value for all periods and periodically revaluates its impact, if any, based on developments including the pending lawsuit against Gold Rush. For the avoidance of doubt, this fair value is less than what Accel maintains Gold Rush owes Accel under the convertible notes, but is consistent with ASC Topic 820, Fair Value Measurement. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and the Company is pursuing its legal remedies with respect to the amounts owed by Gold Rush.
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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,325	$—	$—	$17,325
Contingent earnout shares	33,692	—	33,692	—
Warrants	13	—	13	—
Total	$51,030	$—	$33,705	$17,325

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,434	$—	$—	$19,434
Contingent earnout shares	42,831	—	42,831	—
Warrants	13	—	13	—
Total	$62,278	$—	$42,844	$19,434
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
Warrants
The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three and six months ended June 30, 2022 and 2021.
Note 14. Stockholders’ Equity
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2022, the Company purchased a total of 4,115,708 shares under the plan at a total cost of $48.4 million, of which 3,414,403 shares at a cost of $39.4 million were purchased during the six months ended June 30, 2022.
Note 15. Stock-based Compensation
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
The Company granted 50,000 stock options to eligible officers and employees of the Company during the second quarter of 2022, which shall vest over a period of 4 years. Also in the second quarter of 2022, the Company issued 90,000 RSUs to certain employees, which shall vest over a period of 4 years. The estimated grant date fair value of these options and RSUs totaled $1.4 million.
Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $2.3 million and $3.9 million for the three and six months ended June 30, 2022. In comparison, stock-based compensation expense was $2.1 million and $3.7 million for the three and six months ended June 30, 2021. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $6.8 million and $11.6 million for the three and six months ended June 30, 2022, respectively. In comparison, the Company recognized income tax expense of $5.9 million and $7.8 million for the three and six months ended June 30, 2021, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 23% for both the three and six months ended June 30, 2022. In comparison, the Company's effective tax rate was 32% and 36% for the three and six months ended June 30, 2021, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.

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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate video gaming terminals (“VGTs”) within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into exclusive location agreements with the Company. In late August and early September 2012, each of the Defendant Establishments signed separate location agreements with the Company, purporting to grant it the exclusive right to operate VGTs in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the Illinois Gaming Board (“IGB”).
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
On December 18, 2020, the Company received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine the Company in the amount of $5 million. The Company filed its initial answer to the IGB’s complaint on January 11, 2021. On July 22, 2022, both parties filed motions for summary judgement.
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleges that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing. For more information on the Gold Rush convertible notes, see Note 4.
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
Given the status of the legal proceedings discussed above, the Company has determined that a legal liability was probable and recorded a loss of $1.0 million for the six months ended June 30, 2022, which is included within other expenses, net in the condensed consolidated statement of operations and other comprehensive income. The Company paid legal settlements totaling $1.6 million during the six months ended June 30, 2022 related to these legal proceedings, which includes the previously mentioned $1.0 million loss.

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
Consideration payable to the Fair Share seller was $1.6 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively. Payments to the Fair Share seller under the acquisition agreement were $1.0 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively.
Consideration payable to the G3 sellers was $0.4 million as of June 30, 2022 and December 31, 2021. There were no payments to the G3 sellers under the acquisition agreement during the six months ended June 30, 2022 and 2021.
Consideration payable to the Tom's Amusements seller was $0.8 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively. Payments to the Tom's Amusements seller under the acquisition agreement were $0.8 million during the six months ended June 30, 2022. There were no payments to the Tom's Amusements seller during the six months ended June 30, 2021.
Consideration payable to the AVG seller was $0.4 million as of June 30, 2022 and December 31, 2021. There were no payments to the AVG seller during the six months ended June 30, 2022 and 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.1 million for both the six months ended June 30, 2022 and 2021. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.
Note 19. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$22,464	$12,445	$38,252	$13,946

Basic weighted average outstanding shares of common stock	92,328	93,617	92,484	93,452
Dilutive effect of stock-based awards for common stock	673	1,051	711	930
Diluted weighted average outstanding shares of common stock	93,001	94,668	93,195	94,382

Earnings per share:
Basic	$0.24	$0.13	$0.41	$0.15
Diluted	$0.24	$0.13	$0.41	$0.15
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 5,302,040 and 5,078,745 as of June 30, 2022 and 2021, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 20. Subsequent Events
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of MADs in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS adds approximately 250 MAD locations in the greater Lincoln area. The total purchase price was approximately $12 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration is to be paid in cash if a net revenue target is achieved as of the first anniversary of the consummation of the transaction.

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
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of gaming terminals , redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. We also operate stand-alone ATMs in gaming and non-gaming locations. We have been licensed by the Illinois Gaming Board (“IGB”) since 2012, received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020, and holds a license from the Pennsylvania Gaming Control Board since November 2020. On December 30, 2021, one of the our consolidated subsidiaries acquired amusement and ATM operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa. On June 1, 2022, we acquired Century Gaming, Inc. (“Century”), which is a leading distributed gaming operator in the Montana and Nevada gaming markets. Century is also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets. In connection with the acquisition, Accel was granted a two-year terminal operator license by the Nevada Gaming Commission and a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. In June 2022, we became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska and commenced operations in this market. We are also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our gaming equipment and manage the entire operating process for our location partners. We also offer our location partners gaming solutions that appeal to players who patronize those businesses. We devote significant resources to location partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist location partners with regulatory applications and compliance onboarding, train location partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each location. We also provide weekly gaming revenue reports to our location partners and analyze and compare gaming results within individual location partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for our location partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance. As a result, Accel’s voluntary contract renewal rate was approximately 99% for the three-year period ended December 31, 2021.
In addition to our gaming business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, pinball machines and other related entertainment equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for its location partners. If we are presented with appropriate opportunities, we may acquire other additional businesses, services, resources, or assets, including hospitality operations, that are accretive to our core gaming business.

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
A surge of COVID-19 infections occurred in the fall of 2020, as the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the location. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 181 gaming days (or 10% of gaming days) during the six months ended June 30, 2021. In light of these events and their effect on the Company’s employees and location partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations by furloughing idle staff as appropriate and deferring certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the six months ended June 30, 2021.
While variants of COVID-19 continue to impact infection rates and the healthcare system, it is possible that the regulating bodies or the states in which we operate may order future shutdowns, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to COVID-19 and its related variants. For example, under the guidelines provided by the Illinois Department of Health and Governor’s office, the IGB has been closely monitoring Illinois' COVID-19 related statistics including the positivity rate, hospital admissions, and hospital bed availability in each region of the state. As such, there may be additional operational and financial impacts on the business from future resurgences of COVID-19 and its variant strains, which we cannot reasonably anticipate.
Century Acquisition
On June 1, 2022, we completed our previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation. The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the three and six months ended June 30, 2022 includes the results of Century from the date of acquisition.
Components of Performance
Revenues
Net gaming. Net gaming revenue represents net cash received from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by our location partners and is recognized at the time of gaming play.
Amusement. Amusement revenue represents amounts collected from amusement devices operated at our various location partners and is recognized at the point the amusement device is used.
Manufacturing. Manufacturing revenue represents sales of gaming terminals by Grand Vision Gaming, a wholly-owned subsidiary of Century, which is a designer and manufacturer of Class III gaming terminals.

ATM fees and other revenue. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction.
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net video gaming revenue that is payable to the local jurisdiction, (ii) licenses, permits and other fees required for the operation of gaming terminals and other equipment, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) costs associated with the sale of gaming terminals.
General and administrative. General and administrative expenses consist of operating expense and general and administrative (“G&A”) expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and gaming terminals. G&A expense includes payroll and related expense for account managers, business development managers, marketing, and other corporate personnel. In addition, G&A includes marketing, information technology, insurance, rent and professional fees.
Depreciation and amortization of property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized over the shorter of the useful life or the lease.
Amortization of route and customer acquisition costs and location contracts acquired. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and the locations in the states we serve, which allow us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest expense, net also consists of interest income on the convertible notes from Gold Rush that bore interest at the greater of 3% per annum or Accel's borrowing rate on its credit facility through December 31, 2021, as well as interest expense on the interest rate caplets.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended June 30, 2022 and 2021:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021	Change ($)	Change (%)
Revenues:
Net gaming	$218,423	$194,434	$23,989	12.3%
Amusement	4,693	4,279	414	9.7%
Manufacturing	919	—	919	N/A
ATM fees and other revenue	3,834	3,261	573	17.6%
Total net revenues	227,869	201,974	25,895	12.8%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	155,431	135,772	19,659	14.5%
General and administrative	32,719	26,113	6,606	25.3%
Depreciation and amortization of property and equipment	6,598	6,313	285	4.5%
Amortization of route and customer acquisition costs and location contracts acquired	3,574	6,162	(2,588)	(42.0)%
Other expenses, net	2,232	2,687	(455)	(16.9)%
Total operating expenses	200,554	177,047	23,507	13.3%
Operating income	27,315	24,927	2,388	9.6%
Interest expense, net	3,791	3,376	415	12.3%
(Gain) loss on change in fair value of contingent earnout shares	(5,722)	3,182	(8,904)	(279.8)%
Income before income tax expense	29,246	18,369	10,877	59.2%
Income tax expense	6,782	5,924	858	14.5%
Net income	$22,464	$12,445	$10,019	80.5%

Revenues
Total revenues for the three months ended June 30, 2022 were $227.9 million, an increase of $25.9 million, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $24.0 million, manufacturing revenue of $0.9 million, an increase in amusement revenue of $0.4 million, and an increase in ATM fees and other revenue of $0.6 million. Net gaming revenues for the three months ended June 30, 2022 reflected an increase in gaming terminals and locations. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended June 30,
	2022	2021
Net revenues by state:
Illinois	$205,962	$200,878
Nevada	8,920	—
Montana	10,825	—
Other	2,162	1,096
Total net revenues	$227,869	$201,974
Cost of revenue
Cost of revenue for the three months ended June 30, 2022 was $155.4 million, an increase of $19.7 million, compared to the prior-year period, driven by higher revenue.
General and administrative
General and administrative expenses for the three months ended June 30, 2022 were $32.7 million, an increase of $6.6 million, or 25.3%, compared to the prior-year period. General and administrative expenses for the three months ended June 30, 2022 reflected higher payroll-related costs as we continue to grow our operations, as well as higher fuel expense and professional fees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2022 was $6.6 million, an increase of $0.3 million, or 4.5%, compared to the prior-year period due to an increased number of locations and gaming terminals, partially offset by us extending the useful lives of our gaming terminals and equipment from 10 years to 13 years.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the three months ended June 30, 2022 was $3.6 million, a decrease of $2.6 million, or 42.0%, compared to the prior-year period due to us extending the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $2.7 million for the three months ended June 30, 2022. This decrease was partially offset by an increase in location contracts acquired.
Other expenses, net
Other expenses, net for the three months ended June 30, 2022 were $2.2 million, a decrease of $0.5 million, or 16.9%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by higher non-recurring expenses relating to lobbying efforts and new market development.

Interest expense, net
Interest expense, net for the three months ended June 30, 2022 was $3.8 million, an increase of $0.4 million, or 12.3%, compared to the prior-year period primarily due to an increase in average outstanding debt, partially offset by lower interest rates. For the three months ended June 30, 2022, the weighted average interest rate was approximately 2.9% compared to a rate of approximately 3.3% for the prior year period.
(Gain) loss on change in fair value of contingent earnout shares
Gain on the change in fair value of contingent earnout shares for the three months ended June 30, 2022 was $5.7 million, an increase of $8.9 million, or 279.8%, compared to the prior year, which had a loss of $3.2 million. The increase was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended June 30, 2022 was $6.8 million, an increase of $0.9 million, or 14.5%, compared to the prior-year period. The effective tax rate for the three months ended June 30, 2022 was 23.2% compared to 32.2% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes Accel’s results of operations on a consolidated basis for the six months ended June 30, 2022 and 2021:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021	Change ($)	Change (%)
Revenues:
Net gaming	$406,885	$334,898	71,987	21.5%
Amusement	9,683	8,328	1,355	16.3%
Manufacturing	919	—	919	N/A
ATM fees and other revenue	7,273	5,817	1,456	25.0%
Total net revenues	424,760	349,043	75,717	21.7%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	288,051	234,663	53,388	22.8%
General and administrative	63,838	50,588	13,250	26.2%
Depreciation and amortization of property and equipment	12,439	12,302	137	1.1%
Amortization of route and customer acquisition costs and location contracts acquired	7,122	12,268	(5,146)	(41.9)%
Other expenses, net	4,788	4,740	48	1.0%
Total operating expenses	376,238	314,561	61,677	19.6%
Operating income	48,522	34,482	14,040	40.7%
Interest expense, net	7,792	6,720	1,072	16.0%
(Gain) loss on change in fair value of contingent earnout shares	(9,139)	5,979	(15,118)	(252.9)%
Income before income tax expense	49,869	21,783	28,086	128.9%
Income tax expense	11,617	7,837	3,780	48.2%
Net income	$38,252	$13,946	$24,306	174.3%
`

Revenues
Total revenues for the six months ended June 30, 2022 were $424.8 million, an increase of $75.7 million, or 21.7%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $72.0 million, or 21.5%, an increase in amusement revenue of $1.4 million, or 16.3%, and an increase in ATM fees and other revenue of $1.5 million, or 25.0%, and manufacturing revenue of $0.9 million. Increase in net gaming revenue was attributable to the prior year IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak, which impacted 18 of the 181 gaming days (or 10% of gaming days) during the six months ended June 30, 2021. The increase in net gaming revenues for the six months ended June 30, 2022, also reflected an increase in gaming terminals and locations, as well as an increase in location hold-per-day. Net revenues by state are presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net revenues by state:
Illinois	$400,821	$347,006
Nevada	8,920	—
Montana	10,825	—
All other	4,194	2,037
Total net revenues	$424,760	$349,043
Cost of revenue
Cost of revenue for the six months ended June 30, 2022 was $288.1 million, an increase of $53.4 million, or 22.8%, compared to the prior-year period due primarily to higher revenues.
General and administrative
General and administrative expenses for the six months ended June 30, 2022 were $63.8 million, an increase of $13.3 million, or 26.2%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the six months ended June 30, 2022 also reflected higher payroll-related costs as we continued to grow our operations, as well as higher fuel expense and professional fees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2022 was $12.4 million, an increase of $0.1 million, or 1.1%, compared to the prior-year period due to an increased number of locations and gaming terminals, partially offset by us extending the useful lives of our gaming terminals and equipment from 10 years to 13 years. The impact of this change in estimate was a decrease in depreciation expense of $2.5 million for the six months ended June 30, 2022.
Amortization of route and customer acquisition costs and location contracts acquired
Amortization of route and customer acquisition costs and location contracts acquired for the six months ended June 30, 2022 was $7.1 million, a decrease of $5.1 million, or 41.9%, compared to the prior-year period due to us extending the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $5.4 million for the six months ended June 30, 2022. This decrease was partially offset by an increase in location contracts acquired.

Other expenses, net
Other expenses, net for the six months ended June 30, 2022 were $4.8 million, and were flat compared to the prior-year period due to a $1.0 million loss associated with a legal settlement and higher non-recurring expenses relating to lobbying efforts and new market development, offset by lower fair value adjustments associated with the revaluation of contingent consideration liabilities.
Interest expense, net
Interest expense, net for the six months ended June 30, 2022 was $7.8 million, an increase of $1.1 million, or 16.0%, compared to the prior-year period primarily due to an increase in average outstanding debt, partially offset by lower interest rates. The weighted average interest rate was approximately 3.2% for the six months ended June 30, 2022 compared to 3.3% in the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
Gain on the change in fair value of contingent earnout shares for the six months ended June 30, 2022 was $9.1 million, compared to the prior-year period, which had a loss of $6.0 million. The changes in fair value are primarily due to the change in the market value of our Class A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the six months ended June 30, 2022 was $11.6 million, an increase of $3.8 million, or 48.2%, compared to the prior-year period. The effective tax rate for the six months ended June 30, 2022 was 23.3% compared to 36.0% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.
Key Business Metrics
We use statistical data and comparative information commonly used in the gaming industry to monitor the performance of the business, none of which are prepared in accordance with GAAP, and therefore should not be viewed as indicators of operational performance. Our management uses this information for financial planning, strategic planning and employee compensation decisions. The key indicators include:
•Number of locations;
•Number of gaming terminals
We also periodically review and revise our business metrics to reflect changes in our business. As result of the Century acquisition, our operations have expanded significantly and we have entered into new markets that are subject to different regulatory regimes, competitive dynamics and other regional factors and conditions. As a result, we have determined to no longer report average remaining contract term (years) and location hold-per-day.
Number of locations
The number of locations is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from organic openings, purchased locations, and competitor conversions. Competitor conversions occur when a location chooses to change terminal operators.

In January 2022, the IGB began enforcing the 72-hour rule. The 72-hour rule requires terminal operators to disconnect and remove their equipment from a location if there is no activity for 72 hours. In the past, we could leave our equipment if a location was temporarily closed for repairs, remodeling or an ownership change. In addition, if a location went out of business, we could remove our equipment at our convenience. The 72-hour rule accelerated all planned removals for the next several months. As a result, 30 Illinois locations were impacted by the 72-hour rule during the first quarter of 2022. This did not materially impact gaming revenue but reduced our reported number of locations in Illinois.
The following table sets forth information with respect to our primary locations:

	As of June 30,		Increase / (Decrease)
	2022	2021	Change $	Change %
Illinois	2,572	2,527	45	1.8%
Montana	585	—	N/A	N/A
Nevada	332	—	N/A	N/A
Total locations	3,489	2,527
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
As a result of the previously mentioned 72-hour rule, we removed approximately 150 gaming terminals in Illinois during the first quarter of 2022. The removals did not materially impact gaming revenue but reduced our reported number of gaming terminals.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of June 30,		Increase / (Decrease)
	2022	2021	Change $	Change %
Illinois	13,801	13,177	624	4.7%
Montana	5,742	—	N/A	N/A
Nevada	2,585	—	N/A	N/A
Total gaming terminals	22,128	13,177
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$22,464	$12,445	$38,252	$13,946
Adjustments:
Amortization of route and customer acquisition costs and location contracts acquired (1)	3,574	6,162	7,122	12,268
Stock-based compensation (2)	2,281	2,148	3,886	3,741
(Gain) loss on change in fair value of contingent earnout shares (3)	(5,722)	3,182	(9,139)	5,979
Other expenses, net (4)	2,232	2,687	4,788	4,740
Tax effect of adjustments (5)	(2,313)	(892)	(4,788)	(3,885)
Adjusted net income	22,516	25,732	40,121	36,789
Depreciation and amortization of property and equipment	6,598	6,313	12,439	12,302
Interest expense, net	3,791	3,376	7,792	6,720
Emerging markets (6)	716	746	1,201	1,263
Income tax expense	9,095	6,816	16,405	11,722
Adjusted EBITDA	$42,716	$42,983	$77,958	$68,796
(1) Amortization of route and customer acquisition costs and location contracts acquired consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business combination. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of route and customer acquisition costs and location contracts acquired” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired.
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
Adjusted EBITDA for the three months ended June 30, 2022 was $42.7 million, which was essentially flat compared to the prior-year period. Adjusted EBITDA for the six months ended June 30, 2022 was $78.0 million, an increase of $9.2 million, or 13.3%, compared to the prior-year period. The increase in performance for the six months ended was attributable to an increase in the number of locations, gaming terminals, and location hold-per-day, and the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak that had a significant impact on our performance in the prior-year period.

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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of June 30, 2022, Accel had $220.2 million in cash and cash equivalents.
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
The additional term loan facility is available for borrowings until October 21, 2023. The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged.
As of June 30, 2022, there remained approximately $381 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of June 30, 2022, the weighted-average interest rate was approximately 3.2%.
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
We were in compliance with all debt covenants as of June 30, 2022. Given our assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
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
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$41,211	$54,158
Net cash used in investing activities	(137,267)	(13,758)
Net cash provided by financing activities	117,438	3,657

Net cash provided by operating activities
For the six months ended June 30, 2022, net cash provided by operating activities was $41.2 million, a decrease of $12.9 million over the comparable period primarily due to lower working capital adjustments.

Net cash used in investing activities
For the six months ended June 30, 2022, net cash used in investing activities was $137.3 million, an increase of $123.5 million over the comparable period and was primarily attributable to higher business and asset acquisitions and purchases of property and equipment.
Net cash provided by financing activities
For the six months ended June 30, 2022, net cash provided by financing activities was $117.4 million, an increase of $113.8 million over the comparable period due to an increase in borrowings to finance our business and asset acquisitions, partially offset by repurchases of our Class A-1 common stock of $36.9 million under our share repurchase program.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses. In connection with the Century acquisition in this current quarter we note the following:

Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which Accel obtains operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets acquired by Accel and the liabilities assumed by Accel, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations and comprehensive income (loss) as other expenses, net. Location contract intangibles are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue and costs projections and other assumptions such as estimated attrition rates and discount rates. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. The relevance of this policy and the described methods and assumptions vary from period to period depending on the volume of applicable acquisitions occurring.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, Illinois gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at our location partners, and higher in cold weather between February and April, when players will typically spend more time indoors at our location partners. Holidays, vacation seasons, and sporting events may also cause our results to fluctuate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact Accel’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.

Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $505.9 million as of June 30, 2022. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $5.1 million annually, assuming the balance outstanding under Accel’s credit facility remained at $505.9 million. In order to protect against higher interest rates in the future on its credit facility, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR.
Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2022, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 were still present as of June 30, 2022 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
On December 18, 2020, we received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine us in the amount of $5 million. We filed our initial answer to the IGB’s complaint on January 11, 2021. On July 22, 2022, both parties filed motions for summary judgement.
On March 9, 2022, we filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint seeks damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The lawsuit is publicly available. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against us. The lawsuit alleges that we tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing. For more information on the Gold Rush convertible notes, see Note 4 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Given the status of the legal proceedings discussed above, the Company determined that a legal liability was probable and recorded a loss of $1.0 million for the six months ended June 30, 2022, and is included within other expenses, net in the condensed consolidated statements of operations and other comprehensive income. The Company paid legal settlements totaling $1.6 million during the six months ended June 30, 2022 related to these legal proceedings.
ITEM 1A. RISK FACTORS
Except for as set forth below, there have been no material changes in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Related to Our Business and Industry
Accel’s ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by Accel or its stakeholders in obtaining or maintaining required licenses or approvals.
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
Accel may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect its operations and ability to retain key employees. If Accel fails to obtain a license required in a particular jurisdiction for games and gaming terminals, hardware or software or have such license revoked, it will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by Accel to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if Accel’s license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, its ability to obtain or maintain a license in Montana, Nevada, Nebraska, Pennsylvania, Georgia may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and Accel fails to seek or does not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
For example, Accel has received a terminal operator license from the Pennsylvania Gaming Control Board (the “PA Board”). While Accel does not expect that the composition of the PA Board will change prior to the next Pennsylvania gubernatorial election in 2022, there can be no assurances with respect thereto, and any changes in composition to the PA Board could alter existing interpretations or enforcement of the Pennsylvania Gaming Act. In Illinois, Accel was granted its original license to conduct business as a terminal operator by the Illinois Gaming Board (the “IGB”) in 2012, and has most recently had its license renewed in June 2020, retroactive to March 2020 for a period of one year. The Company was also granted a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. Additionally, in Nevada, Accel was granted a two-year terminal operator license from the Nevada Gaming Commission (the “NGC”) in June 2022. This license will be up for renewal in June 2024. Renewal of each of the Illinois license and the Nevada license is subject to, among other things, continued satisfaction of suitability requirements.
In addition to any licensing requirements, all of Accel’s location partners are required to be licensed, and delays in or failure to obtain approvals of these licenses may adversely affect results of operations, cash flows and financial condition. Accel and certain of its affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of equity securities), directors, officers and key employees are subject to extensive background investigations, personal and financial disclosure obligations and suitability standards in its businesses. Certain jurisdictions may require the same from Accel’s lenders or key business partners. The failure of these individuals and business entities to submit to such background checks and provide required disclosure, or delayed review or denial of application resulting from such submissions, could jeopardize Accel’s ability to obtain or maintain licensure in such jurisdictions. Any delay, difficulty, or failure by any of Accel’s major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact its licensure in other jurisdictions, which can ultimately negatively affect opportunities for growth. In addition, the failure of Accel’s officers, directors, key employees or business partners, equity holders, or lenders to obtain or maintain licenses in one or more jurisdictions may require Accel to modify or terminate its relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction. The licensing procedures and background investigations of the authorities that regulate Accel’s businesses may inhibit potential investors from becoming significant stockholders, inhibit existing stockholders from retaining or increasing their ownership, or inhibit existing stockholders from selling their shares to potential investors who are found unsuitable to hold Accel stock by gaming authorities or whose stock ownership may adversely affect Accel’s ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority.
Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics, pandemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect Accel’s business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, rising interest rates and labor shortages, or inflation or stagflation, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. The difficulty or inability of location partners to generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Accel’s revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at location partners and may result in fewer players visiting location partners, reduced play levels, and lower amounts spent per visit, adversely affecting Accel’s results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting location partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, such as the COVID-19 outbreak and its variants, inflation, stagflation, rising interest rates or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on Accel.
Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all.
Accel’s future success and growth depend in large part on the successful addition of new locations as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was granted a license as a terminal operator in November 2020 but has not commenced gaming operations as of December 31, 2021; Georgia, where Accel acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee, in July 2020, and Island Games, Inc., a southern Georgia amusement operator in May 2021; Iowa, where Accel recently acquired the amusement and ATM assets of the affiliated companies, Rich and Junnie's Inc. and JBCJ, Inc.; Montana and Nevada, where Accel acquired all of the outstanding equity interests of Century Gaming Inc. (“Century”) in June 2022; and Nebraska, where Accel acquired substantially all of the mechanical amusement device and ATM asses of VVS, Inc. in August 2022. These markets are newer to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its location partners in order to execute this strategy. There can be no assurance that video gaming will have success with new location partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania, Georgia, Nebraska and Iowa. In addition, it is possible that Accel will not be able to commence operations in the Pennsylvania market due to regulatory or other concerns. See “Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs gaming terminals and amusement devices in location primarily in Illinois. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
•changes in local or regional economic conditions and unemployment rates;
•changes in local and state laws and regulations, including gaming laws and regulations;
•a decline in the number of residents in or near, or visitors to, location partners;
•changes in the local or regional competitive environment; and
•adverse weather conditions and natural disasters (including weather or road conditions that limit access to locations).
Accel largely depends on local markets of each location for players. Local competitive risks and the failure of location partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect Accel’s business. As a result of the geographic concentration of Accel’s businesses, it faces a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois is more severely impacted by any such adverse condition, as compared to other areas in the United States. Accel is subject to similar concentration risks in Georgia, Iowa, Montana and Nevada, and if Accel is successful in expanding its operations into Pennsylvania, Nebraska or other gaming jurisdictions, it may also face similar concentration risk there.
Accel’s failure to successfully integrate its business with Century could materially adversely affect its business, and Accel may not realize the full benefits of the Century Acquisition.
Accel’s ability to realize the anticipated benefits of its June 2022 acquisition of Century Gaming, Inc. (the “Century Acquisition”), will depend, to a large extent, on its ability to successfully integrate our business with the business we acquired. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with Century’s business include:
•the difficulty in integrating Century’s business and operations in an efficient and effective manner;
•the challenges in achieving strategic objectives and other benefits expected from the Century Acquisition;
•the diversion of management’s attention from day-to-day operations;
•additional demands on management related to the increased size and scope of our company following the Century Acquisition;
•the assimilation of employees and the integration of different business cultures;
•challenges in attracting and retaining key personnel;
•the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•challenges in keeping existing customers and obtaining new customers; and
•challenges in combining sales and marketing activities.
There is no assurance that Accel will successfully or cost-effectively integrate with Century, and the costs of achieving systems integration may substantially exceed Accel’s current estimates. Issues that arise during this process may divert management’s attention away from Accel’s day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact Accel’s relationships with customers, suppliers, employees and other constituencies. Combining Accel and Century’s different systems, technology, networks and business practices could be more difficult and time consuming than Accel anticipated, and could result in additional unanticipated expenses. Accel and Century’s combined results of operations could also be adversely affected by any issues Accel discovers that were attributable to operations of the Century entities that arose before the acquisition. Moreover, as a non-public company at the time of the acquisition, Century did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for Century into compliance with those requirements may cause Accel to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of the combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Accel’s business could suffer and its results of operations and financial condition may be harmed.
Risks Related to Compliance and Regulatory Matters
Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.
Accel is subject to the rules, regulations, and laws applicable to gaming, including, but not limited to, the Illinois Video Gaming Act, the Pennsylvania Gaming Act, the Georgia Lottery for Education Act, the Montana Video Gaming Control Act, and the Nevada Gaming Control Act. These gaming laws and related regulations are administered by the IGB, PA Board, the Georgia Lottery Corporation (the “GLC”), the Montana Department of Justice, Gambling Control Division and the NGC, respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:
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
Although Accel plans to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that Accel will do so, and that law enforcement or gaming regulatory authorities will not seek to restrict Accel’s business in their jurisdictions or institute enforcement proceedings if Accel is not compliant. For example, Accel is currently involved in an administrative hearing process with the IGB related to certain alleged violations of the Video Gaming Act and related rules. See “Legal Proceedings” for more information. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on its ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against Accel or seize certain assets if Accel violates gaming regulations. Accel’s reputation may also be damaged by any legal or regulatory investigation, regardless of whether Accel is ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Pennsylvania, Georgia, Montana, Nevada or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, in June 2019, the Illinois legislature approved a gaming expansion bill that, in addition to providing for an increased number of possible gaming venues, also increases Illinois state tax on gaming revenue. Additionally, membership changes within regulatory agencies could impact operations. The IGB in particular has experienced significant personnel changes since the commencement of Accel’s gaming terminal operations in 2012. Changes in the composition of the IGB can impact current rules, regulations, policies, enforcement trends and overall agendas of the IGB.
Risks Related to Our Common Stock
Holders of common stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
Holders of common stock are subject to certain gaming regulations. In Illinois, Georgia, Pennsylvania, Nevada and other regulated gaming jurisdictions, gaming laws can require any holder of common stock to be disclosed, file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming laws in Illinois, Georgia, Pennsylvania, Montana, Nevada and other regulated gaming jurisdictions also require any person who acquires beneficial ownership of more than 5% of voting securities of a gaming company to notify the gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. For any cause deemed reasonable by the gaming authorities, subject to certain administrative proceeding requirements, gaming regulators in Illinois, Pennsylvania, Montana, Nevada or elsewhere would have the authority to (i) deny any application; (ii) limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval, including revoking any licenses held by Accel to conduct business in the state or (iii) fine any person licensed, registered, or found suitable or approved. Any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold, directly or indirectly, the beneficial ownership of any voting security or beneficial or record ownership of any non-voting security or any debt security of any public corporation that is registered with the gaming authority beyond the time prescribed by the gaming authority. A finding of unsuitability by a particular gaming authority in Illinois, Pennsylvania, Montana, Nevada or elsewhere will impact that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.

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
The following table provides the shares purchased under the share repurchase program in the second quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

April 2022	485,194	$12.19	2,274,489	$171.2

May 2022	697,481	$10.64	2,971,970	$163.7

June 2022	1,143,738	$10.63	4,115,708	$151.6
Total	2,326,413
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

ACCEL ENTERTAINMENT, INC.

Date: August 9, 2022	By:	/s/ Mathew Ellis
Mathew Ellis Chief Financial Officer