Form 10-Q
period 2022-09-30
Accel Entertainment, Inc.
filed 2022-11-08
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 4, 2022, there were 87,467,078 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net gaming	$255,606	$186,017	$662,491	$520,915
Amusement	4,860	4,010	14,543	12,338
Manufacturing	2,489	—	3,408	—
ATM fees and other	4,012	3,324	11,285	9,141
Total net revenues	266,967	193,351	691,727	542,394
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	185,878	129,739	473,164	364,402
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	1,656	—	2,421	—
General and administrative	39,796	28,053	103,634	78,641
Depreciation and amortization of property and equipment	8,136	6,518	20,575	18,820
Amortization of intangible assets and route and customer acquisition costs	5,156	6,221	12,278	18,489
Other expenses, net	3,106	4,173	7,894	8,913
Total operating expenses	243,728	174,704	619,966	489,265
Operating income	23,239	18,647	71,761	53,129
Interest expense, net	6,239	3,016	14,031	9,736
(Gain) loss on change in fair value of contingent earnout shares	(10,358)	888	(19,497)	6,867
Income before income tax expense	27,358	14,743	77,227	36,526
Income tax expense	4,914	3,936	16,531	11,773
Net income	$22,444	$10,807	$60,696	$24,753
Net income per common share:
Basic	$0.25	$0.11	$0.66	$0.26
Diluted	0.25	0.11	0.66	0.26
Weighted average number of shares outstanding:
Basic	89,992	94,004	91,299	93,607
Diluted	90,528	94,728	91,945	94,469

Comprehensive income
Net income	$22,444	$10,807	$60,696	$24,753
Unrealized (loss) gain on investment in convertible notes (net of income taxes of $(126) and $2,135, respectively)	—	(315)	—	5,358
Unrealized gain on interest rate caplets (net of income taxes of $2,317 and $5,011, respectively)	5,925	—	12,696	—
Comprehensive income	$28,369	$10,492	$73,392	$30,111
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$212,063	$198,786
Accounts receivable, net	8,854	5,121
Income taxes receivable	1,502	—
Inventories	6,873	—
Prepaid expenses	7,827	6,998
Interest rate caplets	6,893	—
Investment in convertible notes	32,065	32,065
Other current assets	7,630	5,025
Total current assets	283,707	247,995
Property and equipment, net	206,767	152,251
Other noncurrent assets:
Route and customer acquisition costs, net	17,769	15,913
Location contracts acquired, net	189,382	150,672
Goodwill	99,490	46,199
Other intangible assets, net	23,588	—
Interest rate caplets, net of current	14,048	—
Other assets	3,598	3,043
Total other noncurrent assets	347,875	215,827
Total assets	$838,349	$616,073
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$23,463	$17,500
Current portion of route and customer acquisition costs payable	3,040	2,079
Accrued location gaming expense	5,763	3,969
Accrued state gaming expense	15,736	11,441
Accounts payable and other accrued expenses	21,596	14,616
Accrued compensation and related expenses	10,228	8,886
Current portion of consideration payable	12,854	13,344
Total current liabilities	92,680	71,835
Long-term liabilities:
Debt, net of current maturities	497,976	324,022
Route and customer acquisition costs payable, less current portion	4,285	3,953
Consideration payable, less current portion	4,377	12,706
Contingent earnout share liability	23,334	42,831
Warrant and other long-term liabilities	17	17
Deferred income tax liability	34,798	2,248
Total long-term liabilities	564,787	385,777
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,434,865 shares issued and 88,569,672 shares outstanding at September 30, 2022; 94,111,868 shares issued and 93,410,563 shares outstanding at December 31, 2021	9	9
Additional paid-in capital	192,314	187,656
Treasury stock, at cost	(64,612)	(8,983)
Accumulated other comprehensive income	12,696	—
Accumulated earnings (deficit)	40,475	(20,221)
Total stockholders' equity	180,882	158,461
Total liabilities and stockholders' equity	$838,349	$616,073
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings (Deficit)	Equity
Balance, January 1, 2022	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	(1,087,990)	—	—	(1,087,990)	(13,934)	—	—	(13,934)
Stock-based compensation	—	—	1,605	—	—	—	—	1,605
Exercise of stock-based awards	161,969	—	38	—	—	—	—	38
Unrealized gain on interest rate caplets	—	—	—	—	—	4,864	—	4,864
Net income	—	—	—	—	—	—	15,788	15,788
Balance, March 31, 2022	92,484,542	9	189,299	(1,789,295)	(22,917)	4,864	(4,433)	166,822
Repurchase of common stock	(2,326,413)	—	—	(2,326,413)	(25,498)	—	—	(25,498)
Reissuance of treasury stock in business combination	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	2,281	—	—	—	—	2,281
Exercise of stock-based awards	85,580	—	315	—	—	—	—	315
Unrealized gain on interest rate caplets	—	—	—	—	—	1,907	—	1,907
Net income	—	—	—	—	—	—	22,464	22,464
Balance, June 30, 2022	90,759,331	9	191,190	(3,600,086)	(42,126)	6,771	18,031	173,875
Repurchase of common stock	(2,265,107)	—	—	(2,265,107)	(22,486)	—	—	(22,486)
Stock-based compensation	—	—	1,070	—	—	—	—	1,070
Exercise of stock-based awards	75,448	—	54	—	—	—	—	54
Unrealized gain on interest rate caplets	—	—	—	—	—	5,925	—	5,925
Net income	—	—	—	—	—	—	22,444	22,444
Balance, September 30, 2022	88,569,672	$9	$192,314	(5,865,193)	$(64,612)	$12,696	$40,475	$180,882

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

(In thousands, except shares)				Accumulated
	Class A-1		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	93,379,508	$9	$179,549	$93	$(51,780)	$127,871
Stock-based compensation	—	—	1,593	—	—	1,593
Unrealized gain on investment in convertible notes	—	—	—	469	—	469
Net income	—	—	—	—	1,501	1,501
Balance, March 31, 2021	93,379,508	9	181,142	562	(50,279)	131,434
Exercise of common stock options	281,245	—	685	—	—	685
Stock-based compensation	—	—	2,148	—	—	2,148
Unrealized gain on investment in convertible notes	—	—	—	5,204	—	5,204
Net income	—	—	—	—	12,445	12,445
Balance, June 30, 2021	93,660,753	9	183,975	5,766	(37,834)	151,916
Exercise of common stock options	381,588	—	770	—	—	770
Stock based compensation	—	—	966	—	—	966
Unrealized gain on investment in convertible notes	—	—	—	(315)	—	(315)
Net income	—	—	—	—	10,807	10,807
Balance, September 30, 2021	94,042,341	$9	$185,711	$5,451	$(27,027)	$164,144
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$60,696	$24,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,575	18,820
Amortization of intangible assets and route and customer acquisition costs	12,278	18,489
Amortization of debt issuance costs	1,652	1,514
(Gain) loss on change in fair value of contingent earnout shares	(19,497)	6,867
Stock-based compensation	4,956	4,707
(Gain) on disposal of property and equipment	(706)	(96)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	410	326
Remeasurement of contingent consideration	(1,992)	3,679
Payments on consideration payable	(2,282)	(666)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,991	1,904
Deferred income taxes	10,958	6,186
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(605)	(3,421)
Accounts receivable, net	661	—
Inventories	(432)	—
Income taxes receivable	(1,314)	2,618
Route and customer acquisition costs	(3,170)	(2,153)
Route and customer acquisition costs payable	1,115	(354)
Accounts payable and accrued expenses	(6,205)	(4,677)
Accrued compensation and related expenses	(284)	1,826
Other assets	(555)	(60)
Net cash provided by operating activities	78,250	80,262
Cash flows from investing activities:
Purchases of property and equipment	(32,978)	(18,767)
Proceeds from the sale of property and equipment	1,735	806
Business and asset acquisitions, net of cash acquired	(137,628)	(3,259)
Net cash used in investing activities	(168,871)	(21,220)
Cash flows from financing activities:
Payments on term loan	(17,500)	(9,000)
Proceeds from delayed draw term loans	100,000	—
Payments on delayed draw term loans	(2,500)	(4,688)
Proceeds from line of credit	99,000	47,000
Payments on line of credit	(4,000)	(47,000)
Payments for repurchase of common stock	(61,917)	—
Payments on interest rate caplets	(633)	—
Proceeds from exercise of stock options and warrants	407	1,455
Payments on consideration payable	(8,892)	(1,377)
Tax withholding on share-based payments	(67)	—
Net cash provided by (used in) financing activities	103,898	(13,610)
Net increase in cash and cash equivalents	13,277	45,432
Cash and cash equivalents:
Beginning of period	198,786	134,451
End of period	$212,063	$179,883

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$11,964	$8,818
Income taxes	$7,041	$6,307
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$8,128	$4,202
Deferred premium on interest rate caplets	$3,265	$—
Fair value of treasury stock issued in business combination	$5,584	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$179,015	$3,364
Less cash acquired	(33,270)	—
Less consideration payable	(2,533)	(105)
Less fair value of treasury stock issued	(5,584)	—
Cash purchase price	$137,628	$3,259
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States. The Company's wholly owned subsidiary, Accel Entertainment Gaming LLC, has been licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012 to be a terminal operator in the State of Illinois. Its Illinois terminal operator license allows the Company to install and operate gaming terminals in licensed video gaming locations throughout the State of Illinois as approved by individual municipalities. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company also holds a license from the Pennsylvania Gaming Control Board. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement and automated teller machines (“ATMs”) operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct such operations in Iowa. On June 1, 2022, the Company acquired Century Gaming, Inc. (“Century”), which is a leading distributed gaming operator in the Montana and Nevada gaming markets. Century is also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets. In connection with the acquisition, Accel was granted a two-year terminal operator license by the Nevada Gaming Commission and a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. In June 2022, the Company became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska and commenced operations in this market. The Company also operates redemption terminals, which also function as ATMs at its licensed video gaming locations, and amusement equipment at certain locations.
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
A surge of COVID-19 infections occurred in the fall of 2020, as the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday, November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 273 gaming days (or 7% of gaming days)

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

during the nine months ended September 30, 2021. In light of these events and their effect on the Company’s employees and licensed establishment partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations by furloughing idle staff as appropriate and deferring certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the nine months ended September 30, 2021.
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
The impact of these changes in estimate for the three and nine months ended September 30, 2022, was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Decrease to depreciation expense	$1,228	$3,685
Decrease to amortization expense	$2,770	$8,215
Increase to net income	$2,859	$8,511
Increase to net income per share	$0.03	$0.09
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
Accounts receivable: Accounts receivable represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables from third-party locations and considering a customer’s financial condition, credit history and current economic conditions. The Company generally does not charge interest on past due accounts receivable.
Inventories: Inventories consist of gaming machines for sale to third-parties, raw materials, and manufacturing supplies. Inventories are stated at the lower of average cost and net realizable value (generally, estimated selling price). Labor and overhead associated with the assembly of gaming machines for sales to third-parties are capitalized and allocated to inventory.
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
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements, and ATMs. It also generates manufacturing revenue from the sales of gaming terminals and associated software by Grand Vision Gaming, a wholly-owned subsidiary of Century, which is a designer and manufacturer of gaming terminals. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.
Manufacturing revenue represents the sale of gaming terminals and is recognized at the time the goods are delivered to the customer.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Revenue is disaggregated in the following table by the primary states in which the Company operates given the geographic economic factors that affect the revenues in the states.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues by state:
Illinois	$200,914	$192,205	$601,735	$539,211
Nevada	28,439	—	37,359	—
Montana	33,456	—	44,282	—
Other	4,158	1,146	8,351	3,183
Total net revenues	$266,967	$193,351	$691,727	$542,394
Recent accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Based on its status as an EGC, the Company expects the new standard will be effective for the Company's fiscal year beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is assessing the impact of the standard on its condensed consolidated financial statements, as well as evaluating the impact on arrangements within potential future acquisitions, including an assessment of whether certain location arrangements represent a lease transaction or contract with a customer. The impact of this determination is not expected to impact the timing or pattern of income recognition, but could impact certain presentation and disclosure.
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
Note 3. Inventories
Inventories were as follows (in thousands):

September 30, 2022
Raw materials and manufacturing supplies	$4,990
Finished products	1,883
Total inventories	$6,873
At September 30, 2022, no inventory valuation allowance was determined to be necessary.
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
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes continue to be accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income. As of the filing of the financial statements, the Gold Rush convertible notes (which the Company converted under the terms of the convertible notes to shares of common stock of Gold Rush, but the IGB has currently denied the distribution of shares to the Company) are deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments have been received. The Company has classified the entire $32.1 million accounting fair value, of the convertible notes as current on the condensed consolidated balance sheets as the Company hopes to resolve this matter within the next year. The Company did not further adjust the valuation of the convertible notes downward as the Company believes, assuming for accounting purposes that the notes have not been converted, the recorded amounts approximate the accounting fair value. If successful, the Company's legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes could be materially in excess of the current accounting fair value. The Company recognized within comprehensive income an unrealized loss of $0.3 million for the three months ended September 30, 2021 and an unrecognized gain of $5.4 million, net of income taxes, for the nine months ended September 30, 2021, related to the valuation of the convertible notes. For more information on how the Company determined the fair value of the convertible notes, see Note 13.
Note 5. Property and Equipment
Property and equipment consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Gaming terminals and equipment	$283,727	$225,692
Amusement and other equipment	25,246	18,547
Office equipment and furniture	2,375	1,731
Computer equipment and software	17,450	14,319
Leasehold improvements	6,586	4,127
Vehicles	15,221	11,518
Buildings and improvements	11,945	10,997
Land	1,143	911
Construction in progress	2,378	3,898
Total property and equipment	366,071	291,740
Less accumulated depreciation and amortization	(159,304)	(139,489)
Property and equipment, net	$206,767	$152,251

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Depreciation and amortization of property and equipment was $8.1 million and $20.6 million for the three and nine months ended September 30, 2022. In comparison, depreciation and amortization of property and equipment was $6.5 million and $18.8 million for the three and nine months ended September 30, 2021. While depreciation expense in 2022 has increased primarily due to acquisitions, a change in estimate partially offsets the increase as the Company extended the useful lives of its gaming terminals and equipment from 10 years to 13 years in the fourth quarter of 2021.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and licensed video gaming locations throughout the State of Illinois that allow the Company to install and operate video gaming terminals. When video gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $8.1 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $7.3 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively, of which approximately $3.0 million and $2.1 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The route and customer acquisition cost asset was comprised of payments made on the contracts of $17.9 million and $18.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.2 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.
Route and customer acquisition costs consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cost	$31,198	$28,902
Accumulated amortization	(13,429)	(12,989)
Route and customer acquisition costs, net	$17,769	$15,913
Amortization expense of route and customer acquisition costs was $0.3 million and $0.9 million for the three and nine months ended September 30, 2022. In comparison, amortization expense of route and customer acquisition costs was $0.5 million and $1.4 million for the three and nine months ended September 30, 2021. Amortization expense of route and customer acquisition costs was lower in 2022 when compared to the prior year as the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years in the fourth quarter of 2021.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cost	$278,560	$229,287
Accumulated amortization	(89,178)	(78,615)
Location contracts acquired, net	$189,382	$150,672

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Amortization expense of location contracts acquired was $4.0 million and $10.6 million for the three and nine months ended September 30, 2022. In comparison, amortization expense of location contracts acquired was $5.7 million and $17.1 million for the three and nine months ended September 30, 2021. Amortization expense of location contracts is lower in 2022 when compared to the prior year as the Company extended the amortization period of its location contracts from 10 years to 15 years in the fourth quarter of 2021. This decrease was partially offset by an increase in location contracts acquired.
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
The Company had total goodwill of $99.5 million as of September 30, 2022, of which $42.6 million was deductible for tax purposes.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2022	$46,199
Addition to goodwill for acquisition of Century	53,291
Goodwill balance as of September 30, 2022	$99,490
Other intangible assets
Other intangible assets, net of $23.6 million as of September 30, 2022 consist of definite-lived trade names, customer relationships, and software applications. Other intangible assets are related to the acquisition of Century. See Note 10 for more information on how the amount of other intangible assets was calculated. Other intangible assets are amortized over their estimated 7 to 20-year useful lives. Amortization expense of other intangible assets was $0.8 million for the three and nine months ended September 30, 2022.
Note 9. Debt
The Company’s debt as of September 30, 2022, and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Secured Credit Facility:
Revolving credit facility	$95,000	$—
Term Loan	332,500	350,000
Delayed Draw Term Loan (DDTL)	97,500	—
Total debt on credit facility	525,000	350,000
Add: Interest rate caplet liability	3,265	—
Less: Debt issuance costs	(6,826)	(8,478)
Total debt, net of debt issuance costs	521,439	341,522
Less: Current maturities	(23,463)	(17,500)
Total debt, net of current maturities	$497,976	$324,022

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
As of September 30, 2022, there remained approximately $355 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2022, the weighted-average interest rate was approximately 3.7%.
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
The Company was in compliance with all debt covenants as of September 30, 2022 and expects to remain in compliance for the next 12 months.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of the Company's interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt. The Company recognized an unrealized gain on the change in fair value

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

of the interest rate caplets of $5.9 million and $12.7 million, net of income taxes, for the three and nine months ended September 30, 2022. For more information on how the Company determines the fair value of the caplets, see Note 13. Further, as the 1-month LIBOR interest rate exceeded 2% in the third quarter of 2022, the Company realized a gain on the caplets of $0.2 million for the three and nine months ended September 30, 2022, which is reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business and Asset Acquisitions
2022 Business Acquisitions
River City
On September 9, 2022, the Company acquired from River City Amusement Company (“River City”) all of its operating assets in Nebraska, Iowa and South Dakota. River City's operations in these states consist of the ownership and operation of MAD and amusement equipment, as well as ATMs in the approximately 120 locations it serves. The total purchase price was approximately $2.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.1 million; ii) amusement and other equipment totaling $0.9 million; iii) location contracts totaling $1.7 million; and iv) cash totaling $0.1 million.
VVS
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of MADs in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS adds approximately 250 locations in the greater Lincoln area. The total purchase price was approximately $12 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration is to be paid in cash if a net revenue target is achieved as of the first anniversary of the consummation of the transaction. The fair value of the contingent consideration was $2.4 million as of September 30, 2022 and is included within consideration payable on the condensed consolidated balance sheets. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.9 million; ii) amusement and other equipment totaling $3.9 million; and iii) location contracts totaling $7.2 million.
Century Gaming
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
The Company incurred $0.3 million in acquisition related costs that are included in other operating expenses within the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2022.
The results of operations for Century are included in the condensed consolidated financial statements of the Company from the date of acquisition. Century's acquired assets generated revenues and net income of $81.6 million and $2.1 million for the nine months ended September 30, 2022.
2021 Business Acquisitions
Island
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

Rich and Junnie's
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
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2021 as if the acquisitions of Rich and Junnie's and Island had occurred as of January 1, 2020, and as if the acquisition of Century, VVS and River City had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments. The following unaudited pro forma consolidated financial information also reflects the results of operations of the Company for the three and nine months ended September 30, 2022 as if the acquisitions of VVS and River City had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments. Lastly, the following unaudited pro forma consolidated financial information also reflects the results of operations of the Company for the nine months ended September 30, 2022 as if the acquisition of Century had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what Company’s operating results would have been had the acquisitions actually taken place at their respective dates. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$268,131	$261,002	$808,125	$758,794
Net income	22,839	12,875	63,470	36,977
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
TAV	$889	$2,147	$490	$2,858
Fair Share Gaming	1,004	220	1,875	508
Family Amusement	700	2,010	677	1,944
Skyhigh	6,912	—	801	7,396
G3	420	—	414	—
Grand River	—	—	6,479	—
VVS	2,401	—	—	—
Tom's Amusements	57	—	1,491	—
AVG	371	—	371	—
Rich and Junnie's	—	—	646	—
Island	100	—	100	—
Total	$12,854	$4,377	$13,344	$12,706
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
•Tranche II, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of December 31, 2022, March 31, 2023 or June 30, 2023 equals or exceeds $152 million (which LTM EBITDA threshold has since been increased as described below) or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA of the Company (as determined pursuant to the Restricted Stock Agreement) as of

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

December 31, 2023, March 31, 2024 or June 30, 2024 equals or exceeds $172 million (which LTM EBITDA threshold has since been increased as described below) or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.
The Restricted Stock Agreement provides that LTM EBITDA and the LTM EBITDA thresholds described above will be reasonably adjusted upwards or downwards, as applicable, by the Company’s independent directors from time to time to take into account the anticipated effect of any acquisitions or dispositions that are, individually or in the aggregate, in excess of $40.0 million during any applicable measurement period and otherwise materially different from the annual forecast presented to the Company’s investors at the closing of the reverse capitalization and consummated by the Company. On November 2, 2022, a disinterested committee of the Company's board of directors made up of independent directors, who don't hold any Class A-2 Common Stock, approved an increase to the LTM EBITDA and the LTM EBITDA thresholds under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of December 31, 2022 was increased to $166.0 million, (B) as of March 31, 2023 was increased to $172.1 million, and (C) as of June 30, 2023 was increased to $176.6 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold as of each of December 31, 2023, March 31, 2024 and June 30, 2024 was increased to $197.1 million. If the Company completes additional acquisitions following the filing of this Quarterly Report on Form 10-Q and on or prior to December 31, 2022, the Company expects that the disinterested committee will consider additional adjustments to the LTM EBITDA and the LTM EBITDA thresholds in respect of any such acquisitions.
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
On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total Private Placement Warrants outstanding. The Company accepted all such warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the warrants tendered. As of September 30, 2022, 5,144 warrants remain outstanding.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	20,941	—	20,941	—
Total	$53,006	$—	$20,941	$32,065

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
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
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of interest rate caplets are classified within other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying condensed consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the condensed consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$11,486	$—	$—	$11,486
Contingent earnout shares	23,334	—	23,334	—
Warrants	13	—	13	—
Total	$34,833	$—	$23,347	$11,486

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,434	$—	$—	$19,434
Contingent earnout shares	42,831	—	42,831	—
Warrants	13	—	13	—
Total	$62,278	$—	$42,844	$19,434
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
Warrants
The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no material change in the fair value of the warrants for the three and nine months ended September 30, 2022 and 2021.

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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of Class A-1 Common Stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2022, the Company purchased a total of 6,380,815 shares under the plan at a total cost of $70.9 million, of which 5,679,510 shares at a cost of $61.9 million were purchased during the nine months ended September 30, 2022.
The Inflation Reduction Act of 2022, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect the Company's share repurchase program. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty.
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
The Company issued 6,000 RSUs to certain employees of the Company during the third quarter of 2022, which shall vest over a period of approximately 4 years. The estimated grant date fair value of these RSUs totaled $0.1 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Stock-based compensation expense, which pertains to the Company’s stock options and RSUs, was $1.1 million and $5.0 million for the three and nine months ended September 30, 2022. In comparison, stock-based compensation expense was $1.0 million and $4.7 million for the three and nine months ended September 30, 2021. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $4.9 million and $16.5 million for the three and nine months ended September 30, 2022, respectively. In comparison, the Company recognized income tax expense of $3.9 million and $11.8 million for the three and nine months ended September 30, 2021, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 18% and 21% for the three and nine months ended September 30, 2022, respectively. In comparison, the Company's effective tax rate was 27% and 32% for the three and nine months ended September 30, 2021, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.
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
On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of its conversion of the convertible notes.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and paid an initial penalty to the municipality in October 2022. The Company will pay a similar penalty each month for the remaining months of 2022.
Given the status of the legal proceedings discussed above, the Company has determined that a legal liability was probable and recorded a loss of $1.2 million for the nine months ended September 30, 2022, of which $1.0 million is included within other expenses, net and $0.2 million is included within general and administrative expenses in the condensed consolidated statement of operations and other comprehensive income. The Company paid legal settlements totaling $1.6 million during the nine months ended September 30, 2022 related to these legal proceedings, which includes $1.0 million of the previously mentioned loss.
Note 18. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), Tom’s Amusement Company, Inc., (“Tom's Amusements”), and American Video Gaming, LLC, and Erickson Amusements, Inc. (collectively referred to as “AVG”), the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $1.2 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively. Payments to the Fair Share seller under the acquisition agreement were $1.5 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively.
Consideration payable to the G3 sellers was $0.4 million as of September 30, 2022 and December 31, 2021. There were no payments to the G3 sellers under the acquisition agreement during the nine months ended September 30, 2022 and 2021.
Consideration payable to the Tom's Amusements seller was $0.1 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively. Payments to the Tom's Amusements seller under the acquisition agreement were $1.4 million during the nine months ended September 30, 2022. There were no payments to the Tom's Amusements seller during the nine months ended September 30, 2021.
Consideration payable to the AVG seller was $0.4 million as of September 30, 2022 and December 31, 2021. There were no payments to the AVG seller during the nine months ended September 30, 2022 and 2021.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 19. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$22,444	$10,807	$60,696	$24,753

Basic weighted average outstanding shares of common stock	89,992	94,004	91,299	93,607
Dilutive effect of stock-based awards for common stock	536	724	646	862
Diluted weighted average outstanding shares of common stock	90,528	94,728	91,945	94,469

Earnings per share:
Basic	$0.25	$0.11	$0.66	$0.26
Diluted	$0.25	$0.11	$0.66	$0.26
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 5,178,908 and 5,007,024 as of September 30, 2022 and 2021, respectively.
Note 20. Subsequent Events
As described in Note 11, on November 2, 2022, a disinterested committee of the Company's board of directors made up of independent directors, who don't hold any Class A-2 Common Stock, approved an increase to the LTM EBITDA and the LTM EBITDA thresholds for the Company's Class A-2 Common Stock under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of December 31, 2022 was increased to $166.0 million, (B) as of March 31, 2023 was increased to $172.1 million, and (C) as of June 30, 2023 was increased to $176.6 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold as of each of December 31, 2023, March 31, 2024 and June 30, 2024 was increased to $197.1 million.

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
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the Illinois market. Our business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. We also operate stand-alone ATMs in gaming and non-gaming locations. We have been licensed by the Illinois Gaming Board (“IGB”) since 2012, received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020, and also holds a license from the Pennsylvania Gaming Control Board since November 2020. On December 30, 2021, one of our consolidated subsidiaries acquired amusement and ATM operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa. On June 1, 2022, we acquired Century Gaming, Inc. (“Century”), which is a leading distributed gaming operator in the Montana and Nevada gaming markets. Century is also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets. In connection with the acquisition, Accel was granted a two-year terminal operator license by the Nevada Gaming Commission and a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. In June 2022, we became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska and commenced operations in this market. We are also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
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

Impact of COVID-19 and Other Macroeconomic Factors
The COVID-19 outbreak and its related variants are having a significant impact on global markets as a result of government-mandated business closures, supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.
A surge of COVID-19 infections occurred in the fall of 2020, as the virus spread in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations across the entire state of Illinois starting at 11:01 PM on Thursday, November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the location. Given the staggered reopening by region in January of 2021, the temporary shutdown impacted, on average, 18 of the 273 gaming days (or 7% of gaming days) during the nine months ended September 30, 2021. In light of these events and their effect on the Company’s employees and location partners, the Company took action to help mitigate the potential effects caused by the temporary cessation of operations by furloughing idle staff as appropriate and deferring certain payments to major vendors.
As a result of these developments, the Company's revenues, results of operations and cash flows were materially affected for the nine months ended September 30, 2021.
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
In addition, ongoing interest rate increases and persistent inflation may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the United States and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, levels of gaming activity would not be adversely affected. Further, as described in more detail below, we have observed certain increases in our costs, particularly increased fuel costs, and we have accelerated certain of our capital expenditures related to gaming machine components to manage our supply chain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
Century Acquisition
On June 1, 2022, we completed our previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation. The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the three and nine months ended September 30, 2022 includes the results of Century from the date of acquisition.
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
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and the locations in the states we serve, which allow us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets are amortized over their estimated 7 to 20-year useful lives.
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
Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended September 30, 2022 and 2021:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	Change ($)	Change (%)
Revenues:
Net gaming	$255,606	$186,017	$69,589	37.4%
Amusement	4,860	4,010	850	21.2%
Manufacturing	2,489	—	2,489	N/A
ATM fees and other revenue	4,012	3,324	688	20.7%
Total net revenues	266,967	193,351	73,616	38.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	187,534	129,739	57,795	44.5%
General and administrative	39,796	28,053	11,743	41.9%
Depreciation and amortization of property and equipment	8,136	6,518	1,618	24.8%
Amortization of intangible assets and route and customer acquisition costs	5,156	6,221	(1,065)	(17.1)%
Other expenses, net	3,106	4,173	(1,067)	(25.6)%
Total operating expenses	243,728	174,704	69,024	39.5%
Operating income	23,239	18,647	4,592	24.6%
Interest expense, net	6,239	3,016	3,223	106.9%
(Gain) loss on change in fair value of contingent earnout shares	(10,358)	888	(11,246)	(1,266.4)%
Income before income tax expense	27,358	14,743	12,615	85.6%
Income tax expense	4,914	3,936	978	24.8%
Net income	$22,444	$10,807	$11,637	107.7%

Revenues
Total revenues for the three months ended September 30, 2022 were $267.0 million, an increase of $73.6 million, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $69.6 million, manufacturing revenue of $2.5 million, an increase in amusement revenue of $0.9 million, and an increase in ATM fees and other revenue of $0.7 million. Net gaming revenues for the three months ended September 30, 2022 reflected an increase in gaming terminals and locations due primarily to the acquisition of Century. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended September 30,
	2022	2021
Net revenues by state:
Illinois	$200,914	$192,205
Nevada	28,439	—
Montana	33,456	—
Other	4,158	1,146
Total net revenues	$266,967	$193,351
Cost of revenue
Cost of revenue for the three months ended September 30, 2022 was $187.5 million, an increase of $57.8 million, compared to the prior-year period, driven by higher revenue due primarily to the acquisition of Century.
General and administrative
General and administrative expenses for the three months ended September 30, 2022 were $39.8 million, an increase of $11.7 million, or 41.9%, compared to the prior-year period. General and administrative expenses for the three months ended September 30, 2022 reflect additional operating costs from Century and higher payroll-related costs as we continue to grow our operations as well as higher fleet-related costs, including fuel, and marketing expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2022 was $8.1 million, an increase of $1.6 million, or 24.8%, compared to the prior-year period due to an increased number of locations and gaming terminals due primarily to the acquisition of Century, partially offset by us extending the useful lives of our gaming terminals and equipment from 10 years to 13 years.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended September 30, 2022 was $5.2 million, a decrease of $1.1 million, or 17.1%, compared to the prior-year period due to us extending the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $2.8 million for the three months ended September 30, 2022. This decrease was partially offset by an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.
Other expenses, net
Other expenses, net for the three months ended September 30, 2022 were $3.1 million, a decrease of $1.1 million, or 25.6%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by higher non-recurring expenses relating to lobbying efforts and new market development.

Interest expense, net
Interest expense, net for the three months ended September 30, 2022 was $6.2 million, an increase of $3.2 million, or 106.9%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the three months ended September 30, 2022, the weighted average interest rate was approximately 4.3% compared to a rate of approximately 2.9% for the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
Gain on the change in fair value of contingent earnout shares for the three months ended September 30, 2022 was $10.4 million, an increase of $11.2 million, or 1,266.4%, compared to the prior year, which had a loss of $0.9 million. The increase was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended September 30, 2022 was $4.9 million, an increase of $1.0 million, or 24.8%, compared to the prior-year period. The effective tax rate for the three months ended September 30, 2022 was 18.0% compared to 26.7% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes Accel’s results of operations on a consolidated basis for the nine months ended September 30, 2022 and 2021:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	Change ($)	Change (%)
Revenues:
Net gaming	$662,491	$520,915	$141,576	27.2%
Amusement	14,543	12,338	2,205	17.9%
Manufacturing	3,408	—	3,408	N/A
ATM fees and other revenue	11,285	9,141	2,144	23.5%
Total net revenues	691,727	542,394	149,333	27.5%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	475,585	364,402	111,183	30.5%
General and administrative	103,634	78,641	24,993	31.8%
Depreciation and amortization of property and equipment	20,575	18,820	1,755	9.3%
Amortization of intangible assets and route and customer acquisition costs	12,278	18,489	(6,211)	(33.6)%
Other expenses, net	7,894	8,913	(1,019)	(11.4)%
Total operating expenses	619,966	489,265	130,701	26.7%
Operating income	71,761	53,129	18,632	35.1%
Interest expense, net	14,031	9,736	4,295	44.1%
(Gain) loss on change in fair value of contingent earnout shares	(19,497)	6,867	(26,364)	(383.9)%
Income before income tax expense	77,227	36,526	40,701	111.4%
Income tax expense	16,531	11,773	4,758	40.4%
Net income	$60,696	$24,753	$35,943	145.2%
`

Revenues
Total revenues for the nine months ended September 30, 2022 were $691.7 million, an increase of $149.3 million, or 27.5%, compared to the prior-year period. This increase was driven by an increase in net gaming revenue of $141.6 million, or 27.2%, an increase in amusement revenue of $2.2 million, or 17.9%, and an increase in ATM fees and other revenue of $2.1 million, or 23.5%, and manufacturing revenue of $3.4 million. Increase in net gaming revenue was primarily attributable to the increase in net gaming revenues for the nine months ended September 30, 2022, which reflected an increase in gaming terminals and locations due primarily to the acquisition of Century. Also impacting comparability was the prior year IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak, which impacted 18 of the 273 gaming days (or 7% of gaming days) during the nine months ended September 30, 2021. Net revenues by state are presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net revenues by state:
Illinois	$601,735	$539,211
Nevada	37,359	—
Montana	44,282	—
All other	8,351	3,183
Total net revenues	$691,727	$542,394
Cost of revenue
Cost of revenue for the nine months ended September 30, 2022 was $475.6 million, an increase of $111.2 million, or 30.5%, compared to the prior-year period driven by higher revenue due primarily to the acquisition of Century.
General and administrative
General and administrative expenses for the nine months ended September 30, 2022 were $103.6 million, an increase of $25.0 million, or 31.8%, compared to the prior-year period. The increase was attributable to a reduction in our prior year monthly expenses during the previously mentioned IGB-mandated shutdown. General and administrative expenses for the nine months ended September 30, 2022 also reflect additional operating costs from Century and higher payroll-related costs as we continue to grow our operations as well as higher fleet-related costs, including fuel, and marketing expenses.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2022 was $20.6 million, an increase of $1.8 million, or 9.3%, compared to the prior-year period due to an increased number of locations and gaming terminals due primarily to the acquisition of Century, partially offset by us extending the useful lives of our gaming terminals and equipment from 10 years to 13 years. The impact of this change in estimate was a decrease in depreciation expense of $3.7 million for the nine months ended September 30, 2022.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the nine months ended September 30, 2022 was $12.3 million, a decrease of $6.2 million, or 33.6%, compared to the prior-year period due to us extending the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $8.2 million for the nine months ended September 30, 2022. This decrease was partially offset by an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.

Other expenses, net
Other expenses, net for the nine months ended September 30, 2022 were $7.9 million, a decrease of $1.0 million, or 11.4%, compared to the prior-year period due to lower fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by higher non-recurring expenses relating to lobbying efforts and new market development.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2022 was $14.0 million, an increase of $4.3 million, or 44.1%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. The weighted average interest rate was approximately 3.7% for the nine months ended September 30, 2022 compared to 3.2% in the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
Gain on the change in fair value of contingent earnout shares for the nine months ended September 30, 2022 was $19.5 million, compared to the prior-year period, which had a loss of $6.9 million. The changes in fair value are primarily due to the change in the market value of our Class A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the nine months ended September 30, 2022 was $16.5 million, an increase of $4.8 million, or 40.4%, compared to the prior-year period. The effective tax rate for the nine months ended September 30, 2022 was 21.4% compared to 32.2% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.
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
•Number of locations and;
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

The following table sets forth information with respect to our primary locations:

	As of September 30,		Increase / (Decrease)
	2022	2021	Change $	Change %
Illinois	2,596	2,549	47	1.8%
Montana	586	—	N/A	N/A
Nevada	335	—	N/A	N/A
Total locations	3,517	2,549
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
As a result of the previously mentioned 72-hour rule, the removal of gaming terminals did not materially impact gaming revenue but reduced our reported number of gaming terminals.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of September 30,		Increase / (Decrease)
	2022	2021	Change $	Change %
Illinois	14,033	13,384	649	4.8%
Montana	5,782	—	N/A	N/A
Nevada	2,614	—	N/A	N/A
Total gaming terminals	22,429	13,384
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$22,444	$10,807	$60,696	$24,753
Adjustments:
Amortization of intangible assets and route and customer acquisition costs (1)	5,156	6,221	12,278	18,489
Stock-based compensation (2)	1,070	966	4,956	4,707
(Gain) loss on change in fair value of contingent earnout shares (3)	(10,358)	888	(19,497)	6,867
Other expenses, net (4)	3,106	4,173	7,894	8,913
Tax effect of adjustments (5)	(2,486)	(5,738)	(7,274)	(9,623)
Adjusted net income	18,932	17,317	59,053	54,106
Depreciation and amortization of property and equipment	8,136	6,518	20,575	18,820
Interest expense, net	6,239	3,016	14,031	9,736
Emerging markets (6)	418	1,106	1,619	2,369
Income tax expense	7,400	9,674	23,805	21,396
Adjusted EBITDA	$41,125	$37,631	$119,083	$106,427
(1)    Amortization of intangible assets and route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business combination, as well as the amortization of other intangible assets. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of intangible assets and route and customer acquisition costs” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired, as well as the amortization of other intangible assets.
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
(6)    Emerging markets consist of the results, on an adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when Accel has installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date Accel first installs or acquires gaming terminals in the jurisdiction, whichever occurs first. The Company currently views Nebraska, Iowa and Pennsylvania as its emerging markets. Prior to July 2022, Georgia was considered an emerging market.
Adjusted EBITDA for the three months ended September 30, 2022 was $41.1 million, an increase of $3.5 million, or 9%, compared to the prior-year period. Adjusted EBITDA for the nine months ended September 30, 2022 was $119.1 million, an increase of $12.7 million, or 12%, compared to the prior-year period. The increase in performance for both the three and nine months ended was attributable to an increase in the number of locations and gaming terminals, due primarily to the acquisition of Century. Also impacting the nine-months-ended comparison was the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak that had a significant impact on our performance in the prior-year period.

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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of September 30, 2022, Accel had $212.1 million in cash and cash equivalents.
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
As of September 30, 2022, there remained approximately $355 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at Accel’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of September 30, 2022, the weighted-average interest rate was approximately 3.7%.
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
We were in compliance with all debt covenants as of September 30, 2022. Given our assumptions about the future impact of COVID-19 and its variant strains on the gaming industry, which could be materially different due to the inherent uncertainties of future restrictions on the industry, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of our interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in our financial statements, and was financed as additional debt. Further, as the 1-month LIBOR interest rate exceeded 2% in the third quarter of 2022, the Company realized a gain on the caplets of $0.2 million for the three and nine months ended September 30, 2022, which is reflected in interest expense, net.
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$78,250	$80,262
Net cash used in investing activities	(168,871)	(21,220)
Net cash provided by (used in) financing activities	103,898	(13,610)

Net cash provided by operating activities
For the nine months ended September 30, 2022, net cash provided by operating activities was $78.3 million, a decrease of $2.0 million over the comparable period primarily due higher payments on consideration payable and lower working capital adjustments, partially offset by an increase in deferred income taxes.

Net cash used in investing activities
For the nine months ended September 30, 2022, net cash used in investing activities was $168.9 million, an increase of $147.7 million over the comparable period and was primarily attributable to higher business and asset acquisitions and purchases of property and equipment. We anticipate that our capital expenditures will be approximately $38-43 million in 2022.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $103.9 million, an increase of $117.5 million over the comparable period due to an increase in borrowings to finance our business and asset acquisitions, partially offset by repurchases of our Class A-1 common stock of $61.9 million under our share repurchase program.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses. In connection with the Century acquisition in the second quarter we note the following:

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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $525.0 million as of September 30, 2022. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $2.3 million annually, assuming the balance outstanding under Accel’s credit facility remained at $525.0 million. Our exposure to higher interest rates is partially mitigated as the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect the Company's exposure as the 1-month LIBOR interest rate exceeded 2% in the third quarter of 2022.
Cash and cash equivalents are held in cash vaults, highly liquid, checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2022, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 were still present as of September 30, 2022 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
In July 2022, an enforcement action was brought against us by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, we pled no contest and paid an initial penalty to the municipality in October 2022. We will pay a similar penalty each month for the remaining months of 2022.
Given the status of the legal proceedings discussed above, the Company determined that a legal liability was probable and recorded a loss of $1.2 million for the nine months ended September 30, 2022, of which $1.0 million is included within other expenses, net and $0.2 million is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income. The Company paid legal settlements totaling $1.6 million during the nine months ended September 30, 2022 related to these legal proceedings.

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
Accel’s future success and growth depend in large part on the successful addition of new locations as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets, including other licensed jurisdictions such as Pennsylvania, where Accel was granted a license as a terminal operator in November 2020 but has not commenced gaming operations as of September 30, 2022; Georgia, where Accel acquired Tom’s Amusement Company, Inc., a Southeastern U.S. amusement operator and Master Licensee, in July 2020, and Island Games, Inc., a southern Georgia amusement operator in May 2021; Iowa, where Accel recently acquired the amusement and ATM assets of the affiliated companies, Rich and Junnie's Inc. and JBCJ, Inc.; Montana and Nevada, where Accel acquired all of the outstanding equity interests of Century Gaming Inc. (“Century”) in June 2022; and Nebraska, where Accel acquired substantially all of the mechanical amusement device and ATM assets of VVS, Inc. in August 2022. These markets are newer to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its location partners in order to execute this strategy. There can be no assurance that video gaming will have success with new location partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania, Georgia, Nebraska and Iowa. In addition, it is possible that Accel will not be able to commence operations in the Pennsylvania market due to regulatory or other concerns. See “— Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs gaming terminals and amusement devices in locations primarily in Illinois. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Issuer Purchases of Equity Securities
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
The Inflation Reduction Act of 2022, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty.
The following table provides the shares purchased under the share repurchase program in the third quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

July 2022	679,329	$11.19	4,795,037	$144.0

August 2022	744,778	$10.06	5,539,815	$136.5

September 2022	841,000	$8.79	6,380,815	$129.1
Total	2,265,107
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.17(A) **	Separation Agreement by and between Accel Entertainment Gaming, LLC and Michael Marino, dated as of August 26, 2022.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

** Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: November 8, 2022	By:	/s/ Mathew Ellis
Mathew Ellis Chief Financial Officer