Form 10-K
period 2022-12-31
Accel Entertainment, Inc.
filed 2023-03-01
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $610.3 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of February 24, 2023, there were 86,666,703 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, liquidity, anticipated cash needs and availability, accounting estimates and judgments, and our estimates of number of gaming terminals, locations, Adjusted EBITDA, and capital expenditures. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
We believe we are the leading distributed gaming operator in the United States (“U.S.”) on an Adjusted EBITDA basis, and a preferred partner for local business owners in the markets we serve. Our business primarily consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores.
Our gaming-as-a-service platform provides local businesses with a turnkey, capital efficient gaming solution. We own all of our gaming equipment and manage the entire operating process for our location partners. We also offer our location partners gaming solutions that appeal to players who patronize those businesses. We devote significant resources to location partner retention, and seek to provide prompt, personalized player service and support, which we believe is unparalleled among other distributed gaming operators. Dedicated relationship managers assist location partners with regulatory applications and compliance onboarding, train location partners on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve both player gaming experience and overall revenue for each licensed establishment. We also provide weekly gaming revenue reports to our location partners and analyze and compare gaming results within individual licensed establishment partners. This information is used to determine an optimal selection of games, layouts and other ideas to generate foot traffic for ourlocation partners with the goal of generating increased gaming revenue. Further, our in-house collections and security personnel provide highly secure cash transportation and vault management services. Our best-in-class technicians ensure minimal downtime through proactive service and routine maintenance.
In addition to our gaming business, we also install, operate and service redemption devices that have ATM functionality, stand-alone ATMs and amusement devices, including jukeboxes, dartboards, pool tables, and other related entertainment equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We are also a designer and manufacturer of gaming terminals and related equipment. If we are presented with appropriate opportunities, we may acquire other additional businesses, services, resources, or assets, including hospitality operations, that are accretive to our core gaming business.
Our Industry
We operate within the U.S. distributed gaming industry, which consists of the installation and service of gaming terminals at non-casino locations. Generally, a gaming terminal is any electronic video game machine that, upon insertion of cash, electronic cards or vouchers, or any combination thereof, is available to play or simulate the play of a video game, including but not limited to video poker and slots, and utilizes a video display and microprocessors in which players may receive free games or credits that can be redeemed for cash or merchandise. We believe that the distributed gaming industry is supported by generally favorable trends, including an increasing number of states contemplating approving gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles when compared to traditional gaming venues, such as casinos. We believe that the distributed gaming industry has witnessed both a growing player base and increased variety of higher quality and well-known game profiles available through gaming terminals.

States in Which We Operate
Illinois
Our operations are based primarily in Illinois. We have been licensed as a terminal operator in Illinois under the Illinois Gaming Act since 2012. We were one of the first terminal operators licensed in Illinois. According to the IGB, approximately 1,403 out of approximately 1,497 municipalities in Illinois permit the operation of gaming terminals. Gaming terminals in Illinois can be played in licensed bars, restaurants, gaming cafes, truck stops, fraternal organizations, veterans’ organizations, and other retail establishments, including some convenience stores, in areas accessible only to players who are 21 years of age or older. Gaming revenue in Illinois from gaming terminals generates significant tax revenue. The Illinois marginal tax rate on gaming is currently 34% and the remaining net terminal income is split evenly with the locations.
The IGB generally oversees gambling and video gaming operations in the state of Illinois. The Illinois Gaming Board (“IGB”) is authorized to issue licenses to distributed gaming operators and has broad disciplinary authority over Illinois’s distributed gaming industry which includes the power to fine operators and licensed establishments for non-compliance with IGB regulations. In addition, Illinois’ governor is empowered to appoint board members to the IGB and select its administrator. Not only do new appointments have the potential to change the composition of the IGB, they can impact current rules, regulations, policies and agendas of the IGB, which may result in increased enforcement measures or further delays in licensing new establishments. The IGB dictates the maximum bet, maximum win, and approves payout percentages for games played on gaming terminals which are required by regulation to exceed 80%. Generally, suppliers have designed gaming terminals to include between approximately 10 and 40 games. Illinois legislation allows licensed establishments to operate up to six gaming terminals, with certain qualifying truck stop licensed establishments allowed to operate up to ten gaming terminals. The maximum wager that may be placed on a gaming terminal is currently $4.00 and the maximum win from a single play is $1,199. All gaming terminals are monitored and controlled by the IGB through a central communications system. The IGB established minimum standards that licensed establishment partner contracts must meet, including limiting the length of contracts to a maximum of eight years with no automatic renewals.
Montana
We were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is perpetual, but is subject to an annual renewal fee. Distributed gaming in Montana is governed by the Montana Video Gaming Machine Control Act and is enforced by the Montana Department of Justice. Under Montana law, gaming operations are limited to business locations licensed to sell alcoholic beverages for on-premises consumption only, with such locations restricted to offering a maximum of 20 slot machines. In Montana, the maximum bet is $2 and the maximum win from a single play is $800. Net terminal income is subject to a 15% state gaming tax and the remaining net terminal income splits with locations are individually negotiated. Our contracts with our locations may include incentives which may take the form of promotional participation or annual bonuses. In addition to our distributed gaming route operations in Montana, we also operate as a Class III video gaming machine manufacturer that is licensed in Montana, South Dakota, West Virginia, and Louisiana. We develop proprietary gaming terminals and related software for our distributed gaming routes in Montana and Nevada.
Nevada
We were granted a two-year terminal operator license from the Nevada Gaming Commission (the “NGC”) in June 2022. This license will be up for renewal in June 2024. Distributed gaming in Nevada is governed by the Nevada Gaming Control Act and is enforced by the Gaming Control Board and the NGC. Nevada law limits distributed gaming operations (also known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns and liquor stores, where gaming is incidental to the primary business being conducted at the location. Games are generally limited to 15 or fewer slot machines with no other forms of gaming activity permitted. The gaming area in bars and taverns typically requires the installation of slot machines into the physical bar (also known as “bar top” slot machines). In Nevada, there are no maximum bet limits and the max payout from a single spin must be less than $250,000. State and local government share of net terminal income is based on a fixed license fee, and the remaining net terminal income splits with locations are individually negotiated. Our contracts with our locations may include incentives, which may take the form of promotional participation or annual bonuses.
Georgia
One of our consolidated subsidiaries has a Class B Master License in the State of Georgia, which is required to operate coin-operated amusement machines (“COAMs”) in the state. The operation of COAMs in Georgia has been regulated by the Georgia Lottery Corporation (“GLC”) since April 2013. Class B COAMs provide skill-based games with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift cards, or novelties. The most common type of establishment licensees are convenience stores. Licensed establishments are limited to a maximum of nine machines, unless a municipality specifically limits licensed establishments to a maximum of six machines. In addition, any local governing authority may vote to remove coin operated amusement machines from its jurisdiction upon 60 days’ advance notice. Net terminal income is subject to a 10% state gaming tax and the remaining net terminal income is split evenly with the locations.
Nebraska
One of our consolidated subsidiaries was granted a Cash Device Distributor License by the Nebraska Department of Revenue on March 23, 2022. That license was renewed on December 8, 2022 for an annual term expiring on December 31, 2023. A cash device is any mechanical amusement device capable of awarding (a) cash, (b) anything redeemable for cash, or (c) gift cards, credit or other instruments that have a value denominated by reference to an amount of currency. We operate our cash devices in retail establishments throughout the state. A retail establishment includes any business location that is open to the public for the sale of goods other than cash devices and that possesses a valid sales tax permit. Currently, Nebraska does not tax net terminal income on cash devices. The net terminal income split with the retail establishments are individually negotiated.
Iowa
One of our consolidated subsidiaries is a registered distributor in the State of Iowa, which is required to operate amusement concessions in the state. Amusement concessions are regulated by the Iowa Department of Inspections and Appeals (“IDIA”) under Title III, Chapter 99B of the Iowa Administrative Code. Amusement concessions fall into two broad categories: games of chance and games of skill. Games of chance are games in which the result is determined by chance. An example of a game of chance is when a player aligns objects or balls in a prescribed pattern in order to win. Certain establishments such as bars, taverns, and restaurants with a Class B or Class C liquor license are permitted to operate up to four electrical or mechanical games of chance. The total number of permitted electrical and mechanical games of chance allowed in Iowa is capped at 6,928 devices. Games of skill are games in which the result is determined by the player performing a task, such as directing or throwing objects to designated areas or targets, or by shooting a gun or rifle. We operate both games of chance and games of skill, as well as other amusement equipment and ATMs in Iowa. Cash and coin inserted into a game, or funds in, is subject to a 7% tax (of which 6% is a state tax and 1% is a local tax) and the net terminal income, less the tax, is split evenly with the location.
Pennsylvania
On November 28, 2022, we received a four-year Terminal Operator License in Pennsylvania under the Pennsylvania Race Horse Development and Gaming Act. In November 2017, Pennsylvania’s Governor signed the Pennsylvania Gaming Act. The law authorized, among other forms of gaming, gaming terminals at qualified truck stops. To qualify for gaming, a truck stop must meet requirements that are similar to those in Illinois. We have a binding agreement to install gaming terminals with a partner truck stop establishment in Pennsylvania that has received a conditional license from the PA Board. We are also in discussions with other potential partners who have not yet applied for licensure. We hope to commence gaming operations in Pennsylvania in 2023. We believe the current total potential number of qualified trucks stops to host gaming terminals in Pennsylvania is approximately 100-150 truck stop establishments, although municipalities are able to individually opt out from authorizing distributed gaming. These establishments consist of individually-owned and corporate truck stops that meet current regulatory requirements for gaming terminal installation.

Accel’s Strategic Core Competencies
We believe that the following strategic core competencies contribute to our industry leading position:
Gaming-as-a-service platform. When compared with traditional gaming businesses such as casinos, Accel believes its distributed gaming platform benefits from the following advantages:
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
•lower capital expenses and an asset-light operating model, in each case, when compared to casinos, which typically provide significantly higher capital-intensive offerings such as hotel accommodations, restaurants and stage-based entertainment;
•highly localized footprint that provides more access to gaming and convenience for consumers, as compared to regional casinos that market to players who may live up to several hours away and are thus prone to disruption of their feeder markets; and
•data reporting solutions and analytics, offering insight and advice to help location partners maximize revenues and ultimately grow their businesses;
•strong marketing, legal, compliance, cash management, financial and technical support systems, all of which remain in-house to boost efficiency and enhance the ability to serve as a premier gaming-as-a-service provider.
Strong relationships with location partners. Accel has prioritized establishing strong, lasting relationships with its location partners since its inception. Accel has a dedicated internal sales team and external independent sales agents that drive the sourcing of new gaming locations. When seeking to sign a new location, Accel’s marketing team employs a data-driven sales process to identify and nurture leads using a variety of digital and traditional strategies to drive organic gaming partnerships and preference. Accel engages with its locations through every step of the gaming terminal installation process. This process begins with providing assistance with preparation and submission of a license application to the applicable gaming regulatory board and educating each location on legal and regulatory topics to minimize compliance issues. Accel also assists in the design and construction of gaming areas at its locations. Accel dedicates a relationship manager to each of its locations, who, with support from other Accel personnel, oversees every aspect of partner relationship management and retention. Accel prides itself on providing prompt, reliable service and education, all of which helps to increase referral marketing by its partners. Accel’s relationship managers’ efforts to provide value-added services to their location partners result in consistent pre-renewals long before contracts expire and are a key element of our competitive differentiation that makes Accel a preferred partner of choice. Accel offers cash collection and analytics services for some of its locations to help ensure secure, fast and accurate collection of revenue for its locations. Additionally, Accel’s data team provides information to Accel's treasury department enabling it to deliver efficient, secure, and optimized collection services. These cash collection locations function as a key point of contact for our locations, and Accel believes that this service differentiates it from most of its competitors. Lastly, Accel's skilled technicians assist its locations in the event of any mechanical or software issues with the devices Accel provides. These technicians seek to prevent and solve technical issues with gaming terminals at locations in a timely manner. Accel’s experienced call center strives to solve service issues without the need to dispatch any technician. In the event a technician is required, most customer service issues are addressed the first time.

Proven track record in executing and integrating acquisitions. Accel continuously evaluates and executes strategic acquisition opportunities. Accel has a successful track record of identifying, acquiring and integrating acquisitions and competitive operators. Accel believes that its industry reputation, scale, proven track record of driving revenue synergies, and access to financial capital enhances its ability to acquire other companies, operators or locations on favorable terms.
Diversified revenue base with limited churn. Accel believes that its distributed gaming operations facilitate a low revenue concentration per gaming location, and that its low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances. While Accel experiences business disruptions each year due to business failures or natural disasters affecting gaming locations, many of these sites reopen in subsequent years under new owners. Accel believes it is best-positioned to reengage with those locations because of its reputation and leading market position. Accel’s gaming terminals are geographically diversified, limiting systemic risk due to local weather patterns or regional economic downturns. We believe that Accel’s recent expansion into Montana, Nevada, and Nebraska and future expansion into other states will further help to further diversify its distributed gaming portfolio.
Deep industry and vendor relationships. Accel’s leading market position has led to strong relationships within its industry and with equipment suppliers. Accel has successfully integrated multiple other operators and believes this successful roll-up strategy positions it well with potential additional local operators who could benefit from Accel’s gaming-as-a-service platform. In addition, Accel’s industry leadership permits it to seek and obtain favorable pricing and supply of key gaming machines. Due to its ability to procure machines and parts easily, Accel is able to rotate machines quickly to gaming locations where they are best utilized within its operating footprint. Accel believes that by providing premium, high-quality equipment, it gives its location partners a competitive advantage by limiting downtime to maximize revenue and player retention. This results in longer, more effective usage and greater lifetimes for Accel’s gaming terminals.
Digital and data analytics team that helps location partners capture gaming revenue. Accel’s digital and data analytics team studies the gaming terminal market and location performance to provide insight and advice to maximize gaming revenue. The team actively monitors machine optimization, service analytics, game popularity analytics, marketing and player behavior to identify new opportunities and provide insights to maximize gaming revenues. Typical suggestions might involve adding new games, switching machines, adding machines or changing machine location within a location. The digital and data analytics team also seeks to improve the quality of customer service and satisfaction by monitoring service calls to identify trends and solutions with the goal of optimizing response time to decrease periods of machine downtime.
Dedicated marketing, legal and compliance function that assists location partners to remain in regulatory compliance. Accel's marketing and sales efforts are subject to the rules and regulations of the regulatory gaming bodies and municipal laws and regulations in the jurisdictions where we do business. These rules generally require sales agent registration, include prohibitions related to inducements and restrict certain advertising and promotional activities. Accel’s legal and compliance team provides support and resources related to location regulatory compliance, which includes sending compliance reminders and industry updates to location partners on a regular basis. It does not dispense legal advice to location partners, but may recommend that location partners obtain legal counsel in certain instances. In addition, the legal and compliance team occasionally participates in lobbying measures, which includes working with gaming regulators and trade associations to encourage legislation and regulation that may be favorable to the distributed gaming industry. Accel also regularly works with regulators in other states as they explore the legalization of gaming terminals.
Management team. Accel’s executive management team has many years of experience and industry knowledge. Accel’s President, Chief Executive Officer and co-founder, Andy Rubenstein, has led the Company since its inception in 2009, and its other executive officers have approximately 65 years of combined gaming industry experience. When Accel acquired Century in 2022, Accel added an experienced management team that has been in the distributed gaming business since 1989. Accel believes that its industry-leading management team has a reputation for integrity and compelling customer service.

Accel’s Growth Opportunities
Accel’s key growth strategies include its plans to:
Grow in current markets both organically and inorganically
We believe that there is potential for further growth in the markets we serve. We have been successful in the past growing organically by signing competitors’ locations and continue to identify prospects for engagement after current contracts with other partners expire. We also strive to further optimize revenues for gaming terminals we currently operate through refined data analysis, marketing and other initiatives. We seek to increase distribution possibilities through corporate partners who operate multiple locations, such as chain stores. We believe that these corporate businesses tend to favor larger operators who have substantial compliance infrastructures in addition to leading service capabilities. While such locations have been “second movers” in choosing to adopt video gaming, partnering with reputable operators such as Accel could render deployment of gaming terminals more attractive. Our ability to succeed in implementing our growth strategy will depend to some degree upon our ability to grow inorganically. As such, we continue to pursue expansion and acquisition opportunities in gaming and related businesses. We may also realize the benefits of potential municipal ordinance changes that would permit our business to operate in new municipalities.
Expand into new states that allow distributed gaming that we do not operate in. Accel is evaluating whether to expand its gaming operations through strategic acquisitions or otherwise in other, more mature gaming jurisdictions where gaming terminals are currently legal, such as Louisiana, Oregon, South Dakota and West Virginia. Accel may seek approval to operate in these states and Accel believes it would be a favored entrant into any such states given its track record of success and compliance in the states in which it currently operates.
Expand into new states that are considering distributed gaming. Various states and other jurisdictions have proposed legislation permitting gaming terminals or other forms of gaming in the past. These states include Indiana, Kansas, Maine, Michigan, Missouri, Mississippi, New Mexico, New York, New Jersey, New Hampshire, North Carolina, Ohio, Virginia and Wyoming. Accel believes it would be a favored entrant into any such states given its track record of success and compliance in the states in which it currently operates..
Expand player rewards program to further drive growth. As part of its gaming-as-a-service suite of offerings, Accel is considering offering a player rewards program for players in Illinois. The anticipated terms of the program will provide for players to accumulate points each time they use Accel’s products and may provide points that can be redeemed for rewards. Accel believes this program will result in increased brand loyalty from licensed establishment partners by rewarding players for using Accel’s gaming terminals. Although player rewards programs are permitted under the Illinois Gaming Act, applicable regulations have not been enacted, and the IGB has not approved any player rewards programs for any terminal operator. Accel has not applied to the IGB to establish any such program, but expects to apply in the event of applicable regulation enactment. Century has an established proprietary player reward and tracking system. In Montana, the system is called iRewards and, in the Nevada market, it is called Gambler's Bonus Cash for Play. Both programs work similarly in that they track the player's activity and award points based on that play. Both are a cardless system that allows the players to log on directly to the system at the gaming terminal. Once logged in, the player can redeem accumulated points immediately and interact with bonus games awarded by the respective system. Players may get promoted to higher levels of rewards based on their annual play. These higher levels allow the player to earn more points per play, increase their daily redemption amount, and be eligible for certain promotions associate with their level.
Expand ancillary service offerings to our locations. While distributing and servicing amusement devices such as jukeboxes, dartboards, pool tables, and other ancillary equipment, such as redemption devices and stand-alone ATMs, is not the primary focus of our business, Accel believes that these services provide a key point for ongoing customer contact and enhances its image as a “one-stop shop” for entertainment devices. Accel has observed that our locations appreciate these services and continue to rely on Accel to provide them. Providing these services can also serve as a point of initial contact with potential partners who may decide to avail themselves later of Accel’s primary gaming services. As a result, Accel intends to continue prioritizing the installation of these devices and equipment. Accel may consider adding hospitality and related services to support its distributed gaming businesses as allowed in the jurisdictions in which we operate.
Suppliers
Accel installs cutting-edge software and multi-game gaming terminals, at each location, from leading manufacturers such as Light & Wonder, Inc.(formerly known as Scientific Games International), WMS (owned by Light & Wonder, Inc.), IGT, Bally (owned by Light & Wonder, Inc.), Aristocrat and Novomatic. Under agreements with these manufacturers, Accel is able to provide 32 different types of gaming terminal models and 288 different games to its location partners. Accel believes its efforts to procure gaming terminals from various sources better enables it to meet the needs of location partners and players.
Accel purchases gaming terminals in upright, slant and bar-top varieties, as well as designs and manufactures gaming terminals. Games include different varieties of slots, poker, and keno games. Accel routinely meets with existing and potential manufacturers in the market to discuss performance, service trends, and feedback from location partners and players. Accel purchases gaming terminals from certain suppliers under master purchase agreements and purchase orders. Under these master purchase agreements with certain suppliers, pricing is determined by quantities purchased for delivery over defined periods. Accel generally pays its suppliers within 90 days after the date of invoice.
Accel also purchases redemption devices, amusement devices and stand-alone ATMs from reputable suppliers such as NRT, Touch Tunes, Arachnid, and Diamond.
Competition
Accel competes on the basis of the responsiveness of its services to players, and the popularity, content, features, quality, functionality, accuracy and reliability of its products. In markets with regulated net terminal income splits, Accel generally does not consider pricing to be a factor in our distributed gaming business as all minimum and maximum wagers are mandated by the applicable governing bodies and revenue splits with our locations are regulated by law. Accel believes most of these locations focus on player appeal, customer service and reputation when making their decisions to collaborate with terminal operators in these regulated markets. In markets with negotiated net terminal income splits, Accel believes pricing is a key driver as all revenue splits are negotiated. Accel's focus on player appeal, customer service and reputation are also key factors impacting competition in markets with negotiated net terminal income splits.
Accel faces particularly robust competition from other forms of gaming. The distributed gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks (including those featuring slot machines and/or table games), fantasy sports, real money iGaming, and other forms of gaming. In addition, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings and could divert players from using Accel’s products in its locations. Even Internet wagering services that may be illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert players from visiting location partners to play on Accel’s gaming terminals.
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
In addition to competition from other forms of gaming and entertainment and the expansion thereof, Accel’s business faces significant competition from suppliers and other terminal operators, stand-alone ATMs, jukeboxes, dartboards, pool tables, and other related entertainment machines. Accel’s operations also face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
Intellectual Property
Accel owns or has rights to use the trademarks, service marks or trade names that it uses or will use in conjunction with the operation of its business. In the highly competitive gaming industry, trademarks, service marks, trade names and logos are important to the success of its business.
As of December 31, 2022, Accel owned 125 registered trademarks and 126 registered domain names. Accel also relies on software or technologies that it licenses from third parties. These licenses may not continue to be available to Accel on commercially reasonable terms in the future and as a result, Accel may be required to obtain substitute software or technologies.
Seasonality
Accel’s results of operations can fluctuate due to seasonal trends and other factors. For example, our operations in colder climates typically experience lower revenues in the summer when players typically spend less time indoors, and higher revenues in cold weather, specifically between February and April, when players will typically spend more time indoors. Holidays, vacation seasons and sporting events may also cause Accel’s revenues to fluctuate in the jurisdictions in which it operates.
Human Capital Resources
Accel believes that human capital management, including attracting, developing and retaining a high-quality workforce is critical to our long-term success. Our board of directors is charged with oversight of human capital management. We strive to promote a welcoming workplace that fosters partnership with location owners and encourage our employees to bring their best ideas to work every day. As of December 31, 2022, Accel employs approximately 1,300 people nationwide, and protecting the safety, health, and well-being of our employees is a top priority. We strive to achieve an injury-free work environment and continue to have zero tolerance for unsafe work conditions for our frontline employees who continue to move, support and sell our products and services.
Accel’s human capital management focuses on the following priorities:
Talent Recruitment and Management
Accel seeks to provide employees with rewarding work, professional growth and educational opportunities. We place an emphasis on training and development for all levels of our workforce to ensure that people of every background have the tools to reach their full potential. All new employees participate in a structured on-boarding experience to provide broad exposure and understanding of all parts of the business and organization before starting their functional training. Formal new hire training ranges from 2 weeks to 6 months, depending on the employee's job function. We utilize continuous coaching conversations that we believe helps all employees and managers work more effectively together. For further growth and development of our workforce, we broadly make available skill training and development to increase individual productivity. We also offer employee development programs and training opportunities, including our:
•Executive Development Program: This program focuses on accelerating the leadership development of high-potential employees while they remain in their current roles. The goal of this program is to prepare the participants for promotion or a strategic lateral movement within 12 months of graduation.
•Employee Development Program: This program focuses on creating opportunity and exposure for a broader cross-functional team, while they also remain in their current roles. In this program, individuals focus on individual development and team engagement.
Compensation and benefits programs

Accel provides compensation and benefits programs designed to support our employees’ health, wealth and life. We seek to provide comprehensive, competitive and equitable pay and benefits to our employees. Our initiatives in this area include offering the following:
•Comprehensive benefits program that provides our employees and their families with the flexibility to choose their preferred medical, dental and vision plans. Our benefits program is designed to help keep our employees and their families healthy and provide important protection in the event of illness or injury.
•Annual company bonus initiative that is applicable to all eligible employees. The program is focused on rewarding employees for company performance and the contributions that each employee has in delivering those results.
•Paid time off program that balances the needs of our employee population and offers wellness days to supplement our national paid holiday schedule.
•401(k) company match program supports our employees to achieve their financial goals.
•Employee assistance program that provides free and confidential counseling to all employees and their families.
•Military leave benefits that support employees whose family members are on active duty or who need to care for a service member.
•Support for our employees’ health and wellness goals through free access to our full-scale gym at our headquarters office.
•ACES, a peer-to-peer employee recognition program, rewards individuals who exceed expectations and consistently demonstrate Accel's core values.
Culture
Each employee shapes Accel’s culture through behaviors and practices. We ask everyone to lead with our core values and behave according to our Code of Conduct. Our Code of Conduct features the fundamental behaviors that help anchor, inform and guide us and applies to all employees.
Our core values and Code of Conduct are aligned with our deep commitment to partnerships with local business owners and our goal of always delivering the best service to our customers and an entertaining experience for our players.
Accel is an equal opportunity employer. We prohibit unlawful discrimination on the basis of gender, race, color, religion, age, citizenship, sexual orientation, gender identity, gender expression, marital status, pregnancy, national origin, ancestry, physical or mental disability or condition, or any other protected class under applicable federal, state, or local laws. We also prohibit unlawful discrimination based on the perception that anyone has any of those characteristics, or is associated with a person who has or is perceived as having any of those characteristics.
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
•Our success depends on our ability to offer new and innovative products and services that fulfill the needs of location partners and create strong and sustained player appeal.
•We are dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for our business on acceptable terms.
•Our future results of operations may be negatively impacted by slow growth in demand for gaming terminals and by the slow growth of new gaming jurisdictions and related regulations.
•We depend heavily on our ability to win, maintain and renew contracts with location partners.
•Adverse economic conditions or decreased discretionary spending may adversely impact our business.
•Our ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by us or our stakeholders in obtaining or maintaining required licenses or approvals.
•Our business is geographically concentrated, which subjects us to greater risks from changes in local or regional conditions. Our revenue growth and future success depends on our ability to expand into new markets, which may not occur as anticipated or at all.
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
•We have identified material weaknesses in our internal control over financial reporting and if remediation of these material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired and our reputation and business could be adversely affected. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
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
Accel may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect its operations and ability to retain key employees. If Accel fails to obtain a license required in a particular jurisdiction for games and gaming terminals, hardware or software or have such license revoked, it will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by Accel to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if Accel’s license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, its ability to obtain or maintain a license in Montana, Nevada, Nebraska, Pennsylvania, Georgia or Pennsylvania may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and Accel fails to seek or does not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition.

For example, Accel has received a terminal operator license from the Pennsylvania Gaming Control Board (the “PA Board”). While Accel does not expect that the composition of the PA Board will change in the near term, there can be no assurances with respect thereto, and any changes in composition to the PA Board could alter existing interpretations or enforcement of the Pennsylvania Gaming Act. In Illinois, Accel was granted its original license to conduct business as a terminal operator by the Illinois Gaming Board (the “IGB”) in 2012, and has most recently had its license renewed until March 2026. The Company was also granted a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice through June 2023. The Montana license is renewable annually. Additionally, in Nevada, Accel was granted a two-year terminal operator license from the Nevada Gaming Commission (the “NGC”) in June 2022. This license will be up for renewal in June 2024. The Company was also granted a cash device distributor license by the Nebraska Department of Revenue in March 2022 that will be up for renewal in December 2023. The renewal of each license is subject to certain licensing requirements. In addition, the renewal of the Illinois and the Nevada licenses are subject to, among other things, continued satisfaction of suitability requirements.
In addition to any licensing requirements, some of Accel’s location partners are required to be licensed, and delays in or failure to obtain approvals of these licenses may adversely affect results of operations, cash flows and financial condition. Accel and certain of its affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of equity securities), directors, officers and key employees are subject to extensive background investigations, personal and financial disclosure obligations and suitability standards in its businesses. Certain jurisdictions may require the same from Accel’s lenders or key business partners. The failure of these individuals and business entities to submit to such background checks and provide required disclosure, or delayed review or denial of application resulting from such submissions, could jeopardize Accel’s ability to obtain or maintain licensure in such jurisdictions. Any delay, difficulty, or failure by any of Accel’s major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact its licensure in other jurisdictions, which can ultimately negatively affect opportunities for growth. In addition, the failure of Accel’s officers, directors, key employees or business partners, equity holders, or lenders to obtain or maintain licenses in one or more jurisdictions may require Accel to modify or terminate its relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction. The licensing procedures and background investigations of the authorities that regulate Accel’s businesses may inhibit potential investors from becoming significant stockholders, inhibit existing stockholders from retaining or increasing their ownership, or inhibit existing stockholders from selling their shares to potential investors who are found unsuitable to hold Accel stock by gaming authorities or whose stock ownership may adversely affect Accel’s ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority.
If Accel fails to manage its growth effectively, Accel may be unable to execute its business plan or maintain high levels of service and customer satisfaction.
Accel has experienced, and expects to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on its management and its operational and financial resources. Accel has also experienced significant growth in the number of location partners and players, and in the amount of data that it supports. Additionally, Accel’s organizational structure will become more complex as it scales its operational, financial and management controls to support additional jurisdictions as well as its reporting systems and procedures.
To manage growth in operations and personnel, Accel will need to continue to grow and improve its operational, financial, and management controls and reporting systems and procedures. Accel may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining its culture, which has been central to growth so far. Accel’s expansion has placed, and expected future growth will continue to place, a significant strain on management, customer experience, data analytics, sales and marketing, administrative, financial, and other resources. If Accel fails to manage its anticipated growth and change in a manner consistent with its reputation, the quality of its services may suffer, which could negatively affect its brand and reputation and harm its ability to attract location partners and players.

Accel’s success depends on its ability to offer new and innovative products and services that fulfill the needs of location partners and create strong and sustained player appeal.
Accel’s success depends upon its ability to fulfill the needs of location partners and players by offering new and innovative products and services on a timely basis. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. If Accel fails to accurately anticipate the needs of location and player preferences, it could lose business to competitors, which would adversely affect Accel’s results of operations, cash flows and financial condition. Accel may not have the financial resources needed to introduce new products or services on a timely basis or at all.
Accel’s business depends on content for gaming terminals, stand-alone ATMs, redemption devices, and amusement devices that is developed by third-party suppliers. Accel believes that creative and appealing game content results in more players visiting its location partners, which offers more revenue for location partners and provides them with a competitive advantage, which in turn enhances Accel’s revenue and ability to attract new business and to retain existing business. The success of such content is dependent on these suppliers’ ability to anticipate changes in consumer tastes, preferences and requirements and deliver to Accel in sufficient quantities and on a timely basis a desirable, high-quality and price-competitive mix of products. Accel’s suppliers’ products may fail to meet the needs of location partners due to changes in consumer preference or Accel’s suppliers may be unable to maintain a sufficient inventory to satisfy the requirements of location partners. In addition, suppliers must obtain regulatory approvals for new products, and such approvals may be delayed or denied. Accordingly, Accel may not be able to sustain the success of its existing game content or effectively obtain from third parties their products and services that will be widely accepted both by location partners and players.
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
The supply of Accel’s gaming terminals, stand-alone ATMs, redemption devices and amusement devices depend upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Accel’s operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. Additionally, certain components of our gaming terminals are sourced from China, where the initial outbreaks of the COVID-19 occurred and where other widespread public health problems and the country’s responses thereto, have led to quarantines, shutdowns, shipping or logistics changes, or other disruptions that could impair our ability to obtain gaming terminals and their components. Accel has achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, Accel is exposed to the credit and other risks of having a small number of key suppliers. In addition, during 2022, Accel had to accelerate certain of its capital expenditures related to gaming machine components to manage its supply chain, resulting in higher capital expenditures for the year than Accel had originally anticipated. While Accel makes every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, it cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues or other factors may result in Accel’s suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to Accel or may force them to seek to renegotiate existing contracts.
Failure of key suppliers to meet their delivery commitments could result in Accel being in breach of and subsequently losing contracts with key location partners. Although Accel believes it has alternative sources of supply for the equipment and other supplies used in its business, the limited number of suppliers in the distributed gaming business could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that it is party to with location partners, increases in the prices it must pay for products or components, problems with product quality or components coming to the end of their life and other concerns. Accel may be unable to find adequate replacements for suppliers within a reasonable time frame, on favorable commercial terms or at all.
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
Slow growth or declines in the demand for gaming terminals could reduce the demand for Accel’s services and negatively impact results of operations, cash flows and financial condition. Moreover, even with the expansion of gaming into new jurisdictions, the opening of new locations and the addition of new gaming terminals and amusement machines in existing locations, demand for Accel’s services could decline due to the desires of location partners, unfavorable economic conditions, failure to obtain regulatory approvals and the availability of financing. Accordingly, Accel may not be successful in placing additional gaming terminals or amusement machines with additional locations.
Accel depends heavily on its ability to win, maintain and renew contracts with its location partners, and it could lose substantial revenue if it is unable to renew certain of its contracts on substantially similar terms or at all.
Accel’s contracts with its location partners generally contain initial multi-year terms. Contracts entered into with Illinois-based location partners prior to February 2018 typically contain automatic renewal provisions that provide the individual partner with an option to terminate within a specified time frame. As a result of the IGB rule changes, contracts entered into after February 2018 do not contain renewal provisions, automatic or otherwise. At the end of a contract term, location partners may choose to extend their engagement by signing a new contract or may sign with a competitor terminal operator, in their sole discretion.
While Accel has historically experienced high rates of contract extension or renewal, these rule changes may lead to declines in contract extension or renewal. The termination, expiration or failure to renew one or more of its contracts with its location partners could cause it to lose substantial revenue, which could have an adverse effect on its ability to win or renew other contracts or pursue growth initiatives.
In addition, Accel may not be able to obtain new or renewed contracts with location partners that contain terms that are as favorable as Accel’s current terms in its current contracts, and any less favorable contract terms or diminution in scope could negatively impact Accel’s business.
Additionally, Accel’s revenue, business, result of operations, cash flows and financial condition could be negatively affected if its location partners sell or merge themselves or their locations with other entities. Upon the sale or merger of such locations, Accel’s location partners could choose to no longer partner with Accel and decide to contract with its competitors.
Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics, pandemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect Accel’s business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, rising interest rates and labor shortages, or inflation or stagflation, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, U.S. capital and credit markets may be adversely affected by the conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. The difficulty or inability of location partners to generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Accel’s revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at location partners and may result in fewer players visiting location partners, reduced play levels, and lower amounts spent per visit, adversely affecting Accel’s results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting location partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, such as the COVID-19 pandemic, inflation, stagflation, rising interest rates or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on Accel.
Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all. In addition, Accel may expand into new businesses, which may subject it to additional risks.
Accel’s future success and growth depend in large part on the successful addition of new locations as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets. Over the past few years, Accel has entered new jurisdictions such as Pennsylvania, Georgia, Iowa, Nebraska, Montana and Nevada. These markets are newer to Accel and its success depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, Accel is attempting to enter into or expand its presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, Accel may need to develop or expand its sales channels and leverage the relationships with its location partners in order to execute this strategy. There can be no assurance that video gaming will have success with new location partners or in new markets, or that it will succeed in capturing a significant or even acceptable market share in any new markets, including Pennsylvania, Georgia, Nebraska and Iowa. In addition, it is possible that Accel will not be able to commence operations in the Pennsylvania market due to regulatory or other concerns. See “— Accel is subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose Accel to fines or other penalties.” If Accel fails to successfully expand into these markets, it may have difficulty growing its business and may lose business to its competitors.
In addition, if Accel is presented with appropriate opportunities, Accel may expand beyond its core gaming business by acquiring other additional businesses, services, resources, or assets, including hospitality operations, that it believes will be accretive to its core business, which may subject Accel to additional risks.
Accel’s business is geographically concentrated, which subjects it to greater risks from changes in local or regional conditions.
Accel currently installs gaming terminals and amusement devices in locations primarily in Illinois, Montana and Nevada. Due to this geographic concentration, Accel’s results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Accel largely depends on local markets of each location for players. Local competitive risks and the failure of location partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect Accel’s business. As a result of the geographic concentration of Accel’s businesses, it faces a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois is more severely impacted by any such adverse condition, as compared to other areas in the United States. Accel is subject to similar concentration risks in Georgia, Iowa, and Nebraska, and if Accel is successful in expanding its operations into Pennsylvania, or other gaming jurisdictions, it may also face similar concentration risk there.
If Accel fails to offer a high-quality experience, its business and reputation may suffer.
Once Accel installs gaming terminals and amusement machines in location partners, those location partners rely on support from Accel to resolve any related issues. High-quality user and location education and customer service to the licensed establishments have been key to Accel’s brand and is important for the successful marketing and sale of its products and services and to increase the number of gaming terminals and amusement machines at its locations. The importance of high-quality customer service to its locations will increase as Accel expands its business and pursues new location partners and potentially expands into new jurisdictions. For instance, if Accel does not help its location partners quickly resolve issues, whether those issues are regulatory, technical, or data related, and provide an effective ongoing level of support, its ability to retain or renew contracts with its location partners could suffer and its reputation with existing or potential location partners may be harmed. In some cases, Accel depends on third parties to resolve such issues, the performance of which is out of Accel’s control. Further, Accel’s success is highly dependent on business reputation and positive recommendations from existing location partners. Any failure to maintain high-quality levels of service, or a market perception that Accel does not maintain a high-quality service to its locations, could harm its reputation, its ability to market to existing and prospective location partners, and Accel’s results of operations, cash flows and financial condition.
In addition, as Accel continues to grow its operations and expand into additional jurisdictions, Accel needs to be able to provide efficient support that meets the needs of its location partners. The number of locations with Accel’s products has grown significantly and that may place additional pressure on its support organization. As Accel’s base of location partners continues to grow, it may need to increase the number of relationship managers, customer service and other personnel it employs to provide personalized account management, assistance to its location partners in navigating regulatory applications and ongoing compliance concerns, and customer service, training, and revenue optimization. If Accel is not able to continue to provide high levels of customer service, its reputation, as well as Accel’s results of operations, cash flows and financial condition, could be harmed.
Accel’s revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand its sales force and increase the productivity of its sales force.
Most of Accel’s revenue has been attributable to the efforts of its sales force, which consists of both in-house personnel and independent agents. In order to increase Accel’s revenue and achieve and sustain profitability, Accel intends to increase the size of its sales force to generate additional revenue from new and existing locations.
Accel’s ability to achieve significant revenue growth will depend, in large part, on its success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Accel’s recent hires and planned hires may not become productive as quickly as expected and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, Accel’s revenue may not increase at anticipated levels and its ability to achieve long-term projections may be negatively impacted. In addition, as Accel continues to grow, a larger percentage of its sales force will be new to Accel and its business, which may adversely affect Accel’s sales if it cannot train its sales force quickly or effectively. Attrition rates may increase, and Accel may face integration challenges as it continues to seek to expand its sales force. Accel also believes that there is significant competition for sales personnel with the skills that it requires in the industries in which it operates and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where it operates or plans to operate. If Accel is unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new location partners or promoting activity within Accel’s existing location partners, Accel’s business may be adversely affected.
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
Accel may not be able to successfully integrate any businesses that it acquires or do so within intended timeframes. Accel could face significant challenges in managing and integrating its acquisitions and combined operations, including acquired assets, operations and personnel, as well as maintaining or developing, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures). In addition, any expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on Accel’s results of operations, cash flows and financial condition. Accel expects to incur incremental costs and capital expenditures related to its contemplated integration activities.
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
Accel’s ability to realize the anticipated benefits of its June 2022 acquisition of Century, will depend, to a large extent, on its ability to successfully integrate our business with the business we acquired. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with Century’s business include:
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
There is no assurance that Accel will successfully or cost-effectively integrate with Century, including our systems, technology, networks and business practice, and the costs of achieving systems integration may substantially exceed Accel’s current estimates. Issues that arise during this process may divert management’s attention away from Accel’s day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact Accel’s relationships with customers, suppliers, employees and other constituencies. Accel and Century’s combined results of operations could also be adversely affected by any issues Accel discovers that were attributable to operations of the Century entities that arose before the acquisition. Moreover, as a non-public company at the time of the acquisition, Century did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for Century into compliance with those requirements may cause Accel to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of the combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Accel’s business could suffer and its results of operations and financial condition may be harmed.
Accel faces significant competition from other gaming and entertainment operations, and Accel’s success in part relies on maintaining Accel’s competitive advantages and market share in key markets.
Accel faces significant competition from suppliers and other operators of gaming terminals and dartboards, pool tables and other related non-gaming equipment at location partners. Accel competes on the basis of the responsiveness of its services, and the popularity, content, features, quality, functionality, accuracy, and reliability of its products. In order to remain competitive and maintain Accel’s existing market share, Accel must continuously offer popular, high-quality games in a timely manner and new services or enhancements to its existing services. These services or enhancements may not be well received by location partners or consumers, even if well reviewed and of high quality. In addition, some of Accel’s current and future competitors may enjoy substantial competitive advantages over it, such as greater name recognition, longer operating histories, or greater financial, technical, and other resources. These companies may use these advantages to offer services that respond better to the needs of location partners, spend more on advertising and brand marketing, expand their operations, or respond more quickly and effectively than Accel does or can to new or changing opportunities, technologies, standards, regulatory conditions or requirements, or player preferences. These competitors could use these advantages to capture additional market share to Accel’s detriment in key markets. Additionally, Accel could lose some or all of the competitive advantages that it currently enjoys over its current and potential competitors. Accel also faces high levels of competition related to newly legalized gaming jurisdictions and for openings of new or expanded locations. Accel’s success depends on its ability to successfully enter new markets and compete successfully for new business, which is not certain to occur. Any of these developments could have an adverse effect on Accel’s results of operations, cash flows and financial condition and could result in a loss of market share in key markets.
Accel operates in the highly competitive gaming industry, and Accel’s success depends on its ability to effectively compete with numerous types of businesses in a rapidly evolving, and potentially expanding, gaming environment.
While Accel’s operations face competition from many forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel, Accel faces particularly robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using Accel’s products in location partners, and adversely affect its business. Even Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting location partners to play on Accel’s gaming terminals.
The availability of competing gaming activities could increase substantially in the future. Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states in which we operate, adjacent states or jurisdictions where Accel plans to operate in the future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including gaming terminals). See “ —Accel’s revenue growth and future success depends on its ability to expand into new markets, which may not occur as anticipated or at all. In addition, Accel may expand into new businesses, which may subject it to additional risks.” for more information. While Accel believes it is well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions (both legal and illegal) could further compete with Accel’s gaming terminals, which could have an adverse impact on Accel’s results of operations, cash flows and financial condition.
The concentration and evolution of the gaming terminal manufacturing industry could impose additional costs on Accel.
A majority of Accel’s revenue is attributable to gaming terminals and related systems supplied by it at location partners. A substantial majority of the gaming terminals sold in the U.S. in recent years have been manufactured by a few select companies, and there has been extensive consolidation within the gaming equipment sector in recent years, including the acquisitions of Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries, Inc. by Light & Wonder, Inc. and International Game Technology PLC by GTECH S.p.A, respectively.
Consolidation may force Accel to enter into purchase arrangements for new gaming terminals that are more expensive to operate than its existing gaming terminals. If the newer gaming terminals do not result in sufficient incremental revenues to offset the potential increased investment and costs, it could damage Accel’s profitability. In the event that Accel loses a supplier, it may be unable to replace such supplier, and Accel’s remaining suppliers may increase fees and costs. See “— An increase in Accel’s borrowing costs would negatively affect its financial condition, cash flow and results of operations.”
Accel’s operations are largely dependent on the skill and experience of its management and key personnel. The loss of management and other key personnel could significantly harm Accel’s business, and it may not be able to effectively replace members of management who may leave Accel.
Accel’s success and competitive position are largely dependent upon, among other things, the efforts and skills of its senior executives and management team, including Andrew H. Rubenstein as the Chief Executive Officer and President, Karl Peterson as Chairman of the Board, Mathew Ellis as Chief Financial Officer, Derek Harmer as General Counsel and Chief Compliance Officer and Mark Phelan as Chief Revenue Officer. Although Accel has entered into employment agreements with senior executives and key personnel, there can be no assurance that these individuals will remain employed. If Accel loses the services of any members of its management team or other key personnel, its business may be significantly impaired.
Accel relies on assumptions and estimates to calculate certain key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business.
Accel regularly reviews metrics, including the number of players and other measures, to evaluate growth trends, measure performance and make strategic decisions. Additionally, Accel commits significant amounts of resources and employee time to understanding the inherent historical patterns of gaming results within individual location partners. Accel uses this pattern recognition process to implement more optimal gaming layouts for location partners, with the goal of generating increased gaming revenue.
Certain of Accel’s key business metrics, including number of locations, number of gaming terminals and other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Light & Wonder, Inc., a contractor of the IGB. See “Accel Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While Accel believe these figures to be reasonable and that its reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should Accel decide to review these or other figures, it may discover material inaccuracies, including unexpected errors in its internal data that result from technical or other errors. If Accel determines that any of its metrics are not accurate, they may be required to revise or cease reporting such metrics and such changes may harm Accel’s reputation and business.
Accel’s results of operations, cash flows and financial condition could be affected by natural events in the locations in which it or its location partners, suppliers or regulators operate.
Accel may be impacted by severe weather and other geological events, which could potentially be exacerbated by climate change. For example, Accel could be impacted by hurricanes, tornados, earthquakes, floods or tsunamis that could disrupt operations or the operations of its location partners, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of Accel’s facilities or suppliers’ facilities may impair or delay the operation, development, provisions or delivery of its products and services. Additionally, disruptions experienced by Accel’s regulators due to natural disasters or otherwise could delay the introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While Accel insures against certain business interruption risks, there can be no assurance that such insurance will adequately compensate for any losses incurred as a result of natural or other disasters. Any serious disruption to Accel’s operations, or those of its location partners, suppliers, data service providers, or regulators, could have an adverse effect on Accel’s results of operations, cash flows and financial condition.
The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, operations and financial condition for an extended period of time.
Since its initial outbreak, the spread of COVID-19 and its variants, and the measures taken in response to the pandemic, have had a global and national impact, both direct and indirect, on businesses and commerce. Despite progress in the administration of vaccines, the future impact of the pandemic on global and local economies will continue to depend on future developments such as the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, as well as government-imposed restrictions or mandates. As a result, the length of the pandemic and its ultimate economic and human toll cannot yet be determined
The mandated shutdowns of our location partners’ gaming operations and our gaming terminals by the IGB from March 16, 2020 to July 1, 2020 and from November 19, 2020 to January 16, 2021 substantially and adversely impacted our business, operations and financial condition. In addition, we have been, and may continue to be further, negatively impacted by related developments in response to resurgences of COVID-19 and its variants, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has significantly impacted, and could continue to impact, travel of customers to our location partners.
While the IGB announced the resumption of all video gaming activities in January 2021, it is possible that it or the State of Illinois will order a shutdown by region (currently 11 regions), or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to a resurgence of COVID-19 or other events. We may be adversely impacted as a result of any future adverse impact of COVID-19 on our location partners.
Further, our business may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19 and its related variants, which could contribute to weak demand for gaming and non-gaming services.
Additionally, given the existing impact of COVID-19 on our business, operations and financial condition and potential future impact, we can make no assurances that we will be able to successfully pursue expansion of gaming operations into new jurisdictions or that such jurisdictions will pass laws and regulations allowing gaming, the opening of new locations, the addition of new gaming terminals and amusement machines in existing locations or the acquisition of other terminal operators.
There may be other adverse consequences to our business, operations and financial condition from the spread of COVID-19 that we have not considered. Prior to March 2020, we had not previously experienced a complete cessation of our business operations, and as a consequence, our ability to predict the impact of any future cessation on our business and future prospects is limited. We can offer no assurances that the effects of COVID-19 are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this pandemic has passed. As a result, COVID-19 may continue to have a material adverse impact on our business, operations and financial condition for an extended period of time.
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
In addition, Accel is subject to other rules and regulations related to its business and operations, including rules and regulations concerning the sale and service of alcoholic beverages.
Although Accel plans to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that Accel will do so, and that law enforcement or gaming or other regulatory authorities will not seek to restrict Accel’s business in their jurisdictions or institute enforcement proceedings if Accel is not compliant. For example, Accel is currently involved in an administrative hearing process with the IGB related to certain alleged violations of the Video Gaming Act and related rules. See “Legal Proceedings” for more information. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on its ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against Accel or seize certain assets if Accel violates gaming regulations. Accel’s reputation may also be damaged by any legal or regulatory investigation, regardless of whether Accel is ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Montana, Nevada or any other states or other jurisdiction in which Accel operates or may operate (including jurisdictions at the county, district, municipal, town or borough level), may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent Accel from continuing to operate in the jurisdictions where it currently conducts business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on Accel’s results of operations, cash flows and financial condition. If any jurisdiction in which Accel operates were to repeal gaming enabling legislation, there could be no assurance that Accel could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on operations. For example, 55 municipalities in Illinois have adopted ordinances requiring the collection of additional taxes, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Accel has paid a penalty with respect to an alleged violation in one municipality (see "Item 3. Legal Proceedings") and has received notice of a potential violation from another municipality. Additionally, membership changes within regulatory agencies could impact operations.
Accel is obligated to develop and maintain proper and effective internal control over financial reporting. Accel has identified material weaknesses in its internal control over financial reporting and if remediation of these material weaknesses is not effective, or if Accel fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired and its reputation and business could be adversely affected. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
As a public company, Accel is required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act, Accel’s independent registered public accounting firm is required to annually attest to the effectiveness of Accel’s internal control over financial reporting. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause Accel to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our Class A-1 common stock.
Management’s assessment needs to include disclosure of any material weaknesses identified by management in Accel's internal control over financial reporting. Management’s assessment could detect problems with internal controls, and the independent assessment of the effectiveness of internal controls by Accel’s auditors could detect further problems that management’s assessment might not and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require Accel to incur the expense of remediation.
A material weakness is a deficiency or combination of deficiencies in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to its consolidated financial statements that would be material and would not be prevented or detected on a timely basis. In connection with the preparation of this Annual Report, the following material weaknesses in internal control over financial reporting were identified, which were not remediated as of December 31, 2022.
There are deficiencies in the design and implementation of the Company’s internal controls due to ineffective control environment, risk assessment, and information and communication resulting from an insufficient headcount necessary to support general information technology controls and most process-level controls. These deficiencies represent material weaknesses in internal control over financial reporting, which could impact the consistency, timeliness and accuracy of financial reporting in accordance with U.S. GAAP. Accel has invested considerable time and resources toward improving the design and implementation of internal control over financial reporting. See "Controls and Procedures".
However, it cannot assure you that these or other measures will fully remediate the material weaknesses in a timely manner. If Accel’s remediation of these material weaknesses is not effective, it may cause Accel to become subject to investigation or sanctions by the SEC or adversely affect investor confidence in Accel and, as a result, the value of our Class

A-1 common stock. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future. In addition, if Accel is unable to continue to meet its financial reporting obligations, it may not be able to remain listed on the NYSE.
Accel may be liable for product defects or other claims relating to its products that it provides to its location partners.
The products that Accel provides to its location partners could be defective, fail to perform as designed or otherwise cause harm to players or location partners. If any of the products Accel provides are defective, Accel may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect profitability. In the event of any repair or recall, Accel could be dependent on the services, responsiveness or product stock of key suppliers, and any delay in their ability to resupply or assist in servicing key products could affect its ability to maintain the gaming terminals in location partners. Any problem with the performance of Accel’s products could harm its reputation, which could result in a loss of existing or potential locations and players. In addition, the occurrence of errors in, or fraudulent manipulation of, Accel’s products or software may give rise to claims by location partners or by players, including claims by location partners for lost revenues and related litigation that could result in significant liability. Any claims brought against Accel by location partners or players may result in the diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for products or services, or injury to reputation. Accel’s insurance or recourse against other parties may not sufficiently cover a judgment against it or a settlement payment, and any insurance payment is subject to customary deductibles, limits and exclusions. In addition, a judgment against Accel or a settlement could make it difficult for it to obtain insurance in the coverage amounts necessary to adequately insure its businesses, or at all, and could materially increase insurance premiums and deductibles. Software bugs or malfunctions, errors in distribution or installation of Accel’s software, failure of products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject Accel to investigation or other action by gaming regulatory authorities, including fines.
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
If Accel’s estimates or judgments relating to accounting policies prove to be incorrect or financial reporting standards or interpretations change, its operating results could be adversely affected.
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
Accel believes that its success depends, in large part, on providing secure products, services and systems to locations and players, and on the ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of products and services. Accel’s business sometimes involves the storage, processing and transmission of proprietary, confidential and personal information, and any future player program it may institute will also involve such information. Accel also maintains certain other proprietary and confidential information relating to its business and personal information of its personnel. All of Accel’s products, services and systems are designed with security features to prevent fraudulent activity. Despite these security measures, Accel’s products, services and systems may be vulnerable to attacks by location partners, players, retailers, vendors or employees, or breaches due to cyber-attacks, viruses, malicious software, computer hacking, security breaches or other disruptions. Expanded use of the Internet and other interactive technologies may result in increased security risks for Accel and its location partners because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target and Accel may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, hackers and data thieves are becoming increasingly sophisticated and could operate large-scale and complex automated attacks. Any security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of certain data, the loss, corruption or alteration of this data, interruptions in operations or damage to computers or systems or those of certain players or third-party platforms. Any of these incidents could expose Accel to claims, litigation, fines and potential liability. Accel’s ability to prevent anomalies and monitor and ensure the quality and integrity of its products and services is periodically reviewed and enhanced, and Accel regularly assesses the adequacy of security systems, including the security of its games and software, to protect against any material loss to location partners and players, as well as the integrity of its products and services and its games. However, these measures may not be sufficient to prevent future attacks, breaches or disruptions.
There is a risk that Accel’s products, services or systems may be used to defraud, launder money or engage in other illegal activities at its locations. Accel’s gaming machines have also experienced anomalies in the past. Games and gaming machines may be replaced by Accel and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, Accel’s gaming machines or other products and services, may give rise to claims from players or location partners, may lead to claims for lost revenue and profits and related litigation by location partners and may subject Accel to investigation or other action by regulatory authorities, including suspension or revocation of licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with Accel’s products and services, substantial resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of strategic objectives.
Further, third party-hosted solution providers that provide services to Accel, such as Rackspace, Salesforce or NetSuite, have in the past been subject to cyber security incidents. Although these incidents have not had a material impact to date on our business, results of operations, financial condition or reputation to date, a future failure of these third parties’ security systems and infrastructure could adversely affect us.
Risks related to our Financial Condition
Accel’s level of indebtedness and its related variable interest rate could adversely affect results of operations, cash flows and financial condition.
As of December 31, 2022, Accel had total indebtedness of $545.4 million, all of which was borrowed under its current Credit Agreement, and had approximately $329.0 million of availability.
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
Certain of Accel’s gaming terminal and amusement machine acquisitions are financed using revolving credit facilities and bank loans. Accel’s credit agreements include variable interest rates and regular required interest, fee and amortization payments. If Accel is unable to generate sufficient revenue to offset the required payments, it could have an adverse effect on Accel’s results of operations, cash flows and financial condition. We manage our exposure to some of our interest rate risk through the use of interest rate caplets, which are derivative financial instruments. We pay certain premiums under these caplets, and there can be no assurance that we will be able to successfully protect ourself from all negative interest rate fluctuations at a reasonable cost.
Accel may not have sufficient cash flows from operating activities, cash on hand and available borrowings under its credit agreement to finance required capital expenditures under new contracts and meet other cash needs.
Accel’s business generally requires significant upfront capital expenditures for gaming terminals and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a gaming or amusement contract, Accel may provide new equipment or impose new service requirements at a location, which may require additional capital expenditures in order to enter into or retain the contract. Historically, Accel has funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the Credit Agreement.
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
If Accel does not have adequate liquidity or is unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, it may not be able to pursue certain contracts, which could result in the loss of business or restrict the ability to grow. Moreover, Accel may not realize the return on investment that it anticipates on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. Accel may not have adequate liquidity to pursue other aspects of its strategy, including bringing products and services to new location partners or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event Accel pursues significant acquisitions or other expansion opportunities, conducts significant repurchases of outstanding securities, or refinances or repays existing debt, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under its existing financing arrangements, which sources of funds may not necessarily be available on acceptable terms, if at all.
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
A breach of the covenants or restrictions under the agreements governing Accel's indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow Accel's lenders to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders could terminate commitments to lend money, if any. In the event Accel's lenders accelerate the repayment of Accel's borrowings, Accel may not have sufficient assets to repay that indebtedness. There can be no assurance that Accel will be granted waivers or amendments to these agreements if for any reason it is unable to comply with these obligations or that it will be able to refinance its debt on terms acceptable or at all.
Risks Related to Our Common Stock
Clairvest Group Inc.(“Clairvest”) and members of the Rubenstein Family own a significant portion of Common Stock and have representation on the Company Board. Clairvest, through its affiliates, and members of the Rubenstein Family may have interests that differ from those of other stockholders.
As of December 31, 2022, approximately 19.5% of the shares of our Class A-1 common stock was beneficially owned by affiliates of Clairvest. Following the consummation of the merger of TPG Pace Holding Corp. (“TPG”) and Accel Entertainment, Inc. (the “Business Combination”), one director was jointly nominated by TPG and Clairvest. While Accel’s subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to the Company’s directors’ obligation to act in the interest of all of the Company’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Clairvest continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with Clairvest are members of the Company Board and/or any committees thereof, Clairvest may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. Clairvest's influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Additionally, Clairvest and its affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Accel or that supply Accel with goods and services. Clairvest or its affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Accel’s business, and as a result those acquisition opportunities may not be available to Accel. Prospective investors should consider that the interests of Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2022, approximately 10% of the shares of our Class A-1 common stock were beneficially owned by Mr. A. Rubenstein, approximately 3% of the shares of our Class A-1 common stock were beneficially owned by his brother, Mr. G. Rubenstein, and Mr. A. Rubenstein, together with Mr. G. Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 13% of the shares of our Class A-1 common stock. Although each of Mr. A. Rubenstein and Mr. G. Rubenstein, each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. A. Rubenstein and Mr. G. Rubenstein are members of the Company Board. As a result, the Rubenstein Family may be able to significantly influence the outcome of matters submitted for director action, subject to Accel’s director’s obligation to act in the interest of all of Accel’s stakeholders, and for stockholder action, including the designation and appointment of the Company Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Company Board and/or any committees thereof, and the Rubenstein Family may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. The Rubenstein Family’s influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Company Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of Accel’s outstanding equity interests and any individuals affiliated with such stockholder are members of the Company Board and/or any committees thereof, such major stockholder may be able to exert substantial influence on Accel and may be able to exercise its influence in a manner that is not in the interests of Accel’s other stakeholders. This influence over Accel’s management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of Accel, which could cause the market price of Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for Class A-1 common stock.
Holders of common stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
Holders of common stock are subject to certain gaming regulations. In Illinois, Georgia, Pennsylvania, Montana, Nevada and other regulated gaming jurisdictions, gaming laws can require any holder of common stock to be disclosed, file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming laws in Illinois, Georgia, Pennsylvania, Montana, Nevada and other regulated gaming jurisdictions also require any person who acquires beneficial ownership of more than 5% of voting securities of a gaming company to notify the gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own common stock.
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
•publication of research reports about Accel, its gaming locations or the gaming terminal industry generally;
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
The timing and amount of any repurchases under Accel’s stock repurchase program are subject to a number of uncertainties.
On November 21, 2021, Accel’s Board of Directors approved a share repurchase program of up to $200 million of shares of Class A-1 common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate Accel to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at Accel’s discretion.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of Accel’s shares will increase the cost to Accel of making repurchases and may cause Accel to reduce the number of shares repurchased pursuant to the repurchase program.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own our 58,000 sq. ft. corporate headquarters in Burr Ridge, Illinois. This facility houses service, support and sales functions for the Chicagoland region. It is the primary location for the majority of the executive management team, as well as the primary location for several other business units and shared services such as legal/compliance, human resources, information technology, security, fleet, finance/accounting, data digital, sales, service, amusements, and marketing and service units. The facility supports Accel’s 24/7 Service Solutions Call Center, as well as onsite route management and collection processing in Illinois. This facility also contains Accel’s largest warehouse, from which equipment installations, preparation, programming, and repairs occur, as well as gaming terminal quality assurance processes and general storage. In this facility there is an IGB-approved secured storage site for sensitive gaming equipment and materials.
In Illinois, we own facilities in Peoria, Springfield, Glen Carbon and Rockford that support our operations We also own two properties in Billings, Montana, one of which is used to support our operations and the other of which is a gaming location.
We also rent an additional fourteen locations in Illinois, nine locations in Montana, eight locations in Nevada, four locations in Georgia, two locations in Iowa, two locations in Nebraska, and one location in Pennsylvania, that are used to support our operations and provide warehousing for our equipment.
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

From 2013 to 2015, the Plaintiffs filed additional claims, including J&J Ventures Gaming, LLC et al. v. Wild, Inc. (“Wild”), in various circuit courts seeking declaratory judgments with a number of establishments, including each of the Defendant Establishments, requesting declarations that, among other things, J&J held the exclusive right to operate gaming terminals at each of the Defendant Establishments as a result of the J&J Assigned Agreements. Accel was granted leave to intervene in all of the declaratory judgments. The circuit courts found that the J&J Assigned Agreements were valid because each of the underlying location agreements were between an unlicensed establishment and an unlicensed terminal operator, and therefore did not constitute use agreements that were otherwise precluded from assignment under the IGB’s regulations. Upon Accel’s appeal, the Illinois Appellate Court, Fifth District (the “District Court”), vacated the circuit courts’ judgments and dismissed the appeals, holding that the IGB had exclusive jurisdiction over the matter that formed the basis of the parties’ claims, and declined to consider the merits of the parties’ disputes. On September 22, 2016, and after the IGB intervened, the Supreme Court of Illinois issued a judgment in Wild, affirming the District Court’s decision vacating the circuit courts’ judgments for lack of subject matter jurisdiction and dismissing the appeals, determining that the IGB has exclusive jurisdiction to decide the validity and enforceability of gaming terminal use agreements.
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
On October 7, 2019, Accel filed a lawsuit in the Circuit Court of Cook County, Illinois against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. Accel alleged that Mr. Rowell and a competitor were working together to interfere with Accel’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against Accel alleging that he had not received certain equity interests in Accel to which he was allegedly entitled under his agreement. Accel has answered the complaint and asserted a counterclaim, and intends to defend itself against the allegations. Discovery is ensuing. Mr. Rowell's claims and Accel's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against Accel. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with Accel, wrongfully solicited prohibited licensed video gaming locations. The parties settled this dispute in April 2022.
On December 18, 2020, we received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine us in the amount of $5 million. We filed our initial answer to the IGB’s complaint on January 11, 2021. On July 22, 2022, both parties filed motions for summary judgment. We expect decisions on the motions in the first quarter of 2023.
On March 9, 2022, we filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing, as well as unjust enrichment. The Court granted Gold Rush’s motion to dismiss, with leave to amend, on November 16, 2022. We filed an amended complaint on December 22, 2022, and asked the court to summarily dismiss the repealed claims to allow us to seek appeal of their dismissal by the Circuit Court. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against us. The lawsuit alleges that we tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. Following our motion to dismiss, on November 16, 2022, the Court dismissed two of Gold Rush’s claims against us, but allowed four claims to proceed. We answered the complaint on December 14, 2022. The parties are currently engaged in the discovery process and no trial date has been set. We intend to vigorously defend ourself against the allegations in the complaint and deny any allegations of wrongdoing.

On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, Accel and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of Accel and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against Accel. A responsive pleading is not yet due. On April 22, 2022, we filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of our conversion of the convertible notes.
In July 2022, an enforcement action was brought against us by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, we pled no contest and paid an initial penalty to the municipality in October 2022. We paid a similar penalty each month for the remaining months of 2022 and we anticipate such payments to continue in 2023.
See Note 20 to the consolidated financial statements included herein for discussion of the financial impact of these matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock has traded on the NYSE under the ticker symbol “ACEL” since November 21, 2019. Prior to that time, our Class A ordinary shares were listed under the symbols “TPGH”. On November 21, 2019, we delisted the units offered in our initial public offering, each consisting of one Class A ordinary share and one-third of a warrant, which were listed under the symbol “TPGH.U”, and the units ceased to trade. In August of 2020, our public warrants, which were previously listed under the symbol “ACEL-WS” were delisted from the NYSE.
Stockholders
There were 100 stockholders of record of our Class A-1 common stock, and 111 stockholders of record of our Class A-2 common stock as of February 24, 2023.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
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

The following table provides the shares purchased under the share repurchase program in the fourth quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

October 2022	1,035,358	$8.84	7,416,171	$119.9

November 2022	489,922	$9.00	7,906,093	$115.5

December 2022	439,188	$8.03	8,345,281	$112.0
Total	1,964,468
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 20, 2019 (the day prior to our Class A-1 common stock being traded on the NYSE) through December 31, 2022 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) Accel’s Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on November 20, 2019.
The stock price performance below is not necessarily indicative of future stock price performance.

	11/20/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Accel Entertainment	$100.00	$119.05	$92.24	$118.90	$70.32
NASDAQ Composite Index	$100.00	$105.23	$151.52	$183.92	$123.05
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$107.94	$125.07	$123.20	$91.96
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
A discussion of Accel’s results of operations on a consolidated basis for the years ended December 31, 2022 and 2021 are presented below. For the discussion of Accel’s results of operations on a consolidated basis for the years ended December 31, 2021 and 2020 please see our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed on March 11, 2022.
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the markets we serve. Our business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. We also operate stand-alone ATMs in gaming and non-gaming locations. We currently operate as a distributed gaming operator in the following states:
•Illinois - we are a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana - we were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice effective through June 2023,
•Nevada - we were granted a two-year terminal operator license in June 2022 by the Nevada Gaming Commission,
•Georgia - we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa - we are registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa,
•Nebraska - we became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska in June 2022, and commenced operations in this market,
•Pennsylvania - we have held a license from the Pennsylvania Gaming Control Board since November 2020.
Century is also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets.
We are also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
Century Acquisition
On June 1, 2022, we completed our previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation. The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the year ended December 31, 2022 includes the results of Century from the date of acquisition.

Macroeconomic Factors
Ongoing interest rate increases and persistent inflation may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the United States and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, levels of gaming activity would not be adversely affected. Further, as described in more detail below, we have observed certain increases in our costs, particularly higher wages and increased fuel costs, as well as increased interest expense on our debt. In addition, during 2022, we accelerated certain of our capital expenditures related to gaming machine components to manage our supply chain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
Impact of COVID-19
Following the initial outbreak in early 2020, COVID-19 began a resurgence in the fall of 2020 with the virus spreading exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday, November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within the licensed establishments.
This temporary shutdown of Illinois video gaming impacted 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021. In light of this event and its effect on our employees and licensed establishment partners, we took action to position the Company to help mitigate the effects of the temporary cessation of operations. During the shutdown, the Company furloughed idle staff as appropriate and deferred certain payments to major vendors.
As a result of these developments, our 2021 revenues, results of operations and cash flows were materially affected. The COVID-19 situation is rapidly changing as new variant strains continue to pose a threat to public health and additional impacts to the business and financial results may arise that we are not aware of currently.
While variants of COVID-19 continue to impact infection rates and the U.S. healthcare system, it is possible that the regulating bodies or the states in which we operate, or their regulating bodies, may order future shutdowns, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to COVID-19 and its related variants. As such, there may be additional operational and financial impacts on the business from future resurgences of COVID-19 and its variant strains, which we cannot reasonably anticipate.
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
Manufacturing. Manufacturing revenue represents sales of gaming terminals by Grand Vision Gaming, a wholly-owned subsidiary of Century, which is a designer and manufacturer of gaming terminals and related equipment.

ATM fees and other revenue. ATM fees and other revenue represents fees charged for the withdrawal of funds from Accel’s redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction.
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net video gaming revenue that is payable to the appropriate jurisdiction, (ii) licenses, permits and other fees required for the operation of gaming terminals and other equipment, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) costs associated with the sale of gaming terminals.
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
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and the gaming locations in the states we serve, which allow us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to Accel’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of primarily 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.
Interest expense, net
Interest expense, net consists of interest on Accel’s current and prior credit facilities, amortization of financing fees, and accretion of interest on route and customer acquisition costs payable. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio. Interest expense, net also consists of interest income on convertible notes from Gold Rush that bore interest at the greater of 3% per annum or Accel's borrowing rate on its credit facility through December 31, 2021, as well as interest (income) expense on the interest rate caplets.
Income tax expense
Income tax expense consists mainly of taxes payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the years ended December 31, 2022 and 2021:

(in thousands, except %'s)	Year Ended December 31,		Increase / Decrease
	2022	2021	Change	Change %
Revenues:
Net gaming	$925,009	$705,784	$219,225	31.1%
Amusement	21,106	16,667	4,439	26.6%
Manufacturing	7,621	—	7,621	N/A
ATM fees and other revenue	16,061	12,256	3,805	31.0%
Total net revenues	969,797	734,707	235,090	32.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	670,901	494,032	176,869	35.8%
General and administrative	145,942	110,818	35,124	31.7%
Depreciation and amortization of property and equipment	29,295	24,636	4,659	18.9%
Amortization of intangible assets and route and customer acquisition costs	17,484	22,040	(4,556)	(20.7)%
Other expenses, net	9,320	12,989	(3,669)	(28.2)%
Total operating expenses	872,942	664,515	208,427	31.4%
Operating income	96,855	70,192	26,663	38.0%
Interest expense, net	21,637	12,702	8,935	70.3%
(Gain) loss on change in fair value of contingent earnout shares	(19,544)	9,762	(29,306)	(300.2)%
Loss on debt extinguishment	—	1,152	(1,152)	(100.0)%
Income before income tax expense	94,762	46,576	48,186	103.5%
Income tax expense	20,660	15,017	5,643	37.6%
Net income	$74,102	$31,559	$42,543	(134.8)%
Revenues
Total net revenues for the year ended December 31, 2022 were $969.8 million, an increase of $235.1 million, or 32.0%, compared to the prior year. The increase was driven by an increase in net gaming revenue of $219.2 million, or 31.1%, manufacturing revenue of $7.6 million, an increase in amusement revenue of $4.4 million, or 26.6%, and an increase in ATM fees and other revenue of $3.8 million, or 31.0%. The increase in net gaming revenue for the year ended December 31, 2022 reflected an increase in gaming terminals and locations due primarily to the acquisition of Century. Also impacting comparability was the prior year IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak, which impacted 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021. Net revenues by state are presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net revenues by state:
Illinois	$808,652	$730,244
Nevada	66,989	—
Montana	79,639	—
All other	14,517	4,463
Total net revenues	$969,797	$734,707

Cost of revenue
Total cost of revenue for the year ended December 31, 2022 was $670.9 million, an increase of $176.9 million, or 35.8%, compared to the prior year due primarily to higher revenue, described above.
General and administrative
Total general and administrative expenses for the year ended December 31, 2022 were $145.9 million, an increase of $35.1 million, or 31.7%, compared to the prior year. General and administrative expenses for the year ended December 31, 2022 reflected additional operating costs from Century and higher payroll-related costs as we continue to grow our operations as well as higher fleet-related costs, including fuel, and marketing expenses. The increase was also attributable to a reduction in our prior-year monthly expenses during the previously mentioned IGB-mandated shutdown in 2021.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2022 was $29.3 million, an increase of $4.7 million, or 18.9%, compared to the prior year, primarily due to an increased number of locations and gaming terminals. In the fourth quarter of 2021, we extended the useful lives of our gaming terminals and equipment from 10 years to 13 years. The impact of this change in estimate was a decrease in depreciation expense of $3.7 million for the year ended December 31, 2022.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the year ended December 31, 2022 was $17.5 million, a decrease of $4.6 million, or 20.7%, compared to the prior year. In the fourth quarter of 2021, we extended the useful lives of our route and customer acquisition costs from 12.4 years to 18 years and location contracts acquired from 10 to 15 years. The impact of these changes in estimate was a decrease in amortization expense of $8.2 million for the year ended December 31, 2022. This decrease was partially offset by an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.
Other expenses, net
Other expenses, net for the year ended December 31, 2022 were $9.3 million, a decrease of $3.7 million, or 28.2%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by higher non-recurring expenses relating to lobbying efforts and new market development.
Interest expense, net
Interest expense, net for the year ended December 31, 2022 was $21.6 million, an increase of $8.9 million, or 70.3%, compared to the prior year primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the year ended December 31, 2022, the weighted-average interest rate was approximately 4.4% compared to the weighted-average interest rate of approximately 3.2% for the prior year.
(Gain) loss on change in fair value of contingent earnout shares
Gain on change in fair value of contingent earnout shares for the year ended December 31, 2022 was $19.5 million, an increase of $29.3 million, or 300.2%, compared to the prior year which had a loss of $9.8 million. The increase was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.

Loss on debt extinguishment
Loss on debt extinguishment was $1.2 million for the year ended December 31, 2021 and was recorded in connection with the entry into Amendment No.2 of our Credit Facility in October 2021. For more information on Amendment No. 2 of our Credit Facility, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the year ended December 31, 2022 was $20.7 million, an increase of $5.6 million, or 37.6%, compared to $15.0 million in the prior year. The effective tax rate for the year ended December 31, 2022 was 21.8% compared to 32.2% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares does not create tax expense and is the primary driver for the fluctuations in the tax rate year over year.
Key Business Metrics
We use statistical data and comparative information commonly used in the gaming industry to monitor the performance of the business, none of which are prepared in accordance with U.S. GAAP, and therefore should not be viewed as indicators of operational performance. Our management uses these key business metrics for financial planning, strategic planning and employee compensation decisions. The key business metrics include:
•Number of locations and;
•Number of gaming terminals
We also periodically review and revise our key business metrics to reflect changes in our business.
Number of locations
The number of locations is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from organic openings, purchased locations, and competitor conversions. Competitor conversions occur when a location chooses to change terminal operators.
In January 2022, the IGB began enforcing the 72-hour rule. The 72-hour rule requires terminal operators to disconnect and remove their equipment from a location if there is no activity for 72 hours. In the past, we could leave our equipment if a location was temporarily closed for repairs, remodeling or an ownership change. In addition, if a location went out of business, we could remove our equipment at our convenience. The 72-hour rule accelerated all planned removals in the first quarter of 2022. This did not materially impact gaming revenue but reduced our reported number of locations in Illinois.
The following table sets forth information with respect to our primary locations:

	As of December 31,		Increase / (Decrease)
	2022	2021	Change	Change %
Illinois	2,648	2,584	64	2.5%
Montana	610	—	610	N/A
Nevada	340	—	340	N/A
Total locations	3,598	2,584	1,014	39.2%
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
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of December 31,		Increase / (Decrease)
	2022	2021	Change	Change %
Illinois	14,397	13,639	758	5.6%
Montana	6,108	—	6,108	N/A
Nevada	2,645	—	2,645	N/A
Total gaming terminals	23,150	13,639	9,511	69.7%

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
Adjusted net income and Adjusted EBITDA

(in thousands)	Year Ended December 31,		Increase / (Decrease)
	2022	2021	Change	Change %

Net income (loss)	$74,102	$31,559	$42,543	134.8%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs(1)	17,484	22,040	(4,556)	(20.7)%
Stock-based compensation(2)	6,840	6,403	437	6.8%
(Gain) loss on change in fair value of contingent earnout shares(3)	(19,544)	9,762	(29,306)	(300.2)%
Other expenses, net(4)	9,320	12,989	(3,669)	(28.2)%
Tax effect of adjustments(5)	(8,327)	(11,346)	3,019	(26.6)%
Adjusted net income	79,875	71,407	8,468	11.9%
Depreciation and amortization of property and equipment	29,295	24,636	4,659	18.9%
Interest expense, net	21,637	12,702	8,935	70.3%
Emerging markets(6)	2,598	3,403	(805)	(23.7)%
Income tax expense (benefit)	28,987	26,363	2,624	10.0%
Loss on debt extinguishment	—	1,152	(1,152)	N/A
Adjusted EBITDA	$162,392	$139,663	$22,729	16.3%
(1)Amortization of intangible assets and route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business acquisition, as well as the amortization of other intangible assets. Accel amortizes the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognizes non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as Accel does not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of intangible assets and route and customer acquisition costs” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired, as well as the amortization of other intangible assets.
(2)Stock-based compensation consists of options, restricted stock units and warrants.
(3)(Gain) loss on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, shares of Class A-2 common stock convert to Class A-1 common stock resulting in a non-cash settlement of the obligation.
(4)Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, (iii) non-recurring costs associated with COVID-19 and (iv) other non-recurring expenses.
(5)Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.
(6)Emerging markets consist of the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when Accel has installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date Accel first installs or acquires gaming terminals in the jurisdiction, whichever occurs first. The Company currently views Nebraska, Iowa and Pennsylvania as its emerging markets. Prior to July 2022, Georgia was considered an emerging market.
Adjusted EBITDA for the year ended December 31, 2022 was $162.4 million, an increase of $22.7 million, or 16.3%, compared to the prior year. The increase in performance was attributable to an increase in the number of locations and gaming terminals, due primarily to the acquisition of Century. Also impacting the year-over-year comparison was the absence of the previously mentioned IGB-mandated shutdown of Illinois video gaming due to the ongoing COVID-19 outbreak that impacted our performance in the prior-year period.
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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses, contingent earnout payments and equipment purchase commitments, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near-term acquisitions. As of December 31, 2022, we had $224.1 million in cash and cash equivalents.
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
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for:
•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness, and
•$400.0 million delayed draw term loan facility, which is available for borrowings until October 22, 2023.
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remained unchanged. The Company incurred $4.3 million in debt issuance costs associated with Amendment No. 2. The Company also recognized a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021 in connection with the amendment.
As of December 31, 2022, there remained $329 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2022, the weighted-average interest rate was approximately 4.4%.
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
We were in compliance with all debt covenants as of December 31, 2022 and we expect to remain in compliance with all debt covenants for the next 12 months.
Interest rate caplets
We manage our exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect us if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of our interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt. The Company recognized an unrealized gain on the change in fair value of the interest rate caplets of $12.2 million, net of income taxes, for the year ended December 31, 2022. For more information on how we determine the fair value of the caplets, see Note 13 to our consolidated financial statements included herein. Further, as the 1-month LIBOR interest rate exceeded 2% in second half of 2022, the Company recognized interest income on the caplets of $1.5 million for the year ended December 31, 2022, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income (loss).
Cash Flows
The following table summarizes Accel’s net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$107,999	$110,755	$(2,756)
Net cash used in investing activities	(189,263)	(34,544)	(154,719)
Net cash provided by (used in) financing activities	106,591	(11,876)	118,467
Net cash provided by operating activities
For the year ended December 31, 2022, net cash provided by operating activities was $108.0 million, a decrease of $2.8 million over the prior year. The decrease can be attributed to lower working capital adjustments and payments made on our contingent consideration, partially offset by higher net income and an increase in deferred income taxes.

Net cash used in investing activities
For the year ended December 31, 2022, net cash used in investing activities was $189.3 million, an increase in cash used of $154.7 million over the prior year and was primarily attributable to cash used for business and asset acquisitions in addition to higher purchases of property and equipment. We anticipate our capital expenditures will be approximately $40–45 million in 2023.
Net cash provided by (used in) financing activities
For the year ended December 31, 2022, net cash provided by financing activities was $106.6 million, an increase of $118.5 million over the prior year. The increase reflects an increase in net borrowings on our Credit Facility, partially offset by purchases of our Class A-1 common stock under our share repurchase program and higher payments on consideration payable.
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
Route and customer acquisition costs
Our route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payments over the life of the contract, entered into with third parties and location partners. These contracts are non-cancelable and allow us to install and operate gaming terminals in the various gaming locations in the states we serve. The upfront payment and future installment payments are recorded at the net present value using a discount rate equal to our incremental borrowing costs. In certain instances, future installment payments are estimated based on a forecast of the location's future revenue performance or the number of gaming terminals at the location. These estimates may change over time and cause a change in the net present value of the liability. For locations that close prior to the end of the contractual term, we write-off the net book value of the route and the related installment payables not yet paid and record a gain or loss in the consolidated statements of operations and comprehensive income (loss) as a component of general and administrative expense. Additionally, most of the route acquisition contracts allow us to clawback some upfront and installment payments over the initial years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the instances where a claw-back or recovery is triggered and we assess it as probable of being recovered, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective location commences operations.
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which Accel obtains operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets acquired by Accel and the liabilities assumed by Accel, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations and comprehensive income (loss) as other expenses, net. Location contract intangibles, which represent the acquisition-date fair value of the preexisting relationships between the acquired company and gaming locations, are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. The relevance of this policy and the described methods and assumptions vary from period to period depending on the volume of applicable acquisitions occurring.
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
Interest rate risk
Accel is exposed to interest rate risk in the ordinary course of its business. Accel’s borrowings under its senior secured credit facility were $545.4 million as of December 31, 2022. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on Accel’s floating rate debt would negatively impact Accel’s future earnings and cash flows by approximately $2.5 million annually, assuming the balance outstanding under Accel’s Credit Facility remained at $545.4 million. Our exposure to higher interest rates is partially mitigated as the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect the Company's exposure as the 1-month LIBOR interest rate exceeded 2% in the second half of 2022.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have developed “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, under the supervision and participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that as a result of the material weaknesses in our internal control over financial reporting described below, Accel’s disclosure controls and procedures were not effective as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures designed to, in reasonable detail, accurately and fairly reflect the Company’s transactions, and provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
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
Under guidance issued by the staff of the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first fiscal year in which an acquisition qualifying as a business combination occurred. The Company acquired Century on June 1, 2022. Management has excluded Century from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Century represented 9% of the Company’s total assets, and 15% of the Company’s total net revenues as of and for the year ended December 31, 2022.
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of December 31, 2022 was not effective due to the material weaknesses in the Company’s internal control over financial reporting, described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Accel’s annual or interim financial statements will not be prevented or detected on a timely basis.
There are deficiencies in the design and implementation of the Company’s internal controls due to ineffective control environment, risk assessment, and information and communication resulting from an insufficient headcount necessary to support general information technology controls and most process-level controls. These deficiencies represent material weaknesses in internal control over financial reporting, which could impact the consistency, timeliness and accuracy of financial reporting in accordance with U.S. GAAP.

These control deficiencies did not result in material misstatements identified in the preparation of consolidated financial statements as of and for the year ended December 31, 2022. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, issued an adverse opinion on the effectiveness of Accel's internal control over financial reporting, due to the identification of the material weaknesses described above. KPMG LLP’s report appears on pages F4-F5 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weakness
As previously disclosed in Item 9A of our prior periodic Annual Reports and Item 4 in our Quarterly Reports, management previously identified and disclosed a material weakness in internal control over financial reporting related to business combination accounting. During the quarter ended December 31, 2022, the Company remediated the aspects of its previously reported material weakness related to these matters.
Remediation Efforts to Address Material Weaknesses
Accel has invested considerable time and resources toward improving the design, implementation and operation of internal control over financial reporting. The progress we have made can be summarized as follows:
•We have frequent communications between our Audit Committee and management regarding the progression on material weakness remediation and our financial reporting and internal control environment. Additionally, an internal control project plan that is monitored by the Audit Committee was developed, but implementation remains in process.
•We continue to enhance the controls and procedures related to the NetSuite enterprise resource planning (“ERP”) system that replaced our previous accounting system and general ledger. We started to implement NetSuite in 2020 and began using the ERP in the first quarter of 2021. Through the use of NetSuite, we have begun establishing automated processes to enhance the information technology controls and create efficiencies in financial reporting.
•We added additional resources and expanded our organizational chart in accounting, finance, and the information technology organizations, including hiring a Chief Accounting Officer overseeing accounting, reporting, treasury, cash processing, and tax functions. In addition, we hired a Chief People Officer to set our hiring strategy and focus on retention.
•We continue to train our employees to reinforce the importance of a strong control environment and clearly communicate expectations to emphasize responsibilities and the technical requirements for controls, and to set the appropriate expectations on internal controls.
•We developed accounting policies and procedures to assist our accounting and finance organization in recording transactions appropriately. We continue to make progress in designing and implementing internal controls to ensure consistent application of our polices and procedures.
•We continue to make progress in the development and implementation of a framework to identify risks of material misstatement to our consolidated financial statements and are designing controls to mitigate those risks.
•We have implemented practices to evaluate and use third-party specialists to assist with complex and technical areas of accounting, valuation, and adoption of new accounting standards.
•We developed an internal control framework for our general information technology controls, including the controls around access to information systems and change management internal controls to information systems. The implementation and consistent operation of the framework remains as an in-progress focus for future remediation efforts.
•We are establishing policies and procedures over the segregation of incompatible duties within our information technology systems and are working to implement controls that mitigate the segregation of duties risks.
The remediation of material weaknesses can be a multi-year process. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures or modify certain activities of the remediation measures described above.
While we have put forth significant effort in our remediation activities as described above, additional actions are required to fully remediate the material weaknesses. In addition, while certain of the above activities have already improved our internal control over financial reporting, many of these improvements have not operated for a sufficient period of time to be able to conclude on effectiveness. We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further enhance our control environment.
Changes in Internal Control Over Financial Reporting
Other than the changes described under “Remediation of Previously Disclosed Material Weakness” and “Remediation Efforts to Address Material Weaknesses” above, there were no changes during the quarter ended December 31, 2022, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
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

10.17(A) **
Separation Agreement by and between Accel Entertainment Gaming, LLC and Michael Marino, dated as of August 26, 2022.(Incorporated by reference to Exhibit 10.17(A) to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022).

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

10.21(A)* **	Amendment No. 1, dated February 24, 2023, to the Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc. and Mark Phelan.

10.22**
Executive Employment Agreement, dated April 25, 2022, by and between Accel Entertainment, Inc., and Mathew Ellis.(Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022).

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

ACCEL ENTERTAINMENT, INC.

Date: March 1, 2023	By:	/s/ Mathew Ellis
Mathew Ellis Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Rubenstein, Mathew Ellis and Christie Kozlik and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	March 1, 2023
Andrew Rubenstein	(Principal Executive Officer)

/s/ Mathew Ellis	Chief Financial Officer	March 1, 2023
Mathew Ellis	(Principal Financial Officer)

/s/ Christie Kozlik	Chief Accounting Officer	March 1, 2023
Christie Kozlik	(Principal Accounting Officer)

/s/ Derek Harmer	General Counsel, Chief Compliance Officer and Secretary	March 1, 2023
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	March 1, 2023
Karl Peterson

/s/ Gordon Rubenstein	Director	March 1, 2023
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 1, 2023
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 1, 2023
David W. Ruttenberg

/s/ Eden Godsoe	Director	March 1, 2023
Eden Godsoe

/s/ Kenneth B. Rotman	Director	March 1, 2023
Kenneth B. Rotman

/s/ Dee Robinson	Director	March 1, 2023
Dee Robinson

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of the Accounting Standards Update No. 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition-date fair value of location contract intangible assets
As discussed in Note 10 to the consolidated financial statements, on June 1, 2022, the Company acquired Century Gaming, Inc. (Century) in a business combination for total consideration of $164.3 million. As a result of the business combination, the Company recognized location contract intangible assets at fair value, representing expected cash flows to be generated from Century’s pre-existing relationships with licensed gaming locations. Fair value was measured using an income approach based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. The preliminary estimated acquisition-date fair value determined for Century’s location contract intangible assets was $40.4 million.
We identified the evaluation of the acquisition-date fair value of the location contract intangible assets as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate projected cost of revenue margins and the discount rate used by the Company to determine acquisition-date fair value. Changes in these assumptions could have had a significant impact on the estimated fair value of the location contract intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date fair value of location contract intangible assets, including controls related to the determination of projected cost of revenue margins and the discount rate. To assess the projected cost of revenue margins, we compared projected amounts to Century’s historical results and to comparable companies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable companies.
Sufficiency of audit evidence over cash
As discussed in Note 2 to the consolidated financial statements, cash and cash equivalents include bank deposit accounts, term bank deposit accounts, cash in gaming terminals, automated teller machines, redemption terminals, and the Company’s vaults. The Company has $224.1 million in cash and cash equivalents as of December 31, 2022.
We identified the evaluation of the sufficiency of audit evidence obtained over certain components of cash and cash equivalents, including cash in gaming terminals, redemption terminals, and the Company’s vaults (collectively, field cash) as a critical audit matter. Evaluating the sufficiency of audit evidence obtained related to field cash required especially subjective auditor judgment due to the dispersed nature of field cash across numerous physical locations and geographies. This included determining the physical locations and geographies over which procedures were performed and evaluating the nature and extent of evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over field cash, including determining the geographies and physical locations over which procedures were performed. We obtained an understanding of the Company’s field cash policies by observing the Company’s cash logistics processes at certain locations. To assess the cash balances for certain gaming and redemption terminals, we observed the Company’s field cash counting processes and performed a sample of independent physical counts of cash. To assess the cash balances for a selection of vaults, we observed the Company’s field cash counting processes and performed independent physical counts of cash. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence over field cash.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Accel Entertainment, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to deficiencies in the design and implementation of the Company’s internal controls due to ineffective control environment, risk assessment, and information and communication resulting from an insufficient headcount necessary to support general information technology controls and most process-level controls have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired Century Gaming, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Century Gaming, Inc.’s internal control over financial reporting associated with 9% of the Company’s total assets and 15% of the Company’s total net revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Century Gaming, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
March 1, 2023

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)	Years ended December 31,
	2022	2021	2020
Revenues:
Net gaming	$925,009	$705,784	$300,520
Amusement	21,106	16,667	9,247
Manufacturing	7,621	—	—
ATM fees and other revenue	16,061	12,256	6,585
Total net revenues	969,797	734,707	316,352
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	666,126	494,032	211,086
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	4,775	—	—
General and administrative	145,942	110,818	77,420
Depreciation and amortization of property and equipment	29,295	24,636	20,969
Amortization of intangible assets and route and customer acquisition costs	17,484	22,040	22,608
Other expenses, net	9,320	12,989	8,948
Total operating expenses	872,942	664,515	341,031
Operating income (loss)	96,855	70,192	(24,679)
Interest expense, net	21,637	12,702	13,707
(Gain) loss on change in fair value of contingent earnout shares	(19,544)	9,762	(8,484)
Gain on change in fair value of warrants	—	—	(12,574)
Loss on debt extinguishment	—	1,152	—
Income (loss) before income tax expense (benefit)	94,762	46,576	(17,328)
Income tax expense (benefit)	20,660	15,017	(16,918)
Net income (loss)	$74,102	$31,559	$(410)
Earnings (loss) per share:
Basic	$0.82	$0.34	$0.00
Diluted	0.81	0.33	(0.02)
Weighted average number of shares outstanding:
Basic	90,629	93,781	83,045
Diluted	91,229	94,638	83,113

Comprehensive income (loss)
Net income (loss)	$74,102	$31,559	$(410)
Unrealized (loss) gain on investment in convertible notes (net of income taxes of $(36) and $36, respectively)	—	(93)	93
Unrealized gain on interest rate caplets (net of income taxes of $4,693)	12,240	—	—
Comprehensive income (loss)	$86,342	$31,466	$(317)
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$224,113	$198,786
Accounts receivable, net	11,166	5,121
Prepaid expenses	7,407	6,998
Inventories	6,941	—
Income taxes receivable	538	—
Interest rate caplets	8,555	—
Investment in convertible notes	32,065	32,065
Other current assets	8,427	5,025
Total current assets	299,212	247,995
Property and equipment, net	211,844	152,251
Noncurrent assets:
Route and customer acquisition costs, net	18,342	15,913
Location contracts acquired, net	189,343	150,672
Goodwill	100,707	46,199
Other intangible assets, net	22,979	—
Interest rate caplets, net of current	11,364	—
Other assets	8,978	3,043
Total noncurrent assets	351,713	215,827
Total assets	$862,769	$616,073
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$23,466	$17,500
Current portion of route and customer acquisition costs payable	1,487	2,079
Accrued location gaming expense	7,791	3,969
Accrued state gaming expense	16,605	11,441
Accounts payable and other accrued expenses	22,302	14,616
Accrued compensation and related expenses	10,607	8,886
Current portion of consideration payable	7,647	13,344
Total current liabilities	89,905	71,835
Long-term liabilities:
Debt, net of current maturities	518,566	324,022
Route and customer acquisition costs payable, less current portion	5,137	3,953
Consideration payable, less current portion	6,872	12,706
Contingent earnout share liability	23,288	42,831
Other long-term liabilities	3,390	17
Deferred income tax liability, net	37,021	2,248
Total long-term liabilities	594,274	385,777
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,504,051 shares issued and 86,674,390 shares outstanding at December 31, 2022; 94,111,868 shares issued and 93,410,563 shares outstanding at December 31, 2021	9	9
Additional paid-in capital	194,157	187,656
Treasury stock, at cost	(81,697)	(8,983)
Accumulated other comprehensive income	12,240	—
Accumulated earnings (deficit)	53,881	(20,221)
Total stockholders' equity	178,590	158,461
Total liabilities and stockholders' equity	$862,769	$616,073
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance, January 1, 2020	76,637,470	$8	$8,352	—	$—	$—	$(51,370)	$(43,010)
Conversion of Class A-2 Common Stock to Class A-1 Common Stock	1,666,636	—	19,924	—	—	—	—	19,924
Stock-based compensation	—	—	5,538	—	—	—	—	5,538
Exercise of common stock options	359,987	—	839	—	—	—	—	839
Exercise of warrants	510	—	4	—	—	—	—	4
Exchange of warrants for common stock	5,581,890	—	54,471	—	—	—	—	54,471
Issuance of common stock, net	9,133,015	1	90,421	—	—	—	—	90,422
Unrealized gain on investment in convertible notes	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(410)	(410)
Balance, December 31, 2020	93,379,508	9	179,549	—	—	93	(51,780)	127,871
Repurchase of common stock	(701,305)	—	—	(701,305)	(8,983)	—	—	(8,983)
Exercise of stock-based awards	732,360	—	1,704	—	—	—	—	1,704
Stock-based compensation	—	—	6,403	—	—	—	—	6,403
Unrealized loss on investment in convertible notes	—	—	—	—	—	(93)	—	(93)
Net income	—	—	—	—	—	—	31,559	31,559
Balance, December 31, 2021	93,410,563	9	187,656	(701,305)	(8,983)	—	(20,221)	158,461
Repurchase of common stock	(7,643,978)	—	—	(7,643,978)	(79,003)	—	—	(79,003)
Reissuance of treasury stock in business combination	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	6,840	—	—	—	—	6,840
Exercise of stock-based awards	392,183	—	366	—	—	—	—	366
Unrealized gain on interest rate caplets	—	—	—	—	—	12,240	—	12,240
Net income	—	—	—	—	—	—	74,102	74,102
Balance, December 31, 2022	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590

The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$74,102	$31,559	$(410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,295	24,636	20,969
Amortization of intangible assets and route and customer acquisition costs	17,484	22,040	22,608
Amortization of debt issuance costs	2,110	2,099	2,064
Stock-based compensation	6,840	6,403	5,538
(Gain) loss on change in fair value of contingent earnout shares	(19,544)	9,762	(8,484)
Gain on change in fair value of warrants	—	—	(12,574)
(Gain) loss on disposal of property and equipment	(608)	(63)	47
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	757	711	910
Loss on debt extinguishment	—	1,152	—
Remeasurement of contingent consideration	(3,524)	4,347	(584)
Payments on consideration payable	(3,570)	(2,566)	(1,766)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	2,460	2,617	2,030
Payments for debt issuance costs	—	(156)	—
Deferred income taxes	13,433	6,108	(16,836)
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(1,610)	(4,982)	(2,904)
Accounts receivable, net	(1,651)	—	—
Inventories	(500)	—	—
Income taxes receivable	(349)	3,341	566
Route and customer acquisition costs	(4,347)	(3,077)	(603)
Route and customer acquisition costs payable	358	97	(780)
Accounts payable and accrued expenses	1,791	3,738	(16,876)
Accrued compensation and related expenses	95	3,033	3,452
Other assets	(5,023)	(44)	(72)
Net cash provided by (used in) operating activities	107,999	110,755	(3,705)
Cash flows from investing activities:
Purchases of property and equipment	(47,379)	(29,753)	(25,761)
Proceeds from the sale of property and equipment	2,144	1,405	394
Payments on consideration payable	—	—	(299)
Business and asset acquisitions, net of cash acquired	(144,028)	(6,196)	(35,769)
Net cash used in investing activities	(189,263)	(34,544)	(61,435)
Cash flows from financing activities:
Proceeds from term loan	—	12,338	—
Payments on term loan	(21,875)	(9,000)	(12,000)
Proceeds from delayed draw term loans	100,000	—	65,000
Payments on delayed draw term loans	(3,750)	(4,688)	(5,438)
Proceeds from revolving debt	140,000	42,000	49,000
Payments on revolving debt	(19,000)	(42,000)	(107,500)
Payments for debt issuance costs	—	(364)	(677)
Payments for repurchase of common shares	(79,002)	(8,983)	—
Payments on interest rate caplets	(873)	—	—
Proceeds from issuance of common stock, net	—	—	90,422
Proceeds from exercise of stock options and warrants	366	1,704	847
Payments on consideration payable	(9,197)	(2,792)	(5,448)
Tax withholding on share-based payments	(78)	(91)	(18)
Net cash provided by (used in) financing activities	$106,591	$(11,876)	$74,188
Net increase in cash and cash equivalents	25,327	64,335	9,048
Cash and cash equivalents:
Beginning of year	198,786	134,451	125,403
End of year	$224,113	$198,786	$134,451

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$19,942	$9,647	$12,854
Income taxes	$7,662	$8,589	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$9,763	$2,718	$14,992
Deferred premium on interest rate caplets	$3,025	$—	$—
Fair value of treasury stock issued in business combination	$5,584	$—	$—
Common stock offering costs in accounts payable and accrued liabilities	$—	$—	$364
Conversion of contingent earnout shares	$—	$—	$(19,924)
Accrued debt issuance costs	$—	$3,956	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$185,415	$6,948	$39,731
Less cash acquired	(33,270)	(646)	(716)
Less contingent consideration	(2,533)	(106)	(3,246)
Less fair value of treasury stock issued	(5,584)	—	—
Cash purchase price	$144,028	$6,196	$35,769
The accompanying notes are an integral part of these consolidated financial statements

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States. The Company's wholly owned subsidiary, Accel Entertainment Gaming LLC, has been licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012 to be a terminal operator in the State of Illinois. Its Illinois terminal operator license allows the Company to install and operate gaming terminals in licensed gaming locations throughout the State of Illinois as approved by individual municipalities. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated. In July 2020, the Georgia Lottery Corporation approved one of the Company's consolidated subsidiaries as a licensed operator, or Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia. The Company also holds a license from the Pennsylvania Gaming Control Board. On December 30, 2021, one of the Company's consolidated subsidiaries acquired amusement and automated teller machines (“ATMs”) operations in Iowa and registered with the Iowa Department of Inspections and Appeals to conduct such operations in Iowa.
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
The Company was an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) following the consummation of the merger of TPG Pace Holding Corp. and Accel Entertainment, Inc. The Company elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company was no longer an EGC effective December 31, 2022.
Impact of COVID-19 on the Consolidated Financial Statements
The ongoing COVID-19 outbreak and its related variants are having a significant impact on global markets as a result of prior and current government-mandated business closures, supply chain and production disruptions, workforce restrictions, travel restrictions, reduced consumer spending and sentiment, amongst other factors, which are, individually or in the aggregate, negatively affecting the financial performance, liquidity and cash flow projections of many companies in the United States and abroad.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In its response to the initial COVID-19 outbreak in 2020, the IGB made the decision to shut down all gaming terminals across the State of Illinois starting at 9:00 p.m. on March 16, 2020 and ultimately extended the shutdown through June 30, 2020. As COVID-19 began a resurgence in the fall of 2020, the virus spread exponentially in every geographical region (currently 11 regions) in the State of Illinois. In response, the IGB suspended all video gaming operations until further notice across the entire state of Illinois starting at 11:01 PM on Thursday November 19, 2020. Video gaming operations resumed in certain regions of the state beginning on January 16, 2021, and fully resumed in all regions on January 23, 2021. Even though video gaming operations resumed across all regions, certain regions still had government-imposed restrictions that, among other things, limited hours of operation and restricted the number of patrons allowed within in the licensed establishments. These temporary shutdowns of Illinois video gaming impacted 148 of the 365 gaming days (or 40% of gaming days) during the year ended December 31, 2020 and 18 of the 365 gaming days (or 5% of gaming days) during the year ended December 31, 2021.
As a result of these developments, the Company's revenues, results of operations and cash flows for the years ended December 31, 2020 and 2021 were materially affected. The COVID-19 situation is rapidly changing as new variant strains continue to pose a threat to the public health and additional impacts to the business and financial results may arise that the Company is not aware of currently.
While variants of COVID-19 continue to impact infection rates and the healthcare system, it is possible that the regulating bodies or the states in which the Company operates may order future shutdowns, or a complete suspension of video gaming in the state, or institute stay-at-home, closure or other similar orders or measures in the future in response to COVID-19 and its related variants. If this were to occur, the Company's revenues, results of operations and cash flows could be materially affected and the Company could recognize impairment losses which could be material.
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
Use of estimates: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and warrants, the valuation of interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. The Company also estimated stock prices prior to the reverse recapitalization discussed in Note 1 when computing share-based compensation expense. Actual results may differ from those estimates.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Also during the fourth quarter of 2021, the Company conducted a review of its estimate of the amortization periods for its route and customer acquisition costs and its location contracts. As a result of this review, the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years and its location contracts from 10 years to 15 years. In both cases the extended useful lives reflect the Company's strong relationship with its location partners as demonstrated by continued high contract renewal rates.
The impact of these changes in estimate for the years ended December 31, 2022 and 2021, was as follows (in thousands):

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Decrease to depreciation expense	$3,685	$1,232
Decrease to amortization expense	$8,215	$2,688
Increase to net income	$8,511	$3,920
Increase to net income per share	$0.09	$0.04
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
Cash and cash equivalents: Cash and cash equivalents include bank deposit accounts; term bank deposit accounts; cash in the Company’s gaming terminals, ATMs, redemption terminals, and Company vaults.
The Company’s policy is to limit the amount of credit exposure to any one financial institution. The Company maintains its cash in accounts which may at times exceed Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts.
Accounts receivable: Accounts receivable represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines the allowance by regularly evaluating individual receivables from third-party locations and considering a customer’s financial condition, credit history and current economic conditions. The Company's allowance for doubtful accounts was $0.1 million as of December 31, 2022. The Company generally does not charge interest on past due accounts receivable.
Inventories: Inventories consist of gaming machines for sale to third-parties, raw materials, and manufacturing supplies. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the average cost method. Labor and overhead associated with the assembly of gaming machines for sales to third-parties are capitalized and allocated to inventory.
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
Investment in convertible notes: At acquisition, an entity shall classify debt securities as trading, available-for-sale, or held-to-maturity. While the Company has no the intention of selling the convertible notes, it cannot classify them as held-to-maturity due to the conversion feature. Therefore, the Company has classified its investment in convertible notes as available for sale.
Property and equipment: Property and equipment are stated at cost or fair value at the date of acquisition. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Spare parts are

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

included in other current assets when acquired and are expensed when used to repair equipment. Depreciation has been computed using the straight-line method over the following estimated useful lives:

Years
Gaming terminals and equipment	13
Amusement and other equipment	7
Office equipment and furniture	7
Computer equipment and software	3-5
Leasehold improvements *	5
Vehicles	5
Buildings and improvements	15-29
* Leasehold improvements are amortized over the shorter of the useful life or the lease.
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
Concentration of credit risk: The Company’s operations are centralized primarily in Illinois, Montana and Nevada. Should there be favorable or unfavorable changes to the gaming regulations in these states there may be an impact on the Company’s results of operations. The Company has high concentrations of locations within certain municipalities in Illinois which could impact the Company if these municipalities change their gaming laws.
Fair value of financial instruments: The Company’s financial instruments consist principally of cash, convertibles notes, accounts payable, route and customer acquisition costs payable, contingent consideration, contingent earnout shares liability, interest rate caplets, and bank indebtedness.
The carrying amount of cash, accounts payable and short-term borrowings approximates fair value because of the short-term maturity of these instruments.
The Company estimates the fair value of its investment in convertible notes based on Level 3 inputs.
The Company estimates the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

For further discussion on how the Company determines the fair value of its investment in convertible notes, interest rate caplets, contingent consideration, contingent earnout shares and warrants, see Note 13.
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements and ATMs. The Company also generates manufacturing revenue from the sales of gaming terminals and associated software by Grand Vision Gaming, a wholly-owned subsidiary of Century, which is a designer and manufacturer of gaming terminals. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income (loss).
Net gaming revenue is the net cash from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by the gaming locations and is recognized at the time of gaming play. Additionally, taxes and administrative expenses due to the states in which the Company operates are recorded as net gaming revenue. Amounts earned by the gaming locations and taxes and administrative expenses are also included in cost of revenue.
Amusement revenue represents amounts collected from machines (e.g. dart boards, digital jukeboxes, pool tables, etc.) operated at various locations and is recognized at the time the machine is used.
Manufacturing revenue represents the sale of gaming terminals and associated software and is recognized at the time the goods are delivered to the customer.
ATM fees and other revenue represents fees charged for the withdrawal of funds from the Company’s redemption terminals and stand-alone ATM machines and is recognized at the time of the transaction.
The Company determined that in a gaming environment, whenever a customer’s money has been accepted by a machine, the Company has an obligation (an implied contract) to provide the customer access to the game and honor the outcome of the game (in the case of gaming terminals). The Company determined that when the implied contract is entered into between the Company and the customer, it satisfies the requirements of a contract under the revenue standard, as (i) the contract is a legally enforceable contract with the customer, (ii) the arrangement identifies the rights of the parties, (iii) the contract has commercial substance, and (iv) the cash is received upfront from the customer, so its collectability is probable. The gaming service is a single performance obligation in each implied contract with the customer. The Company applies the portfolio approach of all wins and losses by gaming terminals daily to determine the total transaction price of the portfolio of implied contracts. The Company recognizes revenue when the single performance obligation is satisfied, which is at the completion of each game.
Total net revenues for the years ended December 31 is disaggregated in the following table by the primary states in which the Company operates given the geographic economic factors that affect the revenues in the states.

(in thousands)	2022	2021	2020
Net revenues by state:
Illinois	$808,652	$730,244	$316,352
Montana	79,639	—	—
Nevada	66,989	—	—
Other	14,517	4,463	—
Total net revenues	$969,797	$734,707	$316,352
Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and its gaming locations to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years beginning on the date the location goes live and

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

amortized over the life of the contract, which includes expected renewals. The Company records the accretion of interest on route and customer acquisitions costs payable in the consolidated statements of operations and comprehensive income (loss) as a component of interest expense. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations and comprehensive income (loss) as a component of other expenses, net. The Company’s route and customer acquisition costs also consists of prepaid commission costs to the Company's internal sales force of employees. The commissions paid to internal sales employees are subsequently expensed once the respective gaming location goes live and the commission is earned by the employee.
Business acquisitions: The Company evaluates the inputs, processes and outputs of each business acquisition to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. The Company accounts for acquisitions that meet the definition of a business combination using the acquisition method of accounting. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Location contract intangibles, which represent the acquisition-date fair value of the preexisting relationships between the acquired company and gaming locations, are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates.Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in Accel’s consolidated statements of operations and comprehensive income (loss) as other expenses, net.
Location contracts acquired: Location contracts acquired are accounted for as intangible assets and consist of expected cash flows to be generated from location contracts acquired through business and asset acquisitions. Location contracts acquired are amortized on a straight-line basis over the expected useful life of primarily 15 years. Location contracts are tested for impairment when triggering events occur. If a triggering event were to occur, the Company compares the carrying amount of the location contracts to future undiscounted cash flows. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, an impairment loss is recorded based on the excess of the carrying amount over the fair value of the asset group.
Goodwill: Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired when accounted for using the acquisition method of accounting. Goodwill is reviewed for impairment annually, as of October 1st, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. When performing the annual goodwill impairment test, the Company conducts a qualitative assessment to determine whether it is more likely than not that the goodwill is impaired. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance, and makes a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the goodwill is impaired, it then performs a quantitative test. When performing the quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference.
Consideration payable: Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future location performance related to certain business acquisitions (see Note 10). Consideration payable, exclusive of contingent consideration, is discounted using the Company’s incremental borrowing rate associated with its outstanding debt. The contingent consideration is measured at fair value on a recurring basis. The changes in the fair value of contingent consideration are recognized within the Company’s consolidated statements of operations and comprehensive income (loss) as other expenses, net. The Company presents on its statement of cash flows, payments for consideration payable within

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Impairment of long-lived assets: Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment of the assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment of long-lived assets in 2022, 2021, or 2020.
Contingent earnout shares liability: The Company's Class A-2 common stock is classified as a contingent earnout share liability due to the fact that the conversion of the Company's Class A-2 common stock would be accelerated on a change of control regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).
Warrant liability: The Company's warrants are classified as a liability due to the fact that certain provisions preclude the warrants from being accounted for as components of stockholders’ equity, including certain settlement provisions that differ based on the holder of the warrants. The warrants are measured at fair value at each reporting date in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement. Any changes in the fair value of the warrants are recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change.
Leases: The Company determines if an arrangement is a lease at inception and categorizes it as either an operating or finance lease. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit interest rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment. Right-of-use (“ROU”) assets are recognized at the lease commencement date of the lease based on the amount of the initial measurement of the lease liability, adjusted for any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred, if applicable. The lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. We do not recognize a ROU asset and lease liability for leases with a duration of less than 12 months. The Company separates lease and non-lease components for our lease contracts.
ROU assets are included in other assets on the consolidated balance sheets. Short-term lease liabilities are included in accounts payable and other accrued expenses while long-term lease liabilities are included in other long-term liabilities.
Stock-based compensation: The Company grants common stock options and/or restricted stock units (“RSUs”) to certain employees and officers. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized in general and administrative expense over the employee’s requisite service period. All stock-based awards are classified as equity awards.
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
The consolidated financial statements may reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Earnings (loss) per share: The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method , unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares. Dilutive potential common shares include outstanding stock options, unvested RSUs, contingent earnout shares, and warrants.
Debt issuance costs: Debt issuance costs are capitalized and amortized over the contractual terms of the related loans. Debt issuance costs are presented as an offset to the related loans on the consolidated balance sheets.
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive income (loss). Advertising costs were $5.3 million, $4.8 million, and $3.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Adopted accounting pronouncement: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company, as an EGC, elected to use the non-public effective date and adopted this standard in the fourth quarter of 2022 for the annual period ended December 31, 2022. The Company elected to adopt this new standard under a modified retrospective approach and the financial statements reflect the adjustment as if the Company adopted the standard as of January 1, 2022. As part of the transition to Topic 842, the Company elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification of any expired or existing leases and (3) initial direct costs of any expired or existing leases.     Upon adoption, the Company recognized ROU assets and lease liabilities of $1.1 million.
Recent accounting pronouncements: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805). The guidance in this ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
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
Note 3. Inventories
Inventories were as follows (in thousands):

December 31, 2022
Raw materials and manufacturing supplies	$4,977
Finished products	1,964
Total inventories	$6,941
At December 31, 2022, no inventory valuation allowance was determined to be necessary.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2022	2021
Gaming terminals and equipment	$294,944	$225,692
Amusement and other equipment	25,807	18,547
Office equipment and furniture	2,534	1,731
Computer equipment and software	18,526	14,319
Leasehold improvements	6,996	4,127
Vehicles	16,293	11,518
Buildings and improvements	11,945	10,997
Land	1,143	911
Construction in progress	647	3,898
Total property and equipment	378,835	291,740
Less accumulated depreciation and amortization	(166,991)	(139,489)
Property and equipment, net	$211,844	$152,251
Depreciation and amortization of property and equipment amounted to $29.3 million, $24.6 million and $21.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense in 2022 increased primarily due to acquisitions, partially offset by extending the useful lives of gaming terminals and equipment from 10 years to 13 years in the fourth quarter of 2021.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, are approximately $7.6 million and $6.8 million as of December 31, 2022 and 2021, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.6 million and $6.0 million as of December 31, 2022 and 2021, respectively, of which approximately $1.5 million and $2.1 million is included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $17.9 million and $18.0 million as of December 31, 2022 and 2021, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.2 million and $1.5 million as of December 31, 2022 and 2021, respectively.
Route and customer acquisition costs consist of the following at December 31 (in thousands):

	2022	2021
Cost	$31,805	$28,902
Accumulated amortization	(13,463)	(12,989)
Route and customer acquisition costs, net	$18,342	$15,913
Amortization expense of route and customer acquisition costs was $1.3 million, $1.7 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense of route and customer acquisition costs is lower in 2022 when compared to the prior year as the Company extended the amortization period of its route and customer acquisition costs from 12.4 years to 18 years in the fourth quarter of 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value as of the acquisition date based on an income approach. Location contracts acquired consist of the following at December 31 (in thousands):

	2022	2021
Cost	$282,653	$229,287
Accumulated amortization	(93,310)	(78,615)
Location contracts acquired, net	$189,343	$150,672
Each asset is amortized over the expected useful life of primarily 15 years. Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows:

Year ending December 31:
2023	$17,040
2024	17,040
2025	17,040
2026	16,895
2027	16,791
Thereafter	104,537
Total	$189,343
Amortization expense of location contracts acquired was $14.8 million, $20.3 million and $20.8 million, during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense of location contracts is lower in 2022 when compared to the prior year as the Company extended the amortization period of its location contracts from 10 years to 15 years in the fourth quarter of 2021.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $100.7 million as of December 31, 2022, of which $41.1 million is deductible for tax purposes.
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
On June 1, 2022, the Company acquired Century, which was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $53.4 million. See Note 10 for more information on how the amount of goodwill was calculated.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On December 15, 2022, Century acquired from DEP, Inc. ("Progressive"), a gaming operator in Montana, certain gaming assets and locations. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $1.2 million. See Note 10 for more information on how the amount of goodwill was calculated.
The Company conducted its annual goodwill impairment test on October 1, 2022. The Company conducted a qualitative assessment, or step zero analysis, to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, and financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded it is more likely than not, that the carrying value of its goodwill was not impaired as of October 1, 2022.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2020	$34,511
Addition to goodwill for acquisition of AVG	11,243
Goodwill balance as of December 31, 2020	$45,754
Addition to goodwill for acquisition of Rich and Junnie's	445
Goodwill balance as of December 31, 2021	$46,199
Addition to goodwill for acquisition of Century	53,356
Addition to goodwill for acquisition of Progressive	1,152
Goodwill balance as of December 31, 2022	$100,707
Other intangible assets
Other intangible assets, net of $23.0 million as of December 31, 2022 consist of definite-lived trade names, customer relationships, and software applications. Other intangible assets are related to the 2022 acquisition of Century. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Other intangible assets are amortized over their estimated 7 to 20-year useful lives. Amortization expense of other intangible assets was $1.4 million for the year ended December 31, 2022.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2022	2021
Senior Secured Credit Facility (as amended):
Revolving credit facility	$121,000	$—
Term Loan	328,125	350,000
Delayed Draw Term Loan (DDTL)	96,250	—
Total debt	545,375	350,000
Add: Remaining premium on interest rate caplets financed as debt	3,025	—
Less: Debt issuance costs	(6,368)	(8,478)
Total debt, net of debt issuance costs	542,032	341,522
Less: Current maturities	(23,466)	(17,500)
Total debt, net of current maturities	$518,566	$324,022
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
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, the Company and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•$400.0 million delayed draw term loan facility, which is available for borrowings until October 22, 2023.
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
As of December 31, 2022, there remained $329 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month interest period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of December 31, 2022, the weighted-average interest rate was approximately 4.4%.
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
The Company was in compliance with all debt covenants as of December 31, 2022.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of the Company's interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt. The Company recognized an unrealized gain on the change in fair value of the interest rate caplets of $12.2 million, net of income taxes, for the year ended December 31, 2022. For more information on how the Company determines the fair value of the caplets, see Note 13. Further, as the 1-month LIBOR interest rate exceeded 2% in second half of 2022, the Company recognized interest income on the caplets of $1.5 million for the year ended December 31, 2022, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income (loss).
The principal maturities of long-term debt as of December 31, 2022 are as follows (in thousands):

Year ending December 31:
2023	$23,466
2024	23,466
2025	23,466
2026	474,977
Total debt	$545,375
The fair value of the Company’s debt at December 31, 2022 and 2021 was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 13.
The carrying value and estimated fair value the Company's debt at December 31, was as follows (in thousands):

	2022	2021
Carrying value	$545,375	$350,000
Estimated fair value	522,693	331,122

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 10. Business and Asset Acquisitions
2022 Business Acquisitions
Progressive
On December 15, 2022, Century, the Company’s wholly owned subsidiary, acquired from DEP, Inc. ("Progressive"), a gaming operator in Montana, certain gaming assets and locations. The acquisition of Progressive adds 26 Montana gaming locations and approximately 300 gaming terminals to the Century portfolio. The total purchase price was $6.4 million, which Century paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price was allocated to the following assets: i) gaming terminals and amusement equipment totaling $0.9 million; ii) location contracts totaling $4.3 million; and iii) goodwill totaling $1.2 million. The results of operations for Progressive are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
River City
On September 9, 2022, the Company acquired from River City Amusement Company (“River City”) all of its operating assets in Nebraska, Iowa and South Dakota. River City's operations in these states consist of the ownership and operation of MAD and amusement equipment, as well as ATMs in the approximately 120 locations it serves. The total purchase price was approximately $2.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.1 million; ii) amusement and other equipment totaling $0.9 million; iii) location contracts totaling $1.7 million; and iv) cash totaling $0.1 million. The results of operations for River City are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
VVS
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of MADs in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS adds approximately 250 locations in the greater Lincoln area. The total purchase price was approximately $12.0 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration is to be paid in cash if a net revenue target is achieved as of the first anniversary of the consummation of the transaction. The fair value of the contingent consideration was $2.4 million as of December 31, 2022 and is included within consideration payable on the consolidated balance sheet. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.9 million; ii) amusement and other equipment totaling $3.9 million; and iii) location contracts totaling $7.2 million. The results of operations for VVS are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Century
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
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of location contracts, inventory, property and equipment, and final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $53.4 million has been recorded as goodwill. The Century acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Century's operations, industry and workforce. Management integrated Century into its existing business structure, which is comprised of a single reporting unit.
The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$158,681
Fair value of stock issued	5,584
Total consideration	$164,265
Cash and cash equivalents	$33,229
Prepaid expenses	1,563
Accounts receivable	4,394
Inventories	6,441
Income taxes receivable	189
Other current assets	475
Property and equipment	29,302
Location contracts acquired	40,400
Other intangible assets	24,400
Accounts payable and other accrued expenses	(10,766)
Accrued compensation and related expenses	(1,626)
Other long-term liabilities	(446)
Deferred income tax liability	(16,646)
Net assets acquired	$110,909
Goodwill	$53,356
Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities of $3.6 million as of June 1, 2022 related to Century.
The Company incurred $0.3 million and $1.3 million in acquisition related costs that are included in other operating expenses within the consolidated statements of operations and comprehensive income for the years ended December 31, 2022 and 2021, respectively.
The results of operations for Century are included in the consolidated financial statements of the Company from the date of acquisition. Century's acquired assets generated revenues and net income of $146.6 million and $4.0 million for the year ended December 31, 2022.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2021 Business Acquisitions
Island
On May 20, 2021, the Company acquired Island Games, Inc. (“Island”), a southern Georgia amusement operator and Master Licensee in the state of Georgia. The acquisition of Island adds 30 Georgia Coin Operated Amusement Machine (“COAM”) Class B locations to the Accel portfolio, including a total of 89 Class B COAM terminals. The total purchase price was approximately $2.9 million, of which the Company paid $2.8 million in cash at closing. The remaining $0.1 million of contingent consideration is to be paid in cash if certain operating metrics are achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The results of operations for Island are included in the consolidated financial statements of the Company from the date of acquisition. The results of operations for Island were not material to the consolidated financial statements of the Company for the year ended December 31, 2021.
Rich and Junnie's
On December 30, 2021, the Company entered into an agreement to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. Rich and Junnie's operations in Iowa and Illinois consists of the ownership and operation of amusement devices and ATMs in certain establishments. Total consideration was $4.2 million of which $3.6 million which was paid in cash at closing and $0.6 million was recorded in short-term consideration payable on the consolidated balance sheets. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) video game terminals and equipment totaling $0.3 million; ii) amusement and other equipment totaling $1.3 million; iii) location contracts totaling $1.6 million; iv) cash totaling $0.6 million; and v) goodwill of $0.4 million. The results of operations for Rich and Junnie's are included in the consolidated financial statements of the Company from the date of acquisition. The results of operations for Rich and Junnie's were not material to the consolidated financial statements of the Company for the year ended December 31, 2021 as the acquisition date (December 30, 2021) was one day prior to year end.
2020 Business Acquisitions
Tom's Amusements
On July 22, 2020 (the “Tom's Closing Date”), the Company acquired Tom’s Amusement Company, Inc., (“Tom's Amusements”) a southeastern U.S. gaming and amusement operator and Master Licensee in the state of Georgia. The total purchase price was $3.6 million, of which the Company paid $2.1 million in cash at closing. The Company paid a total of $1.4 million of the $1.5 million of contingent consideration payables on the 18-month and 24-month anniversaries of the Tom's Closing Date. The amount of each payment was $750,000 multiplied by a performance ratio. The fair value of the contingent consideration remaining to be paid was $0.1 million as of December 31, 2022 and is included within consideration payable on the consolidated balance sheets. In addition, the Georgia Lottery Corporation approved Accel's operating subsidiary, Bulldog Gaming, LLC, as a Master Licensee, which allows the Company to install and operate coin operated amusement machines for commercial use by the public for play throughout the State of Georgia.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

American Video Gaming
On December 30, 2020, the Company acquired AVG, a terminal operator licensed by the Illinois Gaming Board. AVG had 267 gaming terminals in 49 locations. The Company completed this transaction in order to expand its presence within the State of Illinois.
The acquisition aggregate purchase consideration transferred totaled $32.0 million, which included i) cash paid at closing of $30.5 million; and ii) contingent purchase consideration with an estimated fair value of $1.5 million. The contingent consideration represents potentially two installment payments i) $0.9 million if the acquired locations meet certain base performance criteria; and ii) an additional $1.4 million if the acquired locations meet additional performance criteria. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using AVG’s weighted average cost of capital. The Company paid $0.3 million and $2.3 million of the contingent consideration during the years ended December 31, 2022 and 2021, respectively. The fair value of the remaining contingent consideration payments is included within consideration payable on the consolidated balance sheets.
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
The results of operations for AVG are included in the consolidated financial statements of the Company from the date of acquisition. The results of operations for AVG were not material to the consolidated financial statements of the Company for the year ended December 31, 2020 as the acquisition date (December 30, 2020) was one day prior to year end and gaming was suspended in Illinois for that one day.
2020 Asset Acquisition
On August 6, 2020, pursuant to the terms of an asset purchase agreement, the Company purchased from Illinois Operators, Inc. terminal use agreements and equipment representing the operations of 13 locations. The Company has accounted for this

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

transaction as an asset acquisition. The purchase consideration of $4.0 million consisted of: i) cash payment of $3.7 million paid at closing and; ii) deferred payment of $0.3 million which was paid 90-days from the closing date. The asset acquisition costs were allocated to the following assets: i) video game terminals and equipment totaling $0.6 million; and ii) location contracts totaling $3.4 million.
Pro Forma Results (Unaudited)
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2022, 2021 and 2020 as if the acquisitions of Progressive, River City, VVS, Century, Rich and Junnie's, Island, AVG, and Tom's Amusements, had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquirees prior to the acquisition dates and are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition. This unaudited pro forma information for the years ended December 31, does not project revenues and income before income tax expense post acquisition (in thousands).

	2022	2021	2020
Revenues	$1,094,940	$1,020,956	$327,090
Net income (loss)	79,857	46,336	(626)
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2022 and 2021. The contingent consideration accrued is measured at fair value on a recurring basis.

Current and long-term portions of consideration payable consist of the following at December 31 (in thousands):

	2022		2021
	Current	Long-Term	Current	Long-Term
TAV*	$1,025	$1,918	$490	$2,858
Fair Share Gaming*	951	175	1,875	508
Family Amusement*	2,032	—	677	1,944
Skyhigh*	606	4,779	801	7,396
G3*	433	—	414	—
Grand River Jackpot*	—	—	6,479	—
VVS	2,442	—	—	—
Island	100	—	100	—
Tom's Amusements	58	—	1,491	—
Rich and Junnie's	—	—	646	—
AVG	—	—	371	—
Total	$7,647	$6,872	$13,344	$12,706
•Acquisitions that occurred prior to 2020.

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
In November 2019, 5,000,000 shares of Class A-2 Common Stock were issued, subject to the conditions set forth in a restricted stock agreement (the “Restricted Stock Agreement”), which sets forth the terms upon which the Class A-2 Common Stock will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Common Stock. The exchange of Class A-2 Common Stock for Class A-1 Common Stock will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the following triggers:
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
The Restricted Stock Agreement provides that LTM EBITDA and the LTM EBITDA thresholds described above will be reasonably adjusted upwards or downwards, as applicable, by the Company’s independent directors from time to time to take into account the anticipated effect of any acquisitions or dispositions that are, individually or in the aggregate, in excess of $40.0 million during any applicable measurement period and otherwise materially different from the original annual forecast presented to the Company’s investors at the closing of the reverse capitalization and consummated by the Company. On November 2, 2022, a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 Common Stock approved an increase to the LTM EBITDA and the LTM EBITDA thresholds under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of December 31, 2022 was increased to $166.0 million, (B) as of March 31, 2023 was increased to $172.1 million, and (C) as of June 30, 2023 was increased to $176.6 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold as of each of December 31, 2023, March 31, 2024 and June 30, 2024 was increased to $197.1 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Further, on January 24, 2023, a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 Common Stock approved a further increase to the LTM EBITDA and the LTM EBITDA thresholds under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of December 31, 2022 was increased to $166.1 million, (B) as of March 31, 2023 was increased to $172.4 million, and (C) as of June 30, 2023 was increased to $177.3 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold as of each of December 31, 2023, March 31, 2024 and June 30, 2024 was increased to $198.3 million. If the Company completes additional acquisitions following the filing of this Annual Report on Form 10-K and on or prior to March 31, 2023, the Company expects that the disinterested committee will consider additional adjustments to the LTM EBITDA and the LTM EBITDA thresholds in respect of any such acquisitions.
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
Note 12. Warrant liability
In November 2019, 7,333,326 private placement warrants to purchase shares of Class A-1 Common Stock were issued with other consideration prior to the reverse recapitalization (the “Private Placement Warrants”). As a part of the reverse recapitalization, 2,444,437 Private Placement Warrants were canceled and reissued under the same terms and conditions to Accel legacy stockholders. Each warrant expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share.
In 2017, 15,000,000 warrants to purchase shares of Class A-1 Common Stock were issued in connection with the formation of TPG Pace Holdings (“Public Warrants”). Each warrant expires five years from issuance and entitles the holder to purchase one share of Class A-1 Common Stock at an exercise price of $11.50 per share.

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
On July 16, 2020, the Company consummated the redemption of its Public Warrants. The Company exchanged each Public Warrant for 0.25 shares of the Company’s Class A-1 Common Stock and issued 3,784,416 shares of its Class A-1 Common Stock in exchange for the Public Warrants at settlement of the redemption. The exchange was an equitable exchange at fair value and was accounted for as a capital transaction. On July 22, 2020, the Company received written notice from the NYSE that the NYSE suspended trading in, and has determined to commence proceedings to delist, the Company’s Public Warrants to purchase shares of the Company’s Class A-1 Common Stock (ticker symbol ACEL.WS) from the NYSE. The delisting is a result of the failure of the Public Warrants to comply with the continued listing standard set forth in Section 802.01D of the NYSE Listed Company Manual which requires the Company to maintain at least 100 public holders of a listed security.
On August 14, 2020, 7,189,990 of the Private Placement Warrants were validly tendered representing approximately 99.93% of the total Private Placement Warrants outstanding. The Company accepted all such Private Placement Warrants and issued an aggregate of 1,797,474 shares of its Class A-1 Common Stock in exchange for the Private Placement Warrants tendered. As of December 31, 2022, 5,144 warrants remain outstanding and the liability for which is included in other long-term liabilities on the consolidated balance sheets.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	19,919	—	19,919	—
Total	$51,984	$—	$19,919	$32,065

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
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
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of interest rate caplets are classified within other comprehensive income on the accompanying consolidated statements of operations and comprehensive income (loss). Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying consolidated

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

statements of operations and comprehensive income (loss) and included within cash payments for interest, net on the consolidated statements of cash flow.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for assets for the year ended December 31 (in thousands):

	2022	2021
Assets:
Beginning of year balance	$32,065	$31,266
Accrued interest	—	928
Fair value adjustments	—	(129)
Ending balance	$32,065	$32,065
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$9,543	$—	$—	$9,543
Contingent earnout shares	23,288	—	23,288	—
Warrants	13	—	13	—
Total	$32,844	$—	$23,301	$9,543

		Fair Value Measurement at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,434	$—	$—	$19,434
Contingent earnout shares	42,831	—	42,831	—
Warrants	13	—	13	—
Total	$62,278	$—	$42,844	$19,434
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
Warrants
The Company determined the fair value of its Public Warrants based on their trading price (ticker symbol ACEL.WS) on the NYSE and is considered to be a Level 1 fair value measurement. The Company initially determined the fair value of its Private Placement Warrants by using the fair value of its Public Warrants and a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Beginning in the second quarter of 2020, the valuation of the Private Placement Warrants was based on the trading price of the Company's A-1 Common Stock divided by four as the holders of its outstanding Warrants were to receive 0.25 shares of Class A-1 Common Stock in exchange for each Warrant tendered in an exchange offer the Company consummated in August 2020. The Company's valuation of its Private Placement Warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the Warrants are included within gain on change in fair value of warrants on the accompanying consolidated statements of operations and comprehensive income (loss).
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31 (in thousands):

	2022	2021	2020
Liabilities:
Beginning of year balance	$19,434	$17,260	$17,327
Issuance of contingent consideration in connection with acquisitions	2,442	105	3,245
Payment of contingent consideration	(10,788)	(4,358)	(4,420)
Fair value adjustments	(1,545)	6,427	1,108
Ending balance	$9,543	$19,434	$17,260

Note 14. Leases
The Company's lease portfolio is primarily comprised of operating leases for buildings and vehicles. The Company's leases have remaining lease terms that range from less than one year to 5.25 years, some of which also include options to extend or terminate the lease. Most leases contain both fixed and variable payments. Variable costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.
Lease expense included within general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022, were as follows (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Short-term lease expense	$600
Operating lease expense	1,586
Variable lease expense	368
Total lease expense	$2,554
The Company incurred lease expense of $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020.
Amounts recognized in the consolidated balance sheets as of December 31, 2022 related to the Company's lease portfolio are as follows (in thousands):

Lease component	Classification
Operating lease right-of-use asset	Other assets	$5,245
Current operating lease liability	Accounts payable and other accrued expenses	1,929
Long-term operating lease liability	Other long-term liabilities	3,376
As of December 31, 2022, the future undiscounted cash flows associated with the Company's lease liabilities were as follows (in thousands):

2023	$2,066
2024	1,382
2025	1,062
2026	753
2027	289
Thereafter	45
Total	$5,597
Less: present value discount	(292)
Total operating lease liability	$5,305
The weighted average remaining lease term and discount rate used in computing the lease liabilities as of December 31, 2022 were as follows:

Weighted average remaining lease term (in years)	3.38
Weighted average discount rate	3.28%
Supplemental cash flow information related to leases for the year ended December 31, 2022 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,525
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,602
Note 15. Stockholders’ Equity
Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: i) 1,000,000 shares of preferred stock; and ii) 250,000,000 shares of Class A-1 Common Stock.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2022, the Company has purchased a total of 8,345,283 shares under the plan at a cost of $88.0 million, of which 7,643,978 shares at a cost of $79.0 million were purchased during the year ended December 31, 2022.
At December 31, 2022 and 2021, the Company has reserved Class A-1 Common Stock for future issuance in relation to the following:

	2022	2021
Class A-1 Common Stock warrants issued and outstanding	5,144	5,411
Class A-1 Common Stock options and RSUs issued and outstanding	2,990,476	3,150,215
Conversion of Class A-2 Common Stock	3,333,363	3,333,363
Class A-1 Common Stock reserved for issuance	6,328,983	6,488,989
Note 16. Cost Associated with Gaming Terminals
Included in cost of revenue are costs associated with the operation of gaming terminals. In each jurisdiction that the Company operates, it is subject to state, municipal and/or administrative fees associated with the operation of its gaming terminals. The taxes and administrative fees are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss). These costs associated with the operation of gaming terminals totaled $281.6 million, $245.7 million and $103.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The remaining net terminal income after deducting the taxes and administrative fees described above is split between the Company and the gaming location according to local gaming laws or are prenegotiated. The gaming location's share of net terminal income totaled $359.4 million, $230.4 million and $98.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 17. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their eligible compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Incentive Compensation Plan
Included in certain employee agreements are provisions for commissions and bonuses, which are determined at the discretion of management. Incentive compensation expense amounted to $12.5 million, $11.2 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Accrued incentive compensation totaled $3.8 million and $5.1 million at December 31, 2022 and 2021, respectively.
Note 18. Stock-based Compensation
The Company grants various types of stock-based awards including stock options and restricted stock units (“RSUs”). Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020, was $6.8 million, $6.4 million and $5.5 million, respectively. As of December 31, 2022, and 2021, there was approximately $14.6 million and $17.8 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2027.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized gross excess tax benefits from stock-based compensation of less than $0.1 million, $2.3 million, and $5.2 million, respectively. Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess of the deferred tax assets that were previously recorded.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Under the LTIP, the Company granted 315,881 stock options to eligible officers and employees of the Company during the year ended December 31, 2022, which will vest over a period of 4 years. The estimated grant date fair value of these options totaled $2.3 million.
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
The following assumptions were used in the option valuation model for options granted during the years ended December 31, as follows:

	2022	2021	2020
Expected approximate volatility	60%	60%	38%
Expected dividends	None	None	None
Expected term (in years)	7	7	7
Risk-free rate	2.12% - 4.04%	0.72% - 1.17%	0.44% - 1.19%
A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the years ended December 31, are as follows:

	2022	2021	2020
Options granted	315,881	262,097	1,449,779
Vesting period (in years)	4	4	4 - 5
The following table sets forth the activities of the Company’s outstanding stock options for the years ended December 31, 2022, 2021 and 2020.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2020	1,228,399	$0.96	$2.91
Granted	1,449,779	4.49	11.20
Exercised	(359,987)	0.69	2.33
Forfeited/expired	(68,580)	1.32	3.85
Outstanding at December 31, 2020	2,249,611	3.25	8.32
Granted	262,097	6.90	11.75
Exercised	(577,719)	0.96	2.95
Forfeited/expired	(377,503)	4.08	10.03
Outstanding at December 31, 2021	1,556,486	4.51	10.47
Granted	315,881	7.30	12.09
Exercised	(136,998)	2.20	5.93
Forfeited/expired	(436,960)	4.79	10.97
Outstanding at December 31, 2022	1,298,409	7.25	11.18

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2022, 2021 and 2020 is as follows.

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	1,148,301	$0.95
Granted	1,449,779	4.49
Vested	(496,464)	0.08
Forfeited	(68,580)	1.32
Nonvested at December 31, 2020	2,033,036	3.49
Granted	262,097	6.90
Vested	(506,299)	1.23
Forfeited	(377,503)	4.08
Nonvested at December 31, 2021	1,411,331	4.77
Granted	315,881	7.30
Vested	(314,462)	4.17
Forfeited	(321,682)	4.86
Nonvested at December 31, 2022	1,091,068	5.65
As of December 31, 2022, and 2021, a total of 207,341 and 145,555 options with a weighted-average remaining contractual term of 4.5 and 3.5 years, respectively, granted to employees were vested. The fair value of options that vested during 2022, 2021 and 2020 was $1.3 million, $0.3 million, and $0.4 million, respectively. As of December 31, 2022, and 2021, the weighted-average exercise price of the non-vested awards was $11.85 and $10.98, respectively. As of December 31, 2022, and 2021, the weighted-average remaining contractual term of the outstanding awards was 7.3 years and 7.5 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $0.6 million, $5.2 million and $2.2 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2022 is $0.4 million.
Grant of RSUs
The Company issued 569,600 RSUs to eligible employees and Directors of the Company during the year ended December 31, 2022, which will vest over a period of 2 to 5 years for employees and a period of 1 year for Directors. The RSUs are valued using the stock price on the grant date and had an estimated grant date fair value of $6.9 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the activities of the Company’s RSUs for the years ended December 31, 2022, 2021 and 2020.

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	—	$—
Granted	1,665,968	11.16
Vested	(4,960)	10.08
Forfeited	(25,259)	11.66
Nonvested at December 31, 2020	1,635,749	11.15
Granted	558,193	11.96
Vested (1)	(343,579)	10.82
Forfeited	(256,634)	10.87
Nonvested at December 31, 2021	1,593,729	11.55
Granted	569,600	12.16
Vested (2)	(383,088)	11.51
Forfeited	(361,532)	11.03
Nonvested at December 31, 2022	1,418,709	11.94
(1) Includes 154,641 RSUs that are vested and not issued.
(2) Includes 273,358 RSUs that are vested and not issued.
Note 19. Income Taxes
The Company recognized income tax expense (benefit) of $20.7 million, $15.0 million and $(16.9) million during the years ended December 31, 2022, 2021 and 2020, respectively, which consists of the following (in thousands):

	2022	2021	2020
Current provision
Federal	$1,558	$1,489	$—
State	5,669	7,418	—
Total current provision	7,227	8,907	—
Deferred provision
Federal	13,743	8,363	(12,286)
State	(310)	(2,253)	(4,632)
Total deferred provision	13,433	6,110	(16,918)
Total income tax expense (benefit)	$20,660	$15,017	$(16,918)

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense (benefit) is as follows (in thousands):

	2022	2021	2020
Computed “expected” tax expense (benefit)	$19,900	$9,781	$(3,639)
Increase (decrease) in income taxes resulting from:
State income taxes	4,289	3,659	(2,848)
Return-to-provision	(132)	(258)	(7,613)
Change in fair value of contingent earnout shares	(4,104)	2,050	(1,782)
Change in fair value of warrants	—	—	(2,640)
Permanently non-deductible transaction costs	137	215	485
Officer's compensation	177	23	—
Other permanent items	467	18	220
Enacted rate change	(121)	(28)	(6)
Other	47	(442)	905
Total income tax expense (benefit)	$20,660	$15,017	$(16,918)
In the third quarter of 2020, the Company filed its federal and state income tax returns and identified certain favorable return-to-provision adjustments, primarily the deductibility of employee and officer compensations costs and transaction costs, following the engagement of specialized tax technical expertise, resulting in a change in estimate relative to the Company's best estimate used in the preparation of the 2019 income tax provision. The Company recorded this change in estimate and related income tax benefit of $7.6 million for the year ended December 31, 2020.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,089	$20,934
Location contracts and other intangibles	—	8,150
Interest expense limitation carryforward	4,513	—
Stock-based compensation	3,019	2,513
Lease liabilities	1,469	—
Other	3,016	2,107
	27,106	33,704
Deferred tax liabilities:
Property and equipment	49,299	35,952
Location contracts and other intangibles	8,287	—
Lease assets	1,453	—
Interest rate caplets	4,693	—
Other	395	—
	64,127	35,952

Total deferred tax liability, net	$(37,021)	$(2,248)
A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.
The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded as of December 31, 2022, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized.
As of December 31, 2022, and 2021, the Company did not record a liability for unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2022, the Company is subject to U.S federal income tax examinations for the years 2019 through 2021 and income tax examinations from state jurisdictions for the years 2019 through 2021.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2022		2021
	Amount	Expiration	Amount	Expiration
Federal net operating losses	$33,057	Indefinite	$61,514	Indefinite
State net operating losses	106,939	2030	106,810	2030
Federal general business tax credit	132	2039	—	—
Significant equity restructuring often results in an Internal Revenue Section 382 ownership change that limits the future use of net operating loss (“NOL”) carryforwards and other tax attributes. The Company has determined that it has undergone an ownership change in 2019 (as defined by Section 382 of the Internal Revenue Code). As a result, the Company's use of NOL carryforwards on an annual basis will be limited. Neither the amount of the Company's NOL carryforwards nor the amount of limitation of such carryforwards claimed by the Company have been audited or otherwise validated by the Internal Revenue Service, which could challenge the amount the Company has calculated. With regard to Century, an ownership change occurred on the date the outstanding equity interests were purchased in 2022. As a result, the Company's use of the acquired NOLs, interest expense limitation carryforward and R&D credit carryforward on an annual basis will be limited. The recognition and measurement of the Company's tax benefit includes estimates and judgment by the Company's management, which includes subjectivity. Changes in estimates may create volatility in the Company's tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.
The Company had a credit carryforward of approximately $0.4 million as of December 31, 2020, which was fully utilized in 2021. The Company currently has a credit carryforward of $0.1 million as of December 31, 2022, which is being carried forward to 2023.
On March 27, 2020, the CARES Act was signed into law and authorized more than $2 trillion to battle COVID-19 and its economic effects. The Company was eligible for certain operational credits of the relief programs under the CARES Act and recorded a benefit of $1.3 million to other expenses, net on its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.
Note 20. Commitments and Contingencies
The Company has certain earnouts in periods for future location performance related to certain business acquisitions (see discussion in Note 10).
The Company has certain employment agreements that call for salaries and potential severance upon termination.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business, including related to employee matters, employment agreements and non-compete clauses and agreements. Other than settled matters explained as follows, these actions are in various stages, and no judgments or decisions have been rendered. Management, after reviewing matters with legal counsel, believes that the outcome of such matters are not expected to have a material adverse effect on the Company's financial position or results of operations.
The Company has been involved in a series of related litigated matters stemming from claims that it wrongly contracted with 10 different licensed establishments (the “Defendant Establishments”) in 2012 in violation of the contractual rights held by J&J Ventures Gaming, LLC (“J&J”), as further described below.
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into exclusive location agreements with Accel. In late August and early September 2012, each of the Defendant Establishments signed separate location agreements with the Company, purporting to grant it the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the IGB.
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
From 2013 to 2015, the Plaintiffs filed additional claims, including J&J Ventures Gaming, LLC et al. v. Wild, Inc. (“Wild”), in various circuit courts seeking declaratory judgments with a number of establishments, including each of the Defendant Establishments, requesting declarations that, among other things, J&J held the exclusive right to operate gaming terminals at each of the Defendant Establishments as a result of the J&J Assigned Agreements. The Company was granted leave to intervene in all of the declaratory judgments. The circuit courts found that the J&J Assigned Agreements were valid because each of the underlying location agreements were between an unlicensed establishment and an unlicensed terminal operator, and therefore did not constitute use agreements that were otherwise precluded from assignment under the IGB’s regulations. Upon the Company’s appeal, the Illinois Appellate Court, Fifth District (the “District Court”), vacated the circuit courts’ judgments and dismissed the appeals, holding that the IGB had exclusive jurisdiction over the matter that formed the basis of the parties’ claims, and declined to consider the merits of the parties’ disputes. On September 22, 2016, and after the IGB intervened, the Supreme Court of Illinois issued a judgment in Wild, affirming the District Court’s decision vacating the circuit courts’ judgments for lack of subject matter jurisdiction and dismissing the appeals, determining that the IGB has exclusive jurisdiction to decide the validity and enforceability of gaming terminal use agreements.
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed a new lawsuit to challenge the IGB’s rulings. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, have established no

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

reserves relating to such matters. There are also petitions pending with the IGB which could lead to the Company obtaining new locations.
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. The Company alleged that Mr. Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. The Company has answered the complaint and asserted a counterclaim, and intends to defend itself against the allegations. Discovery is ensuing. Mr. Rowell's claims and the Company's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The parties settled this dispute in April 2022.
On December 18, 2020, the Company received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine the Company in the amount of $5 million. The Company filed its initial answer to the IGB’s complaint on January 11, 2021. On July 22, 2022, both parties filed motions for summary judgment. The Company expects decisions on the motions in the first quarter of 2023.
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The Court granted Gold Rush’s motion to dismiss, with leave to amend, on November 16, 2022. The Company filed an amended complaint on December 22, 2022, and asked the court to summarily dismiss the repealed claims to allow the Company to seek appeal of their dismissal by the Circuit Court. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleges that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. Following the Company's motion to dismiss, on November 16, 2022, the Court dismissed two of Gold Rush’s claims against the Company, but allowed four claims to proceed. The Company answered the complaint on December 14, 2022. The parties are currently engaged in the discovery process and no trial date has been set. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing.
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. A responsive pleading is not yet due. On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of our conversion of the convertible notes.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and paid an initial penalty to the municipality in October 2022. The Company will pay a similar penalty each month for the remaining months of 2022 and anticipates such payments to continue in 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Given the status of the legal proceedings discussed above, the Company has determined that a legal liability was probable and recorded a loss of $1.2 million for the year ended December 31, 2022, of which $1.0 million is included within other expenses, net and $0.2 million is included within general and administrative expenses in the consolidated statements of operations and other comprehensive income (loss). The Company paid legal settlements totaling $1.6 million during the year ended December 31, 2022 related to these legal proceedings, which includes $1.0 million of the previously mentioned loss.
Note 21. Related-Party Transactions
Subsequent to the Company's acquisitions of Fair Share, G3, Tom's Amusements and AVG, the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $1.1 million and $2.4 million as of December 31, 2022 and 2021, respectively. Payments to the Fair Share seller under the acquisition agreement were $1.8 million, $1.0 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Consideration payable to the G3 sellers was $0.4 million as of December 31, 2022 and 2021. Payments to the G3 seller under the acquisition agreement were $0.3 million, and $2.5 million during the years ended December 31, 2021 and 2020, respectively. There were no payments made to the G3 sellers for the year ended December 31, 2022.
Consideration payable to the Tom's Amusements seller was $0.1 million and $1.5 million as of December 31, 2022 and 2021, respectively. Payments to the the Tom's Amusements seller under the acquisition agreement were $1.4 million for the year ended December 31, 2022. There were no payments made to the Tom's Amusements seller for the years ended December 31, 2021 and 2020.
Consideration payable to the AVG seller was zero and $0.4 million as of December 31, 2022 and 2021, respectively. Payments to the AVG seller under the acquisition agreement were $0.3 million and $2.3 million for the years ended December 31, 2022 and 2021. There were no payments to the AVG seller during the year ended December 31, 2020.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. For the years ended December 31, 2022, 2021, and 2020, Accel paid Much Shelist $0.3 million, $0.2 million, and $0.1 million, respectively. These payments were included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss), however, $0.2 million of the amounts paid in the fourth quarter of 2020 were recorded to additional paid-in capital as these costs were determined to be direct and incremental for the reverse recapitalization discussed in Note 1.
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
Note 22. Earnings Per Share
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2022	2021	2020
Net income (loss)	$74,102	$31,559	$(410)
Less: Net income applicable to contingently issuable shares	—	—	909
Net income (loss) on which diluted earnings per share is calculated	$74,102	$31,559	$(1,319)

Basic weighted average outstanding shares of common stock	90,629	93,781	83,045
Dilutive effect of stock-based awards for common stock	600	857	—
Dilutive effect of contingent earnout shares before conversion	—	—	68
Diluted weighted average outstanding shares of common stock	91,229	94,638	83,113

Earnings (loss) per share:
Basic	$0.82	$0.34	$—
Diluted	$0.81	$0.33	$(0.02)
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 5,027,491, 4,506,988, and 7,224,134 for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 23. Subsequent Events
Restricted Stock Agreement Updates
On January 24, 2023, a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 Common Stock approved a further increase to the LTM EBITDA and the LTM EBITDA thresholds under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of December 31, 2022 was increased to $166.1 million, (B) as of March 31, 2023 was increased to $172.4 million, and (C) as of June 30, 2023 was increased to $177.3 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold as of each of December 31, 2023, March 31, 2024 and June 30, 2024 was increased to $198.3 million. If the Company completes additional acquisitions following the filing of this Annual Report on Form 10-K and on or prior to March 31, 2023, the Company expects that the disinterested committee will consider additional adjustments to the LTM EBITDA and the LTM EBITDA thresholds in respect of any such acquisitions.
Business Acquisition
On February 13, 2023, the Company acquired a hospitality operation in Billings, Montana for a total purchase price of $2.6 million. The purchase price included the cost of the land, building and the related Montana All-Alcoholic Beverage License. The hospitality operation is set to be a Century vended location.