Form 10-Q
period 2023-03-31
Accel Entertainment, Inc.
filed 2023-05-03
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2023, there were 86,005,125 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Revenues:
Net gaming	$279,380	$188,462
Amusement	6,798	4,990
Manufacturing	2,122	—
ATM fees and other revenue	4,908	3,439
Total net revenues	293,208	196,891
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	203,554	132,620
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	1,408	—
General and administrative	43,018	31,119
Depreciation and amortization of property and equipment	9,063	5,841
Amortization of intangible assets and route and customer acquisition costs	5,242	3,548
Other expenses, net	3,251	2,556
Total operating expenses	265,536	175,684
Operating income	27,672	21,207
Interest expense, net	7,888	4,001
Loss (gain) on change in fair value of contingent earnout shares	4,602	(3,417)
Income before income tax expense	15,182	20,623
Income tax expense	6,000	4,835
Net income	$9,182	$15,788
Earnings per common share:
Basic	$0.11	$0.17
Diluted	0.11	0.17
Weighted average number of shares outstanding:
Basic	86,885	92,993
Diluted	87,132	93,741

Comprehensive income
Net income	$9,182	$15,788
Unrealized (loss) gain on interest rate caplets (net of income taxes of $(829) and $1,934, respectively)	(2,166)	4,864
Comprehensive income	$7,016	$20,652
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$228,529	$224,113
Accounts receivable, net	7,740	11,166
Prepaid expenses	7,078	7,407
Inventories	7,476	6,941
Income taxes receivable	—	538
Interest rate caplets	8,205	8,555
Investment in convertible notes	32,065	32,065
Other current assets	8,166	8,427
Total current assets	299,259	299,212
Property and equipment, net	225,758	211,844
Noncurrent assets:
Route and customer acquisition costs, net	18,378	18,342
Location contracts acquired, net	185,083	189,343
Goodwill	101,554	100,707
Other intangible assets, net	22,370	22,979
Interest rate caplets, net of current	8,471	11,364
Other assets	9,455	8,978
Total noncurrent assets	345,311	351,713
Total assets	$870,328	$862,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$23,469	$23,466
Current portion of route and customer acquisition costs payable	1,513	1,487
Accrued location gaming expense	6,614	7,791
Accrued state gaming expense	18,517	16,605
Accounts payable and other accrued expenses	28,287	22,302
Accrued compensation and related expenses	6,704	10,607
Current portion of consideration payable	7,760	7,647
Total current liabilities	92,864	89,905
Long-term liabilities:
Debt, net of current maturities	514,146	518,566
Route and customer acquisition costs payable, less current portion	4,751	5,137
Consideration payable, less current portion	6,521	6,872
Contingent earnout share liability	27,890	23,288
Other long-term liabilities	3,164	3,390
Deferred income tax liability, net	38,506	37,021
Total long-term liabilities	594,978	594,274
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,751,204 shares issued and 86,444,825 shares outstanding at March 31, 2023; 94,504,051 shares issued and 86,674,390 shares outstanding at December 31, 2022	9	9
Additional paid-in capital	195,243	194,157
Treasury stock, at cost	(85,903)	(81,697)
Accumulated other comprehensive income	10,074	12,240
Accumulated earnings	63,063	53,881
Total stockholders' equity	182,486	178,590
Total liabilities and stockholders' equity	$870,328	$862,769
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2023	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	(476,718)	—	—	(476,718)	(4,206)	—	—	(4,206)
Stock-based compensation	—	—	1,688	—	—	—	—	1,688
Exercise of stock-based awards	247,153	—	(602)	—	—	—	—	(602)
Unrealized loss on interest rate caplets	—	—	—	—	—	(2,166)	—	(2,166)
Net income	—	—	—	—	—	—	9,182	9,182
Balance, March 31, 2023	86,444,825	$9	$195,243	(8,306,379)	$(85,903)	$10,074	$63,063	$182,486

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 1, 2022	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	(1,087,990)	—	—	(1,087,990)	(13,934)	—	—	(13,934)
Stock-based compensation	—	—	1,605	—	—	—	—	1,605
Exercise of stock-based awards	161,969	—	38	—	—	—	—	38
Unrealized gain on interest rate caplets	—	—	—	—	—	4,864	—	4,864
Net income	—	—	—	—	—	—	15,788	15,788
Balance, March 31, 2022	92,484,542	$9	$189,299	(1,789,295)	$(22,917)	$4,864	$(4,433)	$166,822

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,182	$15,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,063	5,841
Amortization of intangible assets and route and customer acquisition costs	5,242	3,548
Amortization of debt issuance costs	449	626
Loss (gain) on change in fair value of contingent earnout shares	4,602	(3,417)
Stock-based compensation	1,688	1,605
(Gain) on disposal of property and equipment	(9)	(105)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	321	174
Remeasurement of contingent consideration	162	(385)
Payments on consideration payable	(551)	(1,116)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	383	708
Deferred income taxes	2,315	2,775
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	589	199
Accounts receivable, net	3,426	—
Inventories	(529)	—
Income taxes receivable	538	—
Route and customer acquisition costs	(730)	(469)
Route and customer acquisition costs payable	(424)	(184)
Accounts payable and accrued expenses	5,588	1,173
Accrued compensation and related expenses	(3,903)	(4,642)
Other assets	581	(58)
Net cash provided by operating activities	37,983	22,061
Cash flows from investing activities:
Purchases of property and equipment	(21,461)	(6,752)
Proceeds from the sale of property and equipment	476	365
Business and asset acquisitions, net of cash acquired	(2,600)	—
Net cash used in investing activities	(23,585)	(6,387)
Cash flows from financing activities:
Proceeds from debt	8,000	—
Payments on debt	(12,625)	(4,375)
Payments for repurchase of common stock	(4,206)	(13,934)
Payments on interest rate caplets	(240)	(157)
Proceeds from exercise of stock options	—	38
Payments on consideration payable	(168)	(1,084)
Tax withholding on stock-based payments	(743)	(50)
Net cash used in financing activities	(9,982)	(19,562)
Net increase (decrease) in cash and cash equivalents	4,416	(3,888)
Cash and cash equivalents:
Beginning of period	224,113	198,786
End of period	$228,529	$194,898

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$9,275	$3,386
Income taxes	$—	$(204)
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$10,885	$4,338
Deferred premium on interest rate caplets	$2,784	$3,898
Acquisition of businesses and assets:
Total identifiable net assets acquired	$2,600	$—
Cash purchase price	$2,600	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States. The Company's wholly owned subsidiary, Accel Entertainment Gaming, LLC, has been licensed by the State of Illinois Gaming Board (“IGB”) since March 15, 2012 to be a terminal operator in the State of Illinois. Its Illinois terminal operator license allows the Company to install and operate gaming terminals in licensed gaming locations throughout the State of Illinois as approved by individual municipalities. The Illinois terminal operator license, which is not transferable or assignable, requires compliance with applicable regulations and the license is renewable annually unless sooner cancelled or terminated.
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
In June 2022, the Company became a licensed distributor of mechanical amusement devices (“MADs”) in Nebraska and commenced operations in this market. The Company also operates redemption terminals, which also function as ATMs at its gaming locations, and amusement equipment at certain locations.
The Company is also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
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
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements, manufacturing and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income.
Total net revenues for the three months ended March 31, is disaggregated in the following table by the primary states in which the Company operates given the geographic economic factors that affect the revenues in the states.

(in thousands)	Three Months Ended March 31,
	2023	2022
Net revenues by state:
Illinois	$219,843	$194,859
Montana	36,451	—
Nevada	29,961	—
Other	6,953	2,032
Total net revenues	$293,208	$196,891
Recent accounting pronouncements: In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). The guidance in this ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with Accounting Standards Codification (“ASC”) 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”), which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

2020, through December 31, 2022 by accounting topic. The Company currently references LIBOR for certain debt and hedging arrangements. While no material impacts are expected from the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”), the Company will continue to evaluate the provisions of this ASU and the impacts of transitioning to the SOFR rate in the second quarter of 2023.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.
Note 3. Inventories
Inventories were as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and manufacturing supplies	$6,003	$4,977
Finished products	1,473	1,964
Total inventories	$7,476	$6,941
At March 31, 2023 and December 31, 2022, no inventory valuation allowance was determined to be necessary.
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
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes continue to be accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income (loss). As of the filing of the financial statements, the Gold Rush convertible notes (which the Company converted under the terms of the convertible notes to shares of common stock of Gold Rush, but the IGB has currently denied the distribution of shares to the Company) are deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments have been received. The Company has classified the entire $32.1 million accounting fair value of the convertible notes as current on the condensed consolidated balance sheets as the Company hopes to resolve this matter within the next year. The Company did not further adjust the valuation of the convertible notes downward as the Company believes, assuming for accounting purposes that the notes have not been converted, the recorded amounts approximate the accounting fair value. If successful, the Company's legal remedies with respect to its rights to receive the Gold Rush common stock or equivalent amounts it is entitled to receive with respect to the convertible notes could be materially in excess of the current accounting fair value. Changes in the fair value of the convertible notes are included within comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. For more information on how the Company determined the fair value of the convertible notes, see Note 12.
Note 5. Property and Equipment
Property and equipment consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Gaming terminals and equipment	$310,209	$266,972
Amusement and other equipment	26,227	39,249
Office equipment and furniture	2,704	6,996
Computer equipment and software	18,823	21,515
Leasehold improvements	7,362	11,945
Vehicles	17,083	2,534
Buildings and improvements	12,259	1,143
Land	1,663	14,531
Construction in progress	4,642	13,950
Total property and equipment	400,972	378,835
Less accumulated depreciation and amortization	(175,214)	(166,991)
Property and equipment, net	$225,758	$211,844
Depreciation and amortization of property and equipment was $9.1 million and $5.8 million for the three months ended March 31, 2023, and 2022, respectively. The year-over-year increase in depreciation expense is due to an increased number of locations and gaming terminals primarily attributable to the acquisition of Century in the second quarter of 2022.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. When gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $7.2 million and $7.6 million as of March 31, 2023, and December 31, 2022, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $6.3 million and $6.6 million as of March 31, 2023, and December 31, 2022, respectively, of which approximately $1.5 million is included in current liabilities in the accompanying condensed consolidated balance sheets as of both March 31, 2023, and December 31, 2022. The route and customer acquisition cost asset was comprised of payments made on the contracts of $18.3 million and $17.9 million as of March 31, 2023, and December 31, 2022, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.0 million and $1.2 million as of March 31, 2023, and December 31, 2022, respectively.
Route and customer acquisition costs consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cost	$32,112	$31,805
Accumulated amortization	(13,734)	(13,463)
Route and customer acquisition costs, net	$18,378	$18,342
Amortization expense of route and customer acquisition costs was $0.4 million and $0.3 million for the three months ended March 31, 2023, and 2022, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cost	$282,653	$282,653
Accumulated amortization	(97,570)	(93,310)
Location contracts acquired, net	$185,083	$189,343
Amortization expense of location contracts acquired was $4.3 million and $3.3 million for the three months ended March 31, 2023, and 2022, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $101.6 million and $100.7 million as of March 31, 2023, and December 31, 2022, respectively, of which $41.6 million was deductible for tax purposes as of March 31, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

On February 13, 2023, the Company acquired Rendezvous Casino and Burger Bar (“Rendezvous”), a hospitality operation in Billings, Montana, for a total purchase price of $2.6 million. The purchase price included the cost of the land, building and the related Montana All-Alcoholic Beverage License. The hospitality operation is set to be a Century vended location.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2023	$100,707
Addition to goodwill for acquisition of Rendezvous	847
Goodwill balance as of March 31, 2023	$101,554
Other intangible assets
Other intangible assets, net of $22.4 million and $23.0 million as of March 31, 2023 and December 31, 2022, respectively, consisted of definite-lived trade names, customer relationships, and software applications. Other intangible assets are related to the acquisition of Century which occurred in the second quarter of 2022. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Other intangible assets are amortized over their estimated 7 to 20-year useful lives. Amortization expense of other intangible assets was $0.6 million for the three months ended March 31, 2023.
Note 9. Debt
The Company’s debt as of March 31, 2023, and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving credit facility	$122,000	$121,000
Term Loan	323,750	328,125
Delayed Draw Term Loan	95,000	96,250
Total debt on credit facility	540,750	545,375
Add: Interest rate caplet liability	2,784	3,025
Less: Debt issuance costs	(5,919)	(6,368)
Total debt, net of debt issuance costs	537,615	542,032
Less: Current maturities	(23,469)	(23,466)
Total debt, net of current maturities	$514,146	$518,566
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The Company recognized an unrealized loss on the change in fair value of the caplets of $2.2 million and an unrealized gain of $4.9 million, net of taxes, for the three months ended March 31, 2023 and 2022, respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. Further, as the 1-month LIBOR interest rate exceeded 2% beginning in the second half of 2022, the Company recognized interest income on the caplets of $1.9 million for the three months ended March 31, 2023, which is reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 10. Business and Asset Acquisitions
2023 Business Acquisitions
On February 13, 2023, the Company acquired Rendezvous, a hospitality operation in Billings, Montana. The hospitality operation is set to be a Century vended location. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The total purchase price of $2.6 million was paid in cash at closing and was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million, ii) land totaling $0.5 million, iii) buildings totaling $0.4 million, iv) gaming equipment totaling $0.1 million, and v) goodwill totaling $0.8 million. The results of operations for Rendezvous are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
2022 Business Acquisitions
Progressive
On December 15, 2022, Century, the Company’s wholly owned subsidiary, acquired from DEP, Inc. (“Progressive”), a gaming operator in Montana, certain gaming assets and locations. The acquisition of Progressive adds 26 Montana gaming locations and approximately 300 gaming terminals to the Century portfolio. The total purchase price was $6.4 million, which Century paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and amusement equipment totaling $0.9 million; ii) location contracts totaling $4.3 million; and iii) goodwill totaling $1.2 million. The results of operations for Progressive are included in the condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and were not material.
River City
On September 9, 2022, the Company acquired from River City Amusement Company (“River City”) all of its operating assets in Nebraska, Iowa and South Dakota. River City's operations in these states consist of the ownership and operation of MAD and amusement equipment, as well as ATMs in the approximately 120 locations it serves. The total purchase price was approximately $2.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.1 million; ii) amusement and other equipment totaling $0.9 million; iii) location contracts totaling $1.7 million; and iv) cash totaling $0.1 million. The results of operations for River City are included in the condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and were not material.
VVS
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of MADs in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS adds approximately 250 locations in the greater Lincoln area. The total purchase price was approximately $12.0 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration is to be paid in cash if a net revenue target is achieved as of the first anniversary of the consummation of the transaction. The fair value of the contingent consideration was $2.4 million as of December 31, 2022 and is included within consideration payable on the consolidated balance sheet. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.9 million; ii) amusement and other equipment totaling $3.9 million; and iii) location contracts totaling $7.2 million. The results of operations for VVS are included in the condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and were not material.

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
The results of operations for Century are included in the condensed consolidated financial statements of the Company from the date of acquisition. Century's acquired assets generated revenues and net income of $66.3 million and $1.7 million for the three months ended March 31, 2023.
Pro Forma Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2022 as if the acquisition of Century had occurred as of January 1, 2021, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquiree prior to the acquisition date and are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of January 1, 2021. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

Three months ended
March 31, 2022
Revenues	$196,891
Net income	15,788
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
TAV	$1,265	$1,446	$1,025	$1,918
Fair Share Gaming	775	231	951	175
Family Amusement	2,054	—	2,032	—
Skyhigh	609	4,844	606	4,779
G3	433	—	433	—
VVS	2,466	—	2,442	—
Tom's Amusements	58	—	58	—
Island	100	—	100	—
Total	$7,760	$6,521	$7,647	$6,872
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
In 2019, 5,000,000 shares of Class A-2 Common Stock were issued, subject to the conditions set forth in a restricted stock agreement (the “Restricted Stock Agreement”), which sets forth the terms upon which the Class A-2 Common Stock will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 Common Stock. The exchange of Class A-2 Common Stock for Class A-1 Common Stock will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the specified triggers, based either on the Company achieving certain last twelve month EBITDA (“LTM EBITDA”) thresholds in certain periods or the closing sale price of Class A-1 Common Stock exceeding certain prices over certain trading periods.
In 2020, the market condition for the settlement of Tranche I was satisfied. As a result, 1,666,636 shares of the 1,666,666 shares of Class A-2 Common Stock were converted into Class A-1 Common Stock.
The current thresholds, as approved by a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 Common Stock, for the remaining two Tranches are as follows:
•Tranche II, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA threshold (A) as of March 31, 2023 is $172.4 million, and (B) as of June 30, 2023 is $177.4 million; (ii) the closing sale price of Class A-1 Common Stock on the New York Stock Exchange (“NYSE”) equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA threshold (A) as of December 31, 2023 is $198.5 million and (B) March 31, 2024 or June 30, 2024 is $198.6 million or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.

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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	16,676	—	16,676	—
Total	$48,741	$—	$16,676	$32,065

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	19,919	—	19,919	—
Total	$51,984	$—	$19,919	$32,065
Investment in convertible notes
As described in Note 4, on July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights to convert the convertible notes into common stock of Gold Rush, subject to approval from the IGB to transfer the common stock to the Company. Accordingly, beginning in the third quarter of 2021, given the pending request for regulatory approval on the transfer of equity interest, the fair value of the convertible notes was estimated using a probability-weighted approach. Assuming regulatory approval was received, the fair value of the convertible notes was estimated on an as-converted basis by multiplying the equity value of Gold Rush by the ownership percentage as calculated pursuant to the terms of the convertible note agreements. In the scenario where regulatory approval was not received, the fair value of the convertible notes was estimated using a discounted cash flow approach assuming the Company would request immediate redemption of the principal and accrued interest and the discount rate was estimated based on comparable public debt rates. This assumption did not consider legal claims the Company may have under the convertible notes to receive the economic value of the conversion shares, even if transfer of the actual ownership interest in Gold Rush to Accel was not approved by the IGB. After the IGB Administrator’s denial of the transfer of the equity interest on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus interest accrued as of December 31, 2021. The Company has considered interest as an input to the accounting fair value for all periods and periodically reevaluates its impact, if any, based on developments including the pending lawsuit against Gold Rush. For the avoidance of doubt, this fair value is less than what Accel maintains Gold Rush owes Accel under the convertible notes, but is consistent with ASC Topic 820. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and the Company is pursuing its legal remedies with respect to the amounts owed by Gold Rush.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$9,515	$—	$—	$9,515
Contingent earnout shares	27,890	—	27,890	—
Warrants	13	—	13	—
Total	$37,418	$—	$27,903	$9,515

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$9,543	$—	$—	$9,543
Contingent earnout shares	23,288	—	23,288	—
Warrants	13	—	13	—
Total	$32,844	$—	$23,301	$9,543
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
Warrants
The Company has 5,144 warrants outstanding as of March 31, 2023, the liability for which is included in other long-term liabilities on the condensed consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three months ended March 31, 2023 and 2022.

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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2023, the Company purchased a total of 8,822,001 shares under the plan at a total cost of $92.2 million, of which 476,718 shares at a cost of $4.2 million were purchased during the three months ended March 31, 2023.
Note 14. Stock-based Compensation
The Company grants various types of stock-based compensation awards. The Company measures its stock-based compensation expense based on the grant date fair value of the award and recognizes the expense over the requisite service period for the respective award.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 356,786 restricted stock units (“RSUs”) to the Board of Directors and certain eligible employees during the first quarter of 2023, which will vest over a period of 3 years for employees and a period of approximately 9 months for Board of Directors. The Company also issued 182,494 performance-based restricted stock units (“PSUs”) to certain eligible employees during the first quarter of 2023, which will vest after 3 years. The numbers of shares earned upon vesting of the PSUs, if any, is based on the attainment of performance goals over the performance period, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. The estimated grant date fair value of these RSUs and PSUs totaled $4.8 million.
Stock-based compensation expense, which pertains to the Company’s stock options, RSUs and PSUs, was $1.7 million and $1.6 million for the three months ended March 31, 2023, and 2022, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $6.0 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 39.5% and 23.4% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into an exclusive location agreement with Accel. In late August and early September 2012, each of the Defendant Establishments signed a separate location agreement with the Company, purporting to grant the Company the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the IGB.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed a new lawsuit to challenge the IGB’s rulings. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, has established no reserves relating to such matters. There are also petitions pending with the IGB which could lead to the Company obtaining new locations.
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Jason Rowell and other parties related to Mr. Rowell’s breaches of his non-compete agreement with Accel. The Company alleged that Mr. Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Mr. Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. The Company has answered the complaint and asserted a counterclaim and intends to defend itself against the allegations. Pre-trial discovery is ongoing as of the date of this report. Mr. Rowell's claims and the Company's claims are both being litigated in this lawsuit, while the original lawsuit remains pending against the other defendants.
On July 2, 2019, Illinois Gaming Investors, LLC filed a lawsuit against the Company. The lawsuit alleges that a current employee violated his non-competition agreement with Illinois Gaming Investors, LLC, and together with the Company, wrongfully solicited prohibited licensed video gaming locations. The parties settled this dispute in April 2022.
On December 18, 2020, the Company received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint seeks to fine the Company in the amount of $5 million. The Company filed its initial answer to the IGB’s complaint on January 11, 2021. On July 22, 2022, both parties filed motions for summary judgment. The Company expects decisions on the motions in the second quarter of 2023.
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. The Court granted Gold Rush’s motion to dismiss, with leave to amend, on November 16, 2022. The Company filed an amended complaint on December 22, 2022, and asked the court to summarily dismiss the repealed claims to allow the Company to seek appeal of their dismissal by the Circuit Court. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleges that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. The complaint seeks declaratory judgment and damages related to the allegations. Following the Company's motion to dismiss, on November 16, 2022, the Court dismissed two of Gold Rush’s claims against the Company, but allowed four claims to proceed. The Company answered the complaint on December 14, 2022. The parties are currently engaged in the discovery process and no trial date has been set. The Company intends to vigorously defend itself against the allegations in the complaint and denies any allegations of wrongdoing. On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of the Company’s conversion of the convertible notes.
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
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating gaming terminals within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax.
The results for the three months ended March 31, 2022 included a loss of $1.0 million related to these matters and is included within other expenses, net in the condensed consolidated statements of operations and other comprehensive income.
Note 17. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), and Tom’s Amusement Company, Inc., (“Tom's Amusements”), the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $1.0 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.3 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.
Consideration payable to the G3 sellers was $0.4 million as of both March 31, 2023 and December 31, 2022. There were no payments to the G3 sellers under the acquisition agreement during the three months ended March 31, 2023 and 2022.
Consideration payable to the Tom's Amusements seller was $0.1 million as of both March 31, 2023 and December 31, 2022. There were no payments to the Tom's Amusements seller during the three months ended March 31, 2023 and 2022.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.1 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$9,182	$15,788

Basic weighted average outstanding shares of common stock	86,885	92,993
Dilutive effect of stock-based awards for common stock	247	748
Diluted weighted average outstanding shares of common stock	87,132	93,741

Earnings per common share:
Basic	$0.11	$0.17
Diluted	$0.11	$0.17
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,907,216 and 4,729,800 as of March 31, 2023 and 2022, respectively.
Note 19. Subsequent Events
On April 11, 2023, the Company entered into an agreement to acquire an operator in the state of Louisiana and an option to acquire a second operator in the state of Louisiana. In connection therewith, the Company paid $3.5 million as an advance against a portion of the purchase price

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in “Risk Factors” in this Quarterly Report on Form 10-Q, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Company Overview
We believe we are a leading distributed gaming operator in the United States on an Adjusted EBITDA basis, and a preferred partner for local business owners in the markets we serve. Our business consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. We also operate stand-alone ATMs in gaming and non-gaming locations. We currently operate as a distributed gaming operator in the following states:
•Illinois - we have been a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana - we were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice effective through June 2023,
•Nevada - we were granted a two-year terminal operator license in June 2022 by the Nevada Gaming Commission,
•Georgia - we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa - we are registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa,
•Nebraska - we became a licensed distributor of mechanical amusement devices in Nebraska in June 2022, and commenced operations in this market,
•Pennsylvania - we have held a license from the Pennsylvania Gaming Control Board since November 2020.
Through our wholly owned subsidiary, Grand Vision Gaming, we are also a manufacturer of gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets.
We are also subject to various other federal, state and local laws and regulations in addition to gaming regulations.
Century Acquisition
On June 1, 2022, we completed our previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation. The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the three months ended March 31, 2023 includes the results of Century.

Macroeconomic Factors
Ongoing interest rate increases, persistent inflation and actual or perceived instability in the U.S. and global banking systems may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the United States and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, levels of gaming activity would not be adversely affected. Further, as described in more detail below, we have observed certain increases in our costs, particularly higher wages and increased fuel costs, as well as increased interest expense on our debt. In addition, during the first quarter of 2023, we accelerated certain of our capital expenditures related to gaming machine components to manage our supply chain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
Components of Performance
Revenues
Net gaming. Net gaming revenue represents net cash received from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by our location partners and is recognized at the time of gaming play.
Amusement. Amusement revenue represents amounts collected from amusement devices operated at various location partners and is recognized at the point the amusement device is used.
Manufacturing. Manufacturing revenue represents sales of gaming terminals by Grand Vision Gaming, a wholly owned subsidiary of Century, which is a designer and manufacturer of gaming terminals and related equipment.
ATM fees and other revenue. ATM fees and other revenue represents fees charged for the withdrawal of funds from our redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction.
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net gaming revenue that is payable to the appropriate jurisdiction, (ii) licenses, permits and other fees required for the operation of gaming terminals and other equipment, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees, and (vi) costs associated with the sale of gaming terminals.
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
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and the gaming locations in the states we serve, which allows us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to our incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.
Interest expense, net
Interest expense, net consists of interest on our current credit facilities, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2023 and 2022:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	Change ($)	Change (%)
Revenues:
Net gaming	$279,380	$188,462	90,918	48.2%
Amusement	6,798	4,990	1,808	36.2%
Manufacturing	2,122	—	2,122	N/A
ATM fees and other revenue	4,908	3,439	1,469	42.7%
Total net revenues	293,208	196,891	96,317	48.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	204,962	132,620	72,342	54.5%
General and administrative	43,018	31,119	11,899	38.2%
Depreciation and amortization of property and equipment	9,063	5,841	3,222	55.2%
Amortization of intangible assets and route and customer acquisition costs	5,242	3,548	1,694	47.7%
Other expenses, net	3,251	2,556	695	27.2%
Total operating expenses	265,536	175,684	89,852	51.1%
Operating income	27,672	21,207	6,465	30.5%
Interest expense, net	7,888	4,001	3,887	97.2%
Loss (gain) on change in fair value of contingent earnout shares	4,602	(3,417)	8,019	234.7%
Income before income tax expense	15,182	20,623	(5,441)	(26.4)%
Income tax expense	6,000	4,835	1,165	24.1%
Net income	$9,182	$15,788	$(6,606)	(41.8)%
`

Revenues
Total revenues for the three months ended March 31, 2023 were $293.2 million, an increase of $96.3 million, or 48.9%, compared to the prior-year period. This increase was driven by higher net gaming revenue of $90.9 million, or 48.2%, and manufacturing revenue of $2.1 million. Higher net gaming revenue for the three months ended March 31, 2023 was attributable to an increase in gaming terminals and locations due primarily to the acquisition of Century. Net revenues by state are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues by state:
Illinois	$219,843	$194,859
Montana	36,451	—
Nevada	29,961	—
All other	6,953	2,032
Total net revenues	$293,208	$196,891
Cost of revenue
Cost of revenue for the three months ended March 31, 2023 was $205.0 million, an increase of $72.3 million, or 54.5%, compared to the prior-year period due primarily to higher revenue, as described above.
General and administrative
General and administrative expenses for the three months ended March 31, 2023 were $43.0 million, an increase of $11.9 million, or 38.2%, compared to the prior-year period. The increase reflected additional operating costs from Century as well as higher payroll-related costs as we continue to grow our operations and higher professional fees.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2023 was $9.1 million, an increase of $3.2 million, or 55.2%, compared to the prior-year period due to an increased number of locations and gaming terminals primarily attributable to the acquisition of Century.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended March 31, 2023 was $5.2 million, an increase of $1.7 million, or 47.7%, compared to the prior-year period due to an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.
Other expenses, net
Other expenses, net for the three months ended March 31, 2023 were $3.3 million, an increase of $0.7 million, or 27.2%, compared to the prior-year period due to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and higher non-recurring costs on acquisition-related matters, partially offset by a $1.0 million loss associated with a legal settlement that was recorded in the prior year.
Interest expense, net
Interest expense, net for the three months ended March 31, 2023 was $7.9 million, an increase of $3.9 million, or 97.2%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. The weighted average interest rate, excluding the impact of the interest rate caplets, was approximately 6.8% for the three months ended March 31, 2023 compared to 3.6% in the prior-year period.

Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended March 31, 2023 was $4.6 million, compared to the prior-year period, which had a gain of $3.4 million. The changes in fair value are primarily due to the change in the market value of our A-1 common stock, which was the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended March 31, 2023 was $6.0 million, an increase of $1.2 million, or 24.1%, compared to the prior-year period. The effective tax rate for the three months ended March 31, 2023 was 39.5% compared to 23.4% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of March 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	2,663	2,565	64	2.5%
Montana	620	—	620	N/A
Nevada	345	—	345	N/A
Total locations	3,628	2,565	1,063	41.4%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in the primary locations:

	As of March 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	14,546	13,663	758	5.6%
Montana	6,247	—	6,247	N/A
Nevada	2,704	—	2,704	N/A
Total gaming terminals	23,497	13,663	9,834	72.0%
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures and are key metrics used to monitor ongoing core operations. Our management believes Adjusted EBITDA and Adjusted net income enhance the understanding of our underlying drivers of profitability and trends in our business and facilitate company-to-company and period-to-period comparisons, because these non-GAAP financial measures exclude the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management also believes that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to fund capital expenditures, service debt obligations and meet working capital requirements.

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,
	2023	2022

Net income	$9,182	$15,788
Adjustments:
Amortization of intangible assets and route and customer acquisition costs(1)	5,242	3,548
Stock-based compensation (2)	1,688	1,605
Loss (gain) on change in fair value of contingent earnout shares (3)	4,602	(3,417)
Other expenses, net (4)	3,251	2,556
Tax effect of adjustments (5)	(2,901)	(2,475)
Adjusted net income	21,064	17,605
Depreciation and amortization of property and equipment	9,063	5,841
Interest expense, net	7,888	4,001
Emerging markets (6)	(798)	485
Income tax expense	8,901	7,310
Adjusted EBITDA	$46,118	$35,242
(1)Amortization of intangible assets and route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business acquisition, as well as the amortization of other intangible assets. We amortize the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognize non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as we do not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of intangible assets and route and customer acquisition costs” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired, as well as the amortization of other intangible assets.
(2)Stock-based compensation consists of options, restricted stock units, and performance-based restricted stock units.
(3)Loss (gain) on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, shares of Class A-2 common stock convert to Class A-1 common stock resulting in a non-cash settlement of the obligation.
(4)Other expenses, net consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, and (iii) other non-recurring expenses.
(5)Calculated by excluding the impact of the non-GAAP adjustments from the current period tax provision calculations.
(6)Emerging markets consist of the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first. We currently view Nebraska, Iowa and Pennsylvania as emerging markets. Prior to July 2022, Georgia was considered an emerging market.
Adjusted EBITDA for the three months ended March 31, 2023, was $46.1 million, an increase of $10.9 million, or 30.9%, compared to the prior-year period. The increase in performance for the three months ended March 31, 2023 was attributable to an increase in the number of locations and gaming terminals, due primarily to the acquisition of Century.

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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of March 31, 2023, we had $228.5 million in cash and cash equivalents.
Senior Secured Credit Facility
On November 13, 2019, we entered into a credit agreement (the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
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
As of March 31, 2023, there remained $328 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted LIBOR rate (“LIBOR”) (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable LIBOR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) LIBOR for a 1-month Interest Period on such day plus 1.0%. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available. As of March 31, 2023, the weighted-average interest rate was approximately 6.8%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for LIBOR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. We are required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable LIBOR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of us and our restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) LIBOR (50bps floor) plus a margin up to 2.75%, at our option.
The term loans and, once drawn, the additional term loans will amortize at an annual rate equal to 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, we may be required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Credit Agreement may be prepaid without premium or penalty, subject to customary LIBOR “breakage” costs.
The Credit Agreement contains certain customary affirmative and negative covenants and events of default, and requires us and certain of our affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.

In addition, the Credit Agreement requires us to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the Closing Date and determined on the basis of the four most recently ended fiscal quarters by us for which financial statements have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights.
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
We were in compliance with all debt covenants as of March 31, 2023. We expect to meet our cash obligations as well as remain in compliance with the debt covenants in our credit facility for the next 12 months.
Interest rate caplets
We manage our exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect us if interest rates exceed 2% of 1-month LIBOR. The maturing dates of these caplets coincide with the timing of our interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in our financial statements, and was financed as additional debt. We recognized an unrealized gain on the change in fair value of the interest rate caplets of $2.2 million and $4.9 million, net of taxes, for the three months ended March 31, 2023 and 2022, respectively. Further, as the 1-month LIBOR interest rate exceeded 2% beginning in the second half of 2022, the Company recognized interest income on the caplets of $1.9 million for the three months ended March 31, 2023, which is reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$37,983	$22,061
Net cash used in investing activities	(23,585)	(6,387)
Net cash used in financing activities	(9,982)	(19,562)

Net cash provided by operating activities
For the three months ended March 31, 2023, net cash provided by operating activities was $38.0 million, an increase of $15.9 million over the comparable period due primarily to lower working capital adjustments.

Net cash used in investing activities
For the three months ended March 31, 2023, net cash used in investing activities was $23.6 million, an increase of $17.2 million over the comparable period and was primarily attributable to more cash used for the purchases of property and equipment. We anticipate our capital expenditures for the purchases of property and equipment will be approximately $50–60 million in 2023.
Net cash used in financing activities
For the three months ended March 31, 2023, net cash used in financing activities was $10.0 million, a decrease of $9.6 million over the comparable period. The decrease reflects a reduction in repurchases of our Class A-1 common stock under our share repurchase program.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at our locations, and higher in cold weather between February and April, when players will typically spend more time indoors at our locations. Holidays, vacation seasons, and sporting events may also cause our results to fluctuate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $540.8 million as of March 31, 2023. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.4 million annually, assuming the balance outstanding under the credit facility remained at $540.8 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR interest rate exceeded 2% in the second half of 2022.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2023, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 were still present as of March 31, 2023 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We are also in the process of integrating Century, which was acquired on June 1, 2022, into our system of internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this Item is incorporated by reference to the discussion in Note 15, Commitments and Contingencies, of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
Except for as set forth below, there have been no material changes in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Business and Industry
Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics, pandemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect Accel’s business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, rising interest rates and labor shortages, or inflation or stagflation, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, U.S. capital and credit markets may be adversely affected by numerous factors including: instability in the U.S. and global banking systems due to financial institutions experiencing financial distress, entering into receivership or becoming insolvent, or concerns or rumors about any events of these kinds; the conflict between Russia and Ukraine, the possibility of a wider European or global conflict and global sanctions imposed in response thereto; as well as protracted negotiations regarding the U.S. federal debt ceiling or the U.S. government's failure to raise the debt ceiling. The difficulty or inability of location partners to access their funds or generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
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

Risks Related to our Financial Condition
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect Accel’s financial condition and results of operations.
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide credit and liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation as receiver and Credit Suisse and UBS entered into a merger agreement following the intervention of the Swiss regulators. Although Accel did not have cash or cash equivalent balances on deposit with these institutions, and these institutions were not lenders under Accel’s indebtedness or counterparties to Accel’s interest rate hedging arrangements, instability in the U.S. or international financial systems could result in less favorable commercial financing or derivative terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources or hedging, thereby making it more difficult for Accel to obtain financing on terms favorable to it, which could have a material adverse impact on Accel’s results of operations, cash flows and financial condition.
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
All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares. Repurchases under our program are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The following table presents a summary of share repurchases made during the first quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

January 1, 2023 - January 31, 2023	249,821	$8.69	$109.8

February 1, 2023 - February 28, 2023	1,600	$9.02	$109.8

March 1, 2023 - March 31, 2023	225,297	$8.97	$107.8

Total	476,718	$8.82

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.13* **	Form of Restricted Stock Unit Award Agreement

10.23* **	Form of Performance-Based Restricted Stock Unit Award Agreement

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

* Filed herewith.
** Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: May 3, 2023	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer