Form 10-Q
period 2023-09-30
Accel Entertainment, Inc.
filed 2023-11-07
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 3, 2023, there were 84,803,284 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net gaming	$274,123	$255,606	$831,054	$662,491
Amusement	5,411	4,860	17,839	14,543
Manufacturing	3,334	2,489	9,886	3,408
ATM fees and other	4,629	4,012	14,573	11,285
Total net revenues	287,497	266,967	873,352	691,727
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	198,743	185,878	604,603	473,164
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	2,065	1,656	5,627	2,421
General and administrative	45,183	39,796	132,421	103,634
Depreciation and amortization of property and equipment	9,405	8,136	27,914	20,575
Amortization of intangible assets and route and customer acquisition costs	5,299	5,156	15,825	12,278
Other expenses, net	1,682	3,106	5,006	7,894
Total operating expenses	262,377	243,728	791,396	619,966
Operating income	25,120	23,239	81,956	71,761
Interest expense, net	8,415	6,239	24,546	14,031
Loss (gain) on change in fair value of contingent earnout shares	1,625	(10,358)	11,063	(19,497)
Income before income tax expense	15,080	27,358	46,347	77,227
Income tax expense	4,630	4,914	16,732	16,531
Net income	$10,450	$22,444	$29,615	$60,696
Earnings per common share:
Basic	$0.12	$0.25	$0.34	$0.66
Diluted	0.12	0.25	0.34	0.66
Weighted average number of shares outstanding:
Basic	85,865	89,992	86,305	91,299
Diluted	87,114	90,528	87,022	91,945

Comprehensive income
Net income	$10,450	$22,444	$29,615	$60,696
Unrealized gain (loss) on interest rate caplets (net of income taxes of $37, $2,317, $(3) and $5,011, respectively)	97	5,925	(7)	12,696
Comprehensive income	$10,547	$28,369	$29,608	$73,392
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	September 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$230,388	$224,113
Accounts receivable, net	13,362	11,166
Prepaid expenses	8,027	7,407
Inventories	6,780	6,941
Interest rate caplets	9,927	8,555
Investment in convertible notes	—	32,065
Other current assets	14,166	8,965
Total current assets	282,650	299,212
Property and equipment, net	245,714	211,844
Noncurrent assets:
Route and customer acquisition costs, net	19,127	18,342
Location contracts acquired, net	177,681	189,343
Goodwill	101,554	100,707
Other intangible assets, net	21,152	22,979
Interest rate caplets, net of current	9,241	11,364
Other assets	14,289	8,978
Total noncurrent assets	343,044	351,713
Total assets	$871,408	$862,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$28,479	$23,466
Current portion of route and customer acquisition costs payable	1,481	1,487
Accrued location gaming expense	7,858	7,791
Accrued state gaming expense	16,965	16,605
Accounts payable and other accrued expenses	23,067	22,302
Accrued compensation and related expenses	9,192	10,607
Current portion of consideration payable	5,175	7,647
Total current liabilities	92,217	89,905
Long-term liabilities:
Debt, net of current maturities	484,004	518,566
Route and customer acquisition costs payable, less current portion	4,893	5,137
Consideration payable, less current portion	5,319	6,872
Contingent earnout share liability	34,351	23,288
Other long-term liabilities	5,786	3,390
Deferred income tax liability, net	46,064	37,021
Total long-term liabilities	580,417	594,274
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 94,872,069 shares issued and 85,389,889 shares outstanding at September 30, 2023; 94,504,051 shares issued and 86,674,390 shares outstanding at December 31, 2022	9	9
Additional paid-in capital	200,545	194,157
Treasury stock, at cost	(97,509)	(81,697)
Accumulated other comprehensive income	12,233	12,240
Accumulated earnings	83,496	53,881
Total stockholders' equity	198,774	178,590
Total liabilities and stockholders' equity	$871,408	$862,769
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2023	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	(476,718)	—	—	(476,718)	(4,206)	—	—	(4,206)
Stock-based compensation	—	—	1,688	—	—	—	—	1,688
Exercise of stock-based awards, net of shares withheld	247,153	—	(602)	—	—	—	—	(602)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(2,166)	—	(2,166)
Net income	—	—	—	—	—	—	9,182	9,182
Balance, March 31, 2023	86,444,825	9	195,243	(8,306,379)	(85,903)	10,074	63,063	182,486
Repurchase of common stock	(887,174)	—	—	(887,174)	(8,230)	—	—	(8,230)
Stock-based compensation	—	—	2,567	—	—	—	—	2,567
Exercise of stock-based awards, net of shares withheld	48,074	—	(120)	—	—	—	—	(120)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	2,062	—	2,062
Net income	—	—	—	—	—	—	9,983	9,983
Balance, June 30, 2023	85,605,725	$9	$197,690	(9,193,553)	$(94,133)	$12,136	$73,046	$188,748
Repurchase of common stock	(301,199)	—	—	(301,199)	(3,376)	—	—	(3,376)
Stock-based compensation	—	—	2,718	—	—	—	—	2,718
Exercise of stock-based awards, net of shares withheld	85,363	—	137	—	—	—	—	137
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	97	—	97
Net income	—	—	—	—	—	—	10,450	10,450
Balance, September 30, 2023	85,389,889	$9	$200,545	(9,494,752)	$(97,509)	$12,233	$83,496	$198,774

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings (Deficit)	Equity
Balance, January 1, 2022	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	(1,087,990)	—	—	(1,087,990)	(13,934)	—	—	(13,934)
Stock-based compensation	—	—	1,605	—	—	—	—	1,605
Exercise of stock-based awards	161,969	—	38	—	—	—	—	38
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	4,864	—	4,864
Net income	—	—	—	—	—	—	15,788	15,788
Balance, March 31, 2022	92,484,542	9	189,299	(1,789,295)	(22,917)	4,864	(4,433)	166,822
Repurchase of common stock	(2,326,413)	—	—	(2,326,413)	(25,498)	—	—	(25,498)
Reissuance of treasury stock in business combination	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	2,281	—	—	—	—	2,281
Exercise of stock-based awards	85,580	—	315	—	—	—	—	315
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	1,907	—	1,907
Net income	—	—	—	—	—	—	22,464	22,464
Balance, June 30, 2022	90,759,331	9	191,190	(3,600,086)	(42,126)	6,771	18,031	173,875
Repurchase of common stock	(2,265,107)	—	—	(2,265,107)	(22,486)	—	—	(22,486)
Stock-based compensation	—	—	1,070	—	—	—	—	1,070
Exercise of stock-based awards	75,448	—	54	—	—	—	—	54
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	5,925	—	5,925
Net income	—	—	—	—	—	—	22,444	22,444
Balance, September 30, 2022	88,569,672	$9	$192,314	(5,865,193)	$(64,612)	$12,696	$40,475	$180,882
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$29,615	$60,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,914	20,575
Amortization of intangible assets and route and customer acquisition costs	15,825	12,278
Amortization of debt issuance costs	1,349	1,652
Loss (gain) on change in fair value of contingent earnout shares	11,063	(19,497)
Stock-based compensation	6,973	4,956
Loss (gain) on disposal of property and equipment	94	(706)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	784	410
Remeasurement of contingent consideration	178	(1,992)
Payments on consideration payable	(2,123)	(2,282)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,141	1,991
Deferred income taxes	9,047	10,958
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,183)	(605)
Accounts receivable, net	(2,196)	661
Inventories	167	(432)
Route and customer acquisition costs	(2,762)	(3,170)
Route and customer acquisition costs payable	(449)	1,115
Accounts payable and accrued expenses	1,783	(6,205)
Accrued compensation and related expenses	(1,415)	(284)
Other assets	(3,798)	(1,869)
Net cash provided by operating activities	92,007	78,250
Cash flows from investing activities:
Purchases of property and equipment	(60,218)	(32,978)
Proceeds from the sale of property and equipment	1,464	1,735
Proceeds from the settlement of convertible notes	32,065	—
Advances against a portion of the purchase price on pending business acquisition	(4,600)	—
Business and asset acquisitions, net of cash acquired	(4,115)	(137,628)
Net cash used in investing activities	(35,404)	(168,871)
Cash flows from financing activities:
Proceeds from debt	123,000	199,000
Payments on debt	(152,875)	(24,000)
Payments for debt issuance costs	(300)	—
Payments for repurchase of common stock	(15,655)	(61,917)
Payments on interest rate caplets	(723)	(633)
Proceeds from exercise of stock-based awards	208	407
Payments on consideration payable	(3,022)	(8,892)
Tax withholding on stock-based payments	(961)	(67)
Net cash (used in) provided by financing activities	(50,328)	103,898
Net increase in cash and cash equivalents	6,275	13,277
Cash and cash equivalents:
Beginning of period	224,113	198,786
End of period	$230,388	$212,063

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$22,586	$11,964
Income taxes	$7,575	$7,041
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$11,655	$8,128
Deferred premium on interest rate caplets	$2,302	$3,265
Fair value of treasury stock issued in business combination	$—	$5,584
Acquisition of businesses and assets:
Total identifiable net assets acquired	$4,115	$179,015
Less cash acquired	—	(33,270)
Less consideration payable	—	(2,533)
Less fair value of treasury stock issued	—	(5,584)
Cash purchase price	$4,115	$137,628
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States (“U.S.”). The Company has operations in Illinois, Montana, Nevada, Georgia, Nebraska, Iowa, and Pennsylvania. The Company is subject to the various gaming regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
The Company’s business primarily consists of the installation, maintenance and operation of gaming terminals, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and other amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. The Company also operates stand-alone ATMs in gaming and non-gaming locations.
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
Use of estimates: The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.
Segment information: The Company operates as a single reportable segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses the Company’s performance and allocates resources based on consolidated results, and this is the only discrete financial information that is regularly reviewed by the CODM.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Revenue recognition: The Company primarily generates revenues from the following types of services: gaming terminals, amusements, manufacturing and ATMs. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income.
Total net revenues for the three and nine months ended September 30, 2023 and 2022 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues by state:
Illinois	$212,113	$200,914	$647,903	$601,735
Montana	39,362	33,456	115,088	44,282
Nevada	28,003	28,439	87,833	37,359
Other	8,019	4,158	22,528	8,351
Total net revenues	$287,497	$266,967	$873,352	$691,727
Recent accounting pronouncements: In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). The guidance in this ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with Accounting Standards Codification (“ASC”) 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The impact of the adoption of this ASU has not been material to the Company’s financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”), which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The Company adopted the new standard in the second quarter of 2023 as the Company transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) for its debt agreements and related cash flow hedges. The Company elected certain expedients offered by Topic 848 and, as such, the impact from referenced rate reform did not have a material impact on the Company’s results of operations, cash flows or financial position.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3. Inventories
Inventories were as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and manufacturing supplies	$5,406	$4,977
Finished products	1,374	1,964
Total inventories	$6,780	$6,941
As of September 30, 2023 and December 31, 2022, no inventory valuation allowance was determined to be necessary.
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
On July 30, 2021, the Company provided notice to Gold Rush that it was exercising its rights under each of the convertible notes to convert the entire aggregate principal amount and accrued interest into common stock of Gold Rush, subject to approval from the Illinois Gaming Board (“IGB”) to transfer the common stock to the Company and receipt of other customary closing deliverables.
On December 2, 2021, the Company received notice from the administrator of the IGB that he was denying the requested transfer of Gold Rush common stock to the Company and the IGB affirmed the administrator’s denial on January 27, 2022.
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes were accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income (loss). As such, the Gold Rush convertible notes were deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments were received. The Company classified the entire $32.1 million accounting fair value of the convertible notes as current on the condensed consolidated balance sheets as of December 31, 2022 as the Company had expected to resolve this matter within the next year. For more information on how the Company determined the fair value of the convertible notes, see Note 12.
On May 31, 2023, the Company and Gold Rush entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has recorded a receivable from Gold Rush of $1.3 million as of September 30, 2023, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other assets in the condensed consolidated balance sheets. The Company also recorded a gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Gaming terminals and equipment	$344,919	$294,944
Amusement and other equipment	26,850	25,807
Office equipment and furniture	2,998	2,534
Computer equipment and software	20,174	18,526
Leasehold improvements	7,987	6,996
Vehicles	19,938	16,293
Buildings and improvements	12,098	11,945
Land	1,649	1,143
Construction in progress	1,812	647
Total property and equipment	438,425	378,835
Less accumulated depreciation and amortization	(192,711)	(166,991)
Property and equipment, net	$245,714	$211,844
Depreciation and amortization of property and equipment was $9.4 million and $27.9 million for the three and nine months ended September 30, 2023, respectively. In comparison, depreciation and amortization of property and equipment was $8.1 million and $20.6 million for the three and nine months ended September 30, 2022, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. When gaming operations commence, payments are due monthly or quarterly. Gross payments due, based on the number of live locations, were approximately $7.4 million and $7.6 million as of September 30, 2023, and December 31, 2022, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $6.4 million and $6.6 million as of September 30, 2023, and December 31, 2022, respectively, of which approximately $1.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of both September 30, 2023, and December 31, 2022. The route and customer acquisition cost asset was comprised of payments made on the contracts of $19.5 million and $17.9 million as of September 30, 2023, and December 31, 2022, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.0 million and $1.2 million as of September 30, 2023, and December 31, 2022, respectively.
Route and customer acquisition costs consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cost	$33,534	$31,805
Accumulated amortization	(14,407)	(13,463)
Route and customer acquisition costs, net	$19,127	$18,342
Amortization expense of route and customer acquisition costs was $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cost	$283,796	$282,653
Accumulated amortization	(106,115)	(93,310)
Location contracts acquired, net	$177,681	$189,343
Amortization expense of location contracts acquired was $4.3 million and $12.8 million for the three and nine months ended September 30, 2023, respectively. In comparison, amortization expense of location contracts acquired was $4.0 million and $10.6 million for the three and nine months ended September 30, 2022, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $101.6 million and $100.7 million as of September 30, 2023, and December 31, 2022, respectively, of which $39.8 million was deductible for tax purposes as of September 30, 2023.
On February 13, 2023, the Company acquired Rendezvous Casino and Burger Bar (“Rendezvous”), a hospitality operation in Billings, Montana, for a total purchase price of $2.6 million. The purchase price included the cost of the land, building and the related Montana All-Alcoholic Beverage License. The hospitality operation is set to be a Century vended location.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2023	$100,707
Addition to goodwill for acquisition of Rendezvous	847
Goodwill balance as of September 30, 2023	$101,554
Other intangible assets
Other intangible assets, net of $21.2 million and $23.0 million as of September 30, 2023 and December 31, 2022, respectively, consisted of definite-lived trade names, customer relationships, and software applications. Other intangible assets are related to the acquisition of Century which occurred in the second quarter of 2022. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Other intangible assets are amortized over their estimated 7 to 20-year useful lives. Amortization expense of other intangible assets was $0.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. In comparison, amortization expense of other intangible assets was $0.8 million for both the three and nine months ended September 30, 2022.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of September 30, 2023, and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving credit facility	$8,000	$121,000
Term Loan	315,000	328,125
Delayed Draw Term Loan	192,500	96,250
Total debt on credit facility	515,500	545,375
Add: Interest rate caplet liability	2,302	3,025
Less: Debt issuance costs	(5,319)	(6,368)
Total debt, net of debt issuance costs	512,483	542,032
Less: Current maturities	(28,479)	(23,466)
Total debt, net of current maturities	$484,004	$518,566
On August 23, 2023, in order to extend the termination date to draw on the delayed draw term loan under the Company’s existing credit agreement (as amended, the “Credit Agreement”) to October 22, 2024, the Company and the other parties thereto entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). The other terms of the Credit Agreement remained unchanged. The Company incurred $0.3 million in debt issuance costs related to Amendment No. 4, which are being amortized over the remaining life of the Credit Facility.
On June 7, 2023, in order to replace the referenced LIBOR interest rate in the Company’s Credit Agreement with SOFR, the Company and the other parties thereto entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Under Amendment No. 3, borrowings under the Credit Agreement beginning on June 14, 2023 will bear interest, at the Company’s option, at a rate per annum equal to either (a) the Adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable lender, 12 months or any period shorter than 1 month or (ii) the administrative agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association or (iii) SOFR for a 1-month interest period on such day plus 1.0%. As of September 30, 2023, the weighted-average interest rate was approximately 7.2%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the delayed draw term loan facility.
The applicable SOFR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) SOFR (50 bps floor) plus a margin up to 2.75%, at the option of the Company.
The term loans and the additional term loans will amortize at an annual rate equal to 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, the Company may be required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Credit Agreement may be prepaid without premium or penalty, subject to customary SOFR “breakage” costs.

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
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in interest rates on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). In connection with the entry into Amendment No. 3, the referenced rate in the caplets was simultaneously changed from LIBOR to SOFR.
The Company recognized an unrealized gain on the change in fair value of the caplets of $0.1 million and an unrealized loss of less than $0.1 million, net of taxes, for the three and nine months ended September 30, 2023, respectively. In comparison, the Company recognized an unrealized gain on the change in fair value of the caplets of $5.9 million and $12.7 million, net of taxes, for the three and nine months ended September 30, 2022, respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. Further, the 1-month LIBOR/SOFR interest rate exceeded 2% beginning in the second half of 2022. As such, the Company recognized interest income on the caplets of $2.5 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million for both the three and nine months ended September 30, 2022, which are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business and Asset Acquisitions
2023 Business Acquisitions
Illinois Gaming Entertainment
On May 23, 2023, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired four operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.5 million, which the Company paid in cash at closing. The total purchase price of $1.5 million was allocated to the following assets: i) location contracts totaling $1.1 million and ii) gaming equipment totaling $0.4 million. The results of operations for IGE are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
On October 3, 2023, the Company acquired an additional three operational locations, as well as gaming equipment, from IGE for a total purchase price of $2.3 million.
Rendezvous
On February 13, 2023, the Company acquired Rendezvous, a hospitality operation in Billings, Montana. The hospitality operation is set to be a Century vended location. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The total purchase price of $2.6 million was paid in cash at closing and was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million; ii) land totaling $0.5 million; iii) buildings totaling $0.4 million; iv) gaming equipment totaling $0.1 million, and v) goodwill totaling $0.8 million. The results of operations for Rendezvous are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Pending Business Acquisition
On April 11, 2023, the Company entered into an agreement to acquire a distributed gaming operator in the state of Louisiana with an option to acquire a second distributed gaming operator in the state of Louisiana. In connection therewith, the Company has paid $4.6 million during the nine months ended September 30, 2023 as an advance against a portion of the purchase price and is recorded within other assets on the condensed consolidated balance sheets. Furthermore, on August 10, 2023, the Company loaned the distributed gaming operator $0.3 million. In October, 2023, the Company paid an additional advance of $0.5 million against a portion of the purchase price in consideration for the acquisition of additional assets, as contemplated by the terms of the agreement.
2022 Business Acquisitions
Progressive
On December 15, 2022, Century, the Company’s wholly owned subsidiary, acquired from DEP, Inc. (“Progressive”), a gaming operator in Montana, certain gaming assets and locations. The acquisition of Progressive added 26 Montana gaming locations and approximately 300 gaming terminals to the Century portfolio. The total purchase price was $6.4 million, which Century paid in cash at closing. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and amusement equipment totaling $0.9 million; ii) location contracts totaling $4.3 million; and iii) goodwill totaling $1.2 million.
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
VVS
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of MADs in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS added approximately 250 locations in the greater Lincoln area. The total purchase price was approximately $12.0 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration was paid in cash in the third quarter of 2023 as the net revenue targets outlined in the purchase agreement were achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.9 million; ii) amusement and other equipment totaling $3.9 million; and iii) location contracts totaling $7.2 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Century
On June 1, 2022, the Company completed its previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc. (“Century”) pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”), dated March 2, 2021, by and among Century, the shareholders of Century, and the Company. Century is Montana’s largest gaming operator and a leader in the Nevada gaming market as well as a manufacturer of gaming terminals.
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
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of location contracts, inventory, property and equipment, and final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $53.4 million has been recorded as goodwill. The Century acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Century's operations, industry and workforce. Management integrated Century into its existing business structure, which operates as a single reportable segment.

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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
TAV*	$1,756	$488	$1,025	$1,918
Fair Share Gaming*	543	141	951	175
Family Amusement*	2,100	—	2,032	—
Skyhigh*	618	4,690	606	4,779
G3*	—	—	433	—
VVS	—	—	2,442	—
Tom's Amusements*	58	—	58	—
Island*	100	—	100	—
Total	$5,175	$5,319	$7,647	$6,872
* Acquisitions that occurred prior to 2022.
Note 11. Contingent Earnout Share Liability
Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company authorized and has available for issuance 10,000,000 shares of Class A-2 Common Stock. The holders of the Class A-2 Common Stock do not have voting rights and are not entitled to receive or participate in any dividends or distributions when and if declared from time to time. The Company concluded that the Class A-2 Common Stock should be reflected as a contingent earnout share liability due to the fact that such shares are not entitled to dividends, voting rights, or a stake in the Company in the case of liquidation. The contingent earnout share liability is recorded at fair value. For more information on how the fair value is determined, see Note 12.
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
The current thresholds, as approved by a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 Common Stock, for the remaining two Tranches are as follows:
•Tranche II, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if the closing sale price of Class A-1 Common Stock on the New York Stock Exchange (“NYSE”) equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 Common Stock, will be exchanged for Class A-1 Common Stock if either (i) the LTM EBITDA threshold (A) as of December 31, 2023 is $198.5 million and (B) March 31, 2024 or June 30, 2024 is $198.6 million or (ii) the closing sale price of Class A-1 Common Stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.

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
Level 1: Valuations for assets and liabilities traded in active exchange markets, such as the NYSE. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	19,168	—	19,168	—
Total	$19,168	$—	$19,168	$—

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	19,919	—	19,919	—
Total	$51,984	$—	$19,919	$32,065
Investment in convertible notes
As described in Note 4, after the IGB Administrator’s denial of the transfer of the equity interest in Gold Rush on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus interest accrued as of December 31, 2021. The Company had considered interest as an input to the accounting fair value as of December 31, 2022. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable. The Company reached a settlement with Gold Rush in the second quarter of 2023, which provided for the full repayment of the outstanding principal and interest accrued on the convertible notes.
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR/SOFR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of the interest rate caplets are classified within other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying condensed consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the condensed consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$6,151	$—	$—	$6,151
Contingent earnout shares	34,351	—	34,351	—
Warrants	13	—	13	—
Total	$40,515	$—	$34,364	$6,151

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$9,543	$—	$—	$9,543
Contingent earnout shares	23,288	—	23,288	—
Warrants	13	—	13	—
Total	$32,844	$—	$23,301	$9,543
Contingent Consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions used in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. The valuation of the Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying condensed consolidated statements of operations and comprehensive income.
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's Class A-1 Common Stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to Class A-1 Common Stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations and comprehensive income.
Warrants
The Company has 5,144 warrants outstanding as of September 30, 2023, the liability for which is included in other long-term liabilities on the condensed consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Class A-1 Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three and nine months ended September 30, 2023 and 2022.
There were no transfers in or out of Level 3 for the periods presented.

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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of Class A-1 Common Stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2023, the Company acquired a total of 10,010,374 shares under the plan at a total purchase price of $103.6 million, of which 1,665,091 shares at a total purchase price of $15.7 million were acquired during the nine months ended September 30, 2023.
Note 14. Stock-based Compensation
The Company grants various types of stock-based compensation awards. The Company measures its stock-based compensation expense based on the grant date fair value of the award and recognizes the expense over the requisite service period for the respective award.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 356,786 restricted stock units (“RSUs”) to the Board of Directors and certain eligible employees during the first quarter of 2023, which will vest over a period of 3 years for employees and by the end of 2023 for the Board of Directors. The Company also issued 182,494 performance-based restricted stock units (“PSUs”) to certain eligible employees during the first quarter of 2023, which will vest after 3 years. The numbers of shares earned upon vesting of the PSUs, if any, is based on the attainment of performance goals over the performance period, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. The estimated grant date fair value of these RSUs and PSUs totaled $4.8 million.
The Company issued 402,202 RSUs to the Board of Directors and certain eligible employees during the second quarter of 2023, which will vest over a period of 3 to 4 years for employees and by the end of 2023 for the Board of Directors. The Company also issued 520,247 PSUs to certain eligible employees during the second quarter of 2023, which will vest after 3 years. The estimated grant date fair value of these RSUs and PSUs totaled $5.8 million.
The Company issued 171,750 RSUs to certain eligible employees during the third quarter of 2023, which will vest over a period of 3 to 4 years. The estimated grant date fair value of these RSUs totaled $1.9 million.
Stock-based compensation expense, which pertains to the Company’s stock options, RSUs and PSUs, was $2.7 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. In comparison, stock-based compensation expense was $1.1 million and $5.0 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 15. Income Taxes
The Company recognized income tax expense of $4.6 million and $16.7 million for the three and nine months ended September 30, 2023, respectively. In comparison, income tax expense was $4.9 million and $16.5 million for the three and nine months ended September 30, 2022, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 30.7% and 36.1% for the three and nine months ended September 30, 2023, respectively. In comparison, the effective tax rate was 18.0% and 21.4% for the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
On December 18, 2020, the Company received a disciplinary complaint from the IGB alleging violations of the Video Gaming Act and the IGB’s Adopted Rules for Video Gaming. The disciplinary complaint sought to fine the Company in the amount of $5 million. On July 6, 2023, the IGB and the Company entered into a settlement agreement for $1.1 million of which $1.0 million is the fine for the alleged conduct and $0.1 million is for reimbursement of administrative and investigative costs. The amount was paid in the third quarter of 2023. As a result of the settlement agreement, the Company has agreed to review similar initiatives with the IGB before implementing a new program or making any public announcements, require additional annual training of its employees, and provide additional compliance disclosures to the IGB.
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleged that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of the Company’s conversion of the convertible notes. Discovery ensued on these lawsuits but both suits were dismissed with prejudice as a result of the previously mentioned settlement between the Company and Gold Rush on the convertible notes. For more information, see Note 4.

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
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and paid an initial penalty to the municipality in October 2022. The Company incurred a similar penalty each month for the remaining months of 2022. After further negotiations with the municipality, in July 2023, the amount of the penalty for 2023 was increased and was made effective retroactively to the beginning of the year.
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating gaming terminals within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax and won a temporary restraining order to stay the order. Currently, the matter remains pending as a result of a motion to consolidate and to finalize the assignment of the judge.
The results for the nine months ended September 30, 2023 included a loss of $1.4 million related to these matters, which is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income. The results for the nine months ended September 30, 2022 included a loss of $1.2 million, of which $1.0 million was recorded within other expenses, net and $0.2 million was recorded in general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income. The Company paid legal settlements totaling $1.3 million and $1.6 million during the nine months ended September 30, 2023 and 2022, respectively.
Note 17. Related-Party Transactions
Subsequent to the Company's acquisition of certain assets of Fair Share Gaming, LLC (“Fair Share”), G3 Gaming, LLC (“G3”), and Tom’s Amusement Company, Inc., (“Tom's Amusements”), the sellers became employees of the Company.
Consideration payable to the Fair Share seller was $0.7 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively. Payments to the Fair Share seller under the acquisition agreement were $0.8 million and $1.5 million during the nine months ended September 30, 2023 and 2022, respectively.
Consideration payable to the G3 sellers was $0.4 million as of December 31, 2022. Payments to the G3 sellers under the acquisition agreement were $0.5 million during the nine months ended September 30, 2023. There were no payments made to the G3 sellers during the nine months ended September 30, 2022.
Consideration payable to the Tom's Amusements seller was $0.1 million as of both September 30, 2023 and December 31, 2022. There were no payments to the Tom's Amusements seller during the nine months ended September 30, 2023 and $1.4 million during the nine months ended September 30, 2022.
The Company engaged Much Shelist, P.C. (“Much Shelist”), as its legal counsel for general legal and business matters. An attorney at Much Shelist is a related party to management of the Company. Accel paid Much Shelist $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. These payments were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$10,450	$22,444	$29,615	$60,696

Basic weighted average outstanding shares of common stock	85,865	89,992	86,305	91,299
Dilutive effect of stock-based awards for common stock	1,249	536	717	646
Diluted weighted average outstanding shares of common stock	87,114	90,528	87,022	91,945

Earnings per common share:
Basic	$0.12	$0.25	$0.34	$0.66
Diluted	$0.12	$0.25	$0.34	$0.66
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,414,553 and 5,178,908 as of September 30, 2023 and 2022, respectively.

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
We currently operate as a distributed gaming operator in the following states:
•Illinois – we have been a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana – we were granted a manufacturer, distributor and route operator license by the Gambling Control Division of the Montana Department of Justice in June 2022, which has been renewed through June 2024,
•Nevada – we were granted a two-year terminal operator license by the Nevada Gaming Commission in June 2022,
•Georgia – we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa – we are registered with the Iowa Department of Inspections and Appeals to conduct operations since December 2021,
•Nebraska – we have been a licensed distributor of mechanical amusement devices since June 2022,
•Pennsylvania – we have held a license from the Pennsylvania Gaming Control Board since November 2020, and commenced operations in the second quarter of 2023.
Through our wholly owned subsidiary, Grand Vision Gaming, we also manufacture gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets.
We are subject to the various gaming regulations in the states in which we operate, as well as various other federal, state and local laws and regulations.

Century Acquisition
On June 1, 2022, we completed our previously announced acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation. The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 includes the results of Century while our results for the nine months ended September 30, 2022 only include the results of Century from the date of acquisition.
Macroeconomic Factors
Ongoing interest rate increases, persistent inflation and actual or perceived instability in the U.S. and global banking systems may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the United States and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, levels of gaming activity would not be adversely affected. Further, as described in more detail below, we have observed certain increases in our costs, particularly higher wages, and increased interest expense on our debt. In addition, during 2023, we accelerated certain of our capital expenditures related to gaming machines and related components to manage our supply chain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
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
ATM fees and other. ATM fees and other primarily represents fees charged for the withdrawal of funds from our redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction.
Operating Expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net gaming revenue that is payable to the appropriate jurisdiction, (ii) licenses, permits and other fees required for the operation of gaming terminals and other equipment, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, and (v) ATM and amusement fees.

Cost of goods sold. Cost of goods sold consists of costs associated with the sale of gaming terminals and related equipment.
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
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and our gaming locations, which allows us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to our incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.
Interest expense, net
Interest expense, net consists of interest on our current credit facilities, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR/SOFR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes Accel’s results of operations on a consolidated basis for the three months ended September 30, 2023 and 2022:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	Change ($)	Change (%)
Revenues:
Net gaming	$274,123	$255,606	$18,517	7.2%
Amusement	5,411	4,860	551	11.3%
Manufacturing	3,334	2,489	845	33.9%
ATM fees and other	4,629	4,012	617	15.4%
Total net revenues	287,497	266,967	20,530	7.7%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	198,743	185,878	12,865	6.9%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	2,065	1,656	409	24.7%
General and administrative	45,183	39,796	5,387	13.5%
Depreciation and amortization of property and equipment	9,405	8,136	1,269	15.6%
Amortization of intangible assets and route and customer acquisition costs	5,299	5,156	143	2.8%
Other expenses, net	1,682	3,106	(1,424)	(45.8)%
Total operating expenses	262,377	243,728	18,649	7.7%
Operating income	25,120	23,239	1,881	8.1%
Interest expense, net	8,415	6,239	2,176	34.9%
Loss (gain) on change in fair value of contingent earnout shares	1,625	(10,358)	11,983	115.7%
Income before income tax expense	15,080	27,358	(12,278)	(44.9)%
Income tax expense	4,630	4,914	(284)	(5.8)%
Net income	$10,450	$22,444	$(11,994)	(53.4)%

Revenues
Total revenues for the three months ended September 30, 2023 were $287.5 million, an increase of $20.5 million, or 7.7%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $18.5 million, which reflected an increase in gaming terminals and locations. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended September 30,
	2023	2022
Net revenues by state:
Illinois	$212,113	$200,914
Montana	39,362	33,456
Nevada	28,003	28,439
Other	8,019	4,158
Total net revenues	$287,497	$266,967
Cost of revenue
Cost of revenue for the three months ended September 30, 2023 was $198.7 million, an increase of $12.9 million, or 6.9%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended September 30, 2023 was $2.1 million, an increase of $0.4 million, or 24.7%, compared to the prior-year period due primarily to higher manufacturing revenue.
General and administrative
General and administrative expenses for the three months ended September 30, 2023 were $45.2 million, an increase of $5.4 million, or 13.5%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense and parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2023 was $9.4 million, an increase of $1.3 million, or 15.6%, compared to the prior-year period due to an increased number of gaming terminals and locations.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended September 30, 2023 was $5.3 million, an increase of $0.1 million, or 2.8%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the three months ended September 30, 2023 were $1.7 million, a decrease of $1.4 million, or 45.8%, compared to the prior-year period. The decrease was primarily attributable to lower non-recurring expenses related to lobbying efforts, partially offset by higher fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended September 30, 2023 was $8.4 million, an increase of $2.2 million, or 34.9%, compared to the prior-year period primarily due to higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the three months ended September 30, 2023, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.6% compared to a rate of approximately 4.3% for the prior-year period.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended September 30, 2023 was $1.6 million, compared to the prior-year period, which had a gain of $10.4 million. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended September 30, 2023 was $4.6 million, a decrease of $0.3 million, or 5.8%, compared to the prior-year period. The effective tax rate for the three months ended September 30, 2023 was 30.7% compared to 18.0% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2023 and 2022:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	Change ($)	Change (%)
Revenues:
Net gaming	$831,054	$662,491	168,563	25.4%
Amusement	17,839	14,543	3,296	22.7%
Manufacturing	9,886	3,408	6,478	190.1%
ATM fees and other	14,573	11,285	3,288	29.1%
Total net revenues	873,352	691,727	181,625	26.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	604,603	473,164	131,439	27.8%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	5,627	2,421	3,206	132.4%
General and administrative	132,421	103,634	28,787	27.8%
Depreciation and amortization of property and equipment	27,914	20,575	7,339	35.7%
Amortization of intangible assets and route and customer acquisition costs	15,825	12,278	3,547	28.9%
Other expenses, net	5,006	7,894	(2,888)	(36.6)%
Total operating expenses	791,396	619,966	171,430	27.7%
Operating income	81,956	71,761	10,195	14.2%
Interest expense, net	24,546	14,031	10,515	74.9%
Loss (gain) on change in fair value of contingent earnout shares	11,063	(19,497)	30,560	156.7%
Income before income tax expense	46,347	77,227	(30,880)	(40.0)%
Income tax expense	16,732	16,531	201	1.2%
Net income	$29,615	$60,696	$(31,081)	(51.2)%

Revenues
Total revenues for the nine months ended September 30, 2023 were $873.4 million, an increase of $181.6 million, or 26.3%, compared to the prior-year period. This increase was driven primarily by higher net gaming revenue of $168.6 million, or 25.4%, and higher manufacturing revenue of $6.5 million, or 190.1%. Higher net gaming revenue for the nine months ended September 30, 2023 was attributable to an increase in gaming terminals and locations due primarily to the acquisition of Century. Net revenues by state are presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net revenues by state:
Illinois	$647,903	$601,735
Montana	115,088	44,282
Nevada	87,833	37,359
All other	22,528	8,351
Total net revenues	$873,352	$691,727
Cost of revenue
Cost of revenue for the nine months ended September 30, 2023 was $604.6 million, an increase of $131.4 million, or 27.8%, compared to the prior-year period due primarily to higher gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the nine months ended September 30, 2023 was $5.6 million, an increase of $3.2 million, or 132.4%, compared to the prior-year period due primarily to higher manufacturing revenue, as described above.
General and administrative
General and administrative expenses for the nine months ended September 30, 2023 were $132.4 million, an increase of $28.8 million, or 27.8%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher parts and repair expense, higher stock-based compensation expense, and the settlement with the IGB of $1.1 million recorded in the second quarter of 2023.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2023 was $27.9 million, an increase of $7.3 million, or 35.7%, compared to the prior-year period due to an increased number of locations and gaming terminals primarily attributable to the acquisition of Century.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the nine months ended September 30, 2023 was $15.8 million, an increase of $3.5 million, or 28.9%, compared to the prior-year period due to an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2023 were $5.0 million, a decrease of $2.9 million, or 36.6%, compared to the prior-year period due to lower non-recurring expenses related to lobbying efforts and new market development and a $1.7 million gain recognized in the second quarter of 2023 on the convertible note settlement as discussed in Note 4 to the condensed consolidated financial statements, partially offset by higher fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2023 was $24.5 million, an increase of $10.5 million, or 74.9%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. The weighted average interest rate, excluding the impact of the interest rate caplets, was approximately 7.2% for the nine months ended September 30, 2023 compared to 3.7% in the prior-year period.
Loss (gain) on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the nine months ended September 30, 2023 was $11.1 million, compared to the prior-year period, which had a gain of $19.5 million. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the nine months ended September 30, 2023 was $16.7 million, an increase of $0.2 million, or 1.2%, compared to the prior-year period. The effective tax rate for the nine months ended September 30, 2023 was 36.1% compared to 21.4% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of September 30,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	2,724	2,596	128	4.9%
Montana	611	586	25	4.3%
Nevada	352	335	17	5.1%
Total locations	3,687	3,517	170	4.8%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in the primary locations:

	As of September 30,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	15,020	14,033	987	7.0%
Montana	6,252	5,782	470	8.1%
Nevada	2,744	2,614	130	5.0%
Total gaming terminals	24,016	22,429	1,587	7.1%
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
Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$10,450	$22,444	$29,615	$60,696
Adjustments:
Amortization of intangible assets and route and customer acquisition costs (1)	5,299	5,156	15,825	12,278
Stock-based compensation (2)	2,718	1,070	6,973	4,956
Loss (gain) on change in fair value of contingent earnout shares (3)	1,625	(10,358)	11,063	(19,497)
Other expenses, net (4)	1,682	3,106	5,006	7,894
Tax effect of adjustments (5)	(2,707)	(2,486)	(7,916)	(7,274)
Adjusted net income	19,067	18,932	60,566	59,053
Depreciation and amortization of property and equipment	9,405	8,136	27,914	20,575
Interest expense, net	8,415	6,239	24,546	14,031
Emerging markets (6)	(86)	418	(805)	1,619
Income tax expense	7,337	7,400	24,648	23,805
Adjusted EBITDA	$44,138	$41,125	$136,869	$119,083
(1)Amortization of intangible assets and route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business acquisition, as well as the amortization of other intangible assets. We amortize the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognize non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as we do not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-

line basis over the expected useful life of the contract of 15 years. “Amortization of intangible assets and route and customer acquisition costs” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired, as well as the amortization of other intangible assets.
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
(6)Emerging markets consist of the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first. We currently view Iowa and Pennsylvania as emerging markets. Prior to April 2023, Nebraska was considered an emerging market. Prior to July 2022, Georgia was considered an emerging market.
Adjusted EBITDA for the three months ended September 30, 2023, was $44.1 million, an increase of $3.0 million, or 7.3%, compared to the prior-year period. Adjusted EBITDA for the nine months ended September 30, 2023, was $136.9 million, an increase of $17.8 million, or 14.9%, compared to the prior-year period. The increase for the three months ended September 30, 2023 was attributable to an increase in the number of locations and gaming terminals partially offset by higher payroll-related costs and parts and repair expense, while the increase for the nine months ended September 30, 2023 was also impacted by the acquisition of Century.
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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of September 30, 2023, we had $230.4 million in cash and cash equivalents.
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

On August 4, 2020, in order to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement), we and the other parties thereto entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. The waivers of financial covenant breach were never utilized as we remained in compliance with all debt covenants during these periods.
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for:
•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•a $350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•a $400.0 million delayed draw term loan facility, which was originally available for borrowing until October 22, 2023 and was extended to October 22, 2024 by Amendment No. 4 (as described below).
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remain unchanged.
On June 7, 2023, in order to replace the referenced LIBOR interest rate in the Credit Agreement with the Secured Overnight Financing Rate (“SOFR”), we and the other parties thereto entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”).
On August 23, 2023, we entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”), which extended the termination date to draw on the delayed draw term loan to October 22, 2024.
In June 2023, the Company completed a $100 million draw on the delayed draw term loan facility and used all of the proceeds to pay down an equal portion of the revolving credit facility. As of September 30, 2023, there remained $342 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) SOFR for a 1-month Interest Period on such day plus 1.0%. As of September 30, 2023, the weighted-average interest rate was approximately 7.2%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. We are required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable SOFR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of us and our restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) SOFR (50bps floor) plus a margin up to 2.75%, at our option.
The term loans and, once drawn, the additional term loans will amortize at an annual rate equal to 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, we may be required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Credit Agreement may be prepaid without premium or penalty, subject to customary SOFR “breakage” costs.
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
If an event of default (as such term is defined in the Credit Agreement) occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the lenders’ commitments thereunder, foreclosure on collateral, and all other remedial actions available to a secured creditor. The failure to pay certain amounts owed under the Credit Agreement may result in an increase in the interest rate applicable thereto.
We were in compliance with all debt covenants in our credit facility as of September 30, 2023. We expect to meet our cash obligations as well as remain in compliance with the debt covenants for the next 12 months.
Interest rate caplets
We manage our exposure to some of our interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). In connection with the entry into Amendment No. 3, the referenced rate in the caplets was simultaneously changed from LIBOR to SOFR.
We recognized an unrealized gain on the change in fair value of the caplets of $0.1 million and an unrealized loss of less than $0.1 million, net of taxes, for the three and nine months ended September 30, 2023, respectively. In comparison, we recognized an unrealized gain on the change in fair value of the caplets of $5.9 million and $12.7 million, net of taxes, for the three and nine months ended September 30, 2022, respectively. Further, as the 1-month LIBOR/SOFR interest rate exceeded 2% beginning in the second half of 2022, we recognized interest income on the caplets of $2.5 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million for both the three and nine months ended September 30, 2022, which are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.

Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities	$92,007	$78,250
Net cash used in investing activities	(35,404)	(168,871)
Net cash (used in) provided by financing activities	(50,328)	103,898

Net cash provided by operating activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $92.0 million, an increase of $13.8 million over the comparable period due primarily to higher working capital adjustments.
Net cash used in investing activities
For the nine months ended September 30, 2023, net cash used in investing activities was $35.4 million, a decrease of $133.5 million over the comparable period and was primarily attributable to less cash used for business and asset acquisitions primarily due to the acquisition of Century in 2022 and the proceeds received from the settlement of the convertible notes in 2023, partially offset by more cash used for the purchases of property and equipment and advances against a portion of the purchase price on our pending business acquisition. We anticipate our capital expenditures for the purchases of property and equipment will be approximately $70–80 million in 2023.
Net cash (used in) provided by financing activities
For the nine months ended September 30, 2023, net cash used in financing activities was $50.3 million, compared to cash provided by financing activities of $103.9 million in the prior-year period. The change reflects a reduction in borrowings to fund business and asset acquisitions, partially offset by lower repurchases of common stock and payments on consideration payable.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $515.5 million as of September 30, 2023. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.2 million annually, assuming the balance outstanding under the credit facility remained at $515.5 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate exceeded 2% beginning in the second half of 2022.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2023, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 were still present as of September 30, 2023 (the “Evaluation Date”). Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The integration of the internal controls relating to Century, which was acquired on June 1, 2022, have been completed and Century will be included in our evaluation of the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2023.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference to the discussion in Note 16, Commitments and Contingencies, of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, rising interest rates and labor shortages, or inflation or stagflation, could have a negative effect on Accel’s business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect Accel’s business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, U.S. capital and credit markets may be adversely affected by numerous factors including: instability in the U.S. and global banking systems due to financial institutions experiencing financial distress, entering into receivership or becoming insolvent, or concerns or rumors about any events of these kinds; uncertainty with respect to the U.S. federal budget, including whether a spending bill will be passed by congress by November 17, 2023 and, if not, whether there will be a closure of the federal government; the war in Israel, and the possibility of a wider Middle Eastern or global conflict; and the war between Russia and Ukraine, the possibility of a wider European or global conflict and global sanctions imposed in response thereto. The difficulty or inability of location partners to access their funds or generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. Accel cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Accel’s revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at location partners and may result in fewer players visiting location partners, reduced play levels, and lower amounts spent per visit, adversely affecting Accel’s results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting location partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, inflation, stagflation, rising interest rates or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on Accel.

Risks Related to our Financial Condition
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect Accel’s financial condition and results of operations.
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide credit and liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (the “FDIC”) as receiver and Credit Suisse and UBS entered into a merger agreement following the intervention of the Swiss regulators and, in May 2023, First Republic Bank was also closed and taken over by the FDIC. Although Accel did not have cash or cash equivalent balances on deposit with these institutions, and these institutions were not lenders under Accel’s indebtedness or counterparties to Accel’s interest rate hedging arrangements, instability in the U.S. or international financial systems could result in less favorable commercial financing or derivative terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources or hedging, thereby making it more difficult for Accel to obtain financing on terms favorable to it, which could have a material adverse impact on Accel’s results of operations, cash flows and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares. Repurchases under our program are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following table presents a summary of share repurchases made during the third quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

July 1, 2023 - July 31, 2023	—	$—	$99.7

August 1, 2023 - August 31, 2023	—	$—	$99.7

September 1, 2023 - September 30, 2023	301,199	$11.10	$96.4

Total	301,199	$11.10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.11(B) **
Amendment to Executive Employment Agreement, dated July 15, 2023, by and between Accel Entertainment, Inc., and Derek Harmer (Incorporated by reference to Exhibit 10.11(B) to the Company's Current Report on Form 8-K dated July 18, 2023)

10.9(D)
Amendment No. 4 to the Credit Agreement, by and among the Registrant, Capital One, National Association and the other parties thereto, dated November 13, 2019 (Incorporated by reference to Exhibit 10.9(D) to the Company's Current Report on Form 8-K dated August 25, 2023)

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

ACCEL ENTERTAINMENT, INC.

Date: November 7, 2023	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer