Form 10-K
period 2023-12-31
Accel Entertainment, Inc.
filed 2024-02-28
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $560 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of February 26, 2024, there were 83,803,494 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

PART I
ITEM 1. BUSINESS
Who We Are
We are a leading distributed gaming operator in the United States (“U.S.”) and a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with incremental revenue.
We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business.
Where We Operate

State	Year Operations Started or Year of Acquisition	Branding	Operations

Illinois	2012	Accel Entertainment
•Establishments with a liquor license (Up to 6 gaming terminals)
–Bars/restaurants/retail
–Gaming cafes
–Fraternal organizations
–Veterans’ organizations
•Truck stops (Up to 6 gaming terminals)
•Large truck stops (Up to 10 gaming terminals)

Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 slot machines

Montana	2022	Grand Vision Gaming
•Designs and manufactures gaming terminals and software that are sold to Montana, South Dakota, West Virginia, and Louisiana
•Develops proprietary gaming terminals and related software as well as other ancillary equipment for our distributed gaming routes in Montana, Nevada, Nebraska and Georgia

Nevada	2022	Century Gaming
•Non-casino locations where gaming is incidental to the primary business being conducted at the location, including:
–Grocery/drug/convenience stores
–Bars/restaurants/taverns
–Liquor stores
•Games are generally limited to 15 or fewer slot machines with no other forms of gaming activity permitted

State	Year Operations Started or Year of Acquisition	Branding	Operations
Nebraska	2022	Accel Entertainment
•Operate cash devices in retail locations throughout the state
•Retail establishments include any business location that is open to the public for the sale of goods other than gaming terminals and that possesses a valid sales tax permit

Georgia	2020	Bulldog Gaming	•Operate skill-based coin-operated amusement machines with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift cards, or novelties

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Operate gaming terminals at qualified truck stops •We are live with a partner truck stop
Our Strategic Core Competencies
Our strategic core competencies support our local business model and contribute to our industry-leading position:
Gaming-as-a-service platform. Our gaming-as-a-service platform provides our local partners with a turnkey, full-service, capital-efficient gaming solution, including:
•Business-to-business model secured by long-term, exclusive contracts, allowing for predictable, highly recurring revenue streams with strong loyalty and retention.
•Technology-enabled gaming equipment from leading manufacturers and our own proprietary Grand Vision Gaming equipment that provide the most captivating titles in slots entertainment; specifically, we offer our players 135 different types of gaming terminal models and almost 2,000 different games, one of the broadest selections of high quality offerings in distributed gaming.
•Data reporting solutions and analytics, offering insight and advice to help maximize revenues and grow.
•Strong marketing, compliance, cash management, financial and technical support systems, all of which remain in-house to boost efficiency and enhance our ability to provide best-in-class service.
Strong relationships with location partners. We have prioritized establishing strong, lasting relationships with our location partners since our inception, providing unparalleled support, such as:
•Dedicated relationship managers assisting with regulatory applications and compliance onboarding, training on how to engage with players and potential players, monitoring individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve player gaming.
•Providing individualized weekly gaming revenue reports analyzing and comparing gaming results, which can be used to determine an optimal selection of games, layouts and other ideas to generate foot traffic.
•Offering value-added services such as amusement solutions, dart leagues, prize pools, and ATMs, which are a key competitive advantage.

Dedication to the customer experience. We focus on our customers both the location partners and players to provide a smooth and seamless experience, including:
•Engaging locations through every step of onboarding, including assistance with the license application process and ongoing regulatory compliance support and education.
•Assisting in the design and construction of gaming areas, including the selection of the optimal gaming equipment, which is owned by us and provided at no cost to the location.
•Providing highly secured cash management services through our in-house collections, processing and security personnel.
•Best-in-class customer service, with a dedicated 24/7 call center and highly skilled local technicians who quickly resolve issues and ensure minimal downtime through proactive service and routine maintenance.
Deep industry experience and vendor relationships. Our leading market position has led to strong relationships within the industry and with equipment suppliers, leading to:
•Offering premium, high-quality equipment, which gives our location partners a competitive advantage by limiting downtime to maximize revenue and player retention.
•Receiving favorable pricing and ample supply of key gaming machines.
•Our ability to procure machines and parts easily, so that we are able to rotate machines quickly to our gaming locations on an optimized basis.
•Established proprietary player rewards systems that we continue to enhance to further player retention and engagement across our locations and markets.
Our Growth Opportunities
Our experienced leadership team and motivated sales team, including internal and external sales agents, drive the sourcing of new locations and opportunities for us. When seeking a new opportunity, we employ a data-driven process to identify leads using a variety of digital and traditional strategies to drive organic gaming partnerships and preferences. Our key growth strategies include:
Grow in current markets both organically and inorganically. We believe that there is potential for additional growth in the markets we serve, including:
•Signing competitors’ locations.
•Identifying prospects for engagement after current contracts with other partners expire.
•Optimizing revenues for gaming terminals we currently operate through refined data analysis, marketing and other initiatives.
•Increasing distribution possibilities through corporate partners who operate multiple locations, such as chain stores.
Our ability to succeed in implementing our growth strategy will depend to some degree upon our ability to grow inorganically. As such, we continue to pursue expansion and acquisition opportunities in gaming and related businesses. We may also realize the benefits of potential municipal ordinance changes that would permit our business to operate in new locations.
Evaluate additional business opportunities. If we are presented with advantageous opportunities, we may acquire or develop other businesses that are complementary to our core gaming business, including:

•Establishing close to home, convenient gaming parlors, casinos, hospitality/retail locations and other gaming operations that highlight our technology-enabled gaming equipment and have an attractive offering of food and beverage options.
•Offering versatile and customer-friendly player rewards programs that can be tailored to the markets we operate in based on statutory regulations, including: bonus games, promotions for players based on the frequency of play, increased daily redemption amounts, and promotions.
•Expanding amusement operations, including jukeboxes, dartboards, pool tables, dart leagues and other amusement equipment to provide our local businesses with a wide array of quality devices to help attract more customers.
Expand into new states that we do not operate in. We continue to evaluate where to expand our distributed gaming operations, including:
•Making investments in Louisiana to potentially expand our presence there in mid-2024.
•Evaluating other mature gaming jurisdictions where gaming terminals are currently legal, such as Oregon, South Dakota and West Virginia.
•Monitoring various states and other jurisdictions that have proposed legislation to permit gaming terminals or other forms of gaming, such as Alabama, Indiana, Kansas, Maine, Michigan, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Virginia and Wyoming.
We believe we would be a preferred partner in any of these markets given our track record of success and compliance in the states in which we currently operate.
Our Industry
We operate within the U.S. distributed gaming industry, which consists of the installation and service of gaming terminals at non-casino locations. Generally, a gaming terminal is an electronic video game machine that utilizes a video display and microprocessors. Upon insertion of cash, electronic cards or vouchers, or any combination thereof, the gaming terminal is available to play or simulate the play a video game such as video poker, slots and keno, and in which players may receive free games or credits that can be redeemed for cash or merchandise.
Distributed gaming operations facilitate a low revenue concentration per gaming location, and low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances. While distributed gaming can experience business disruptions each year due to business failures or natural disasters affecting gaming locations, many of these sites reopen in subsequent years under new owners.
Distributed gaming is supported by generally favorable trends, including an increasing number of states contemplating approving gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles when compared to traditional gaming venues, such as casinos.

Competition
We compete on the basis of the responsiveness of our service to our locations and players, and the popularity, content, features, quality, functionality and reliability of our products. In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated, as follows:

Statutory Splits	Negotiated Splits
Net terminal income splits are statutorily predetermined; minimum and maximum wagers are mandated by the applicable governing bodies	Net terminal income splits are negotiated
Pricing is not considered a factor as revenue splits with our locations are mandated by law	Pricing is driver in contract negotiations as all revenue splits are negotiated
Location and customer experience are key differentiating factors for selecting us over our competitors	Our focus on player appeal, customer service and reputation are also key factors impacting competition
Our markets with statutory splits are: Illinois, Georgia, Pennsylvania	Our markets with negotiated splits are: Montana, Nevada, Nebraska, Iowa
We face particularly robust competition from other forms of gaming. The distributed gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks (including those featuring slot machines and/or table games), fantasy sports, real money iGaming, and other forms of gaming. In addition, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings and could divert players from using our products in their locations. Even Internet wagering services that may be illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert players from visiting location partners to play on our gaming terminals.
The availability of other forms of gaming could increase substantially in the future. Voters and state legislatures may seek to supplement traditional sources of tax revenue by authorizing or expanding gaming. In addition, jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Established gaming jurisdictions could also award additional gaming licenses or permit the expansion or relocation of existing gaming operations, including gaming terminals. While we believe we are well positioned to take advantage of certain of these opportunities, expansion of gaming in other jurisdictions, both legal and illegal, could further compete with our gaming terminals.
In addition to competition from other forms of gaming and entertainment and the expansion thereof, our business faces significant competition from suppliers and other terminal operators, stand-alone ATMs, jukeboxes, dartboards, pool tables, and other related entertainment machines. Our operations also face competition from many other forms of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
Suppliers
We purchase multi-game gaming terminals from leading manufacturers such as Light & Wonder, Inc., IGT, Aristocrat and Novomatic. We purchase gaming terminals in upright, slant and bar-top varieties. Games include different varieties of slots, poker, and keno games.
We believe our efforts to procure gaming terminals from various sources better enables us to meet the needs of our location partners and players. We routinely meet with existing and potential manufacturers in the market to discuss performance, service trends, and feedback from location partners and players.

We also purchase redemption terminals, amusement devices and stand-alone ATMs from reputable suppliers such as NRT, Touch Tunes, Arachnid, and Diamond.
Intellectual Property
We own or have the right to use the trademarks, service marks or trade names that we use or will use in conjunction with the operation of our business. In the highly competitive gaming industry, trademarks, service marks, trade names and logos are important to the success of our business. As of December 31, 2023, we owned 129 registered trademarks. We also rely on software or technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future and as a result, we may be required to obtain substitute software or technologies.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, our operations in colder climates typically experience lower revenues in the summer when players typically spend less time indoors, and higher revenues in cold weather, specifically between February and April, when players will typically spend more time indoors. Holidays, vacation seasons and sporting events may also cause our revenues to fluctuate.
Human Capital Resources
We believe that human capital management, including attracting, developing and retaining a high-quality workforce is critical to our long-term success. Our Board of Directors (the “Board”) is charged with oversight of human capital management. We strive to promote a welcoming workplace that fosters partnership with location owners and encourages our employees to bring their best ideas to work every day. As of December 31, 2023, we employ approximately 1,330 people nationwide, and protecting the safety, health, and well-being of our employees is a top priority. We strive to achieve an injury-free work environment and continue to have zero tolerance for unsafe work conditions for our employees who continue to move, support and sell our products and services. Our human capital management focuses on the following priorities:
Talent Recruitment and Management
We seek to provide employees with rewarding work, professional growth and educational opportunities. We place an emphasis on training and development for all levels of our workforce to ensure that people of every background have the tools to reach their full potential. All new employees participate in a structured on-boarding experience to provide broad exposure and understanding of all parts of the business and organization before starting their functional training. Formal new hire training ranges from 2 weeks to 6 months, depending on the employee's job function. We leverage a Performance Management Program that supports the unique development of each employee and utilize continuous coaching conversations to help all employees and managers work more effectively together. For further growth and development of our workforce, we broadly make available skill training and development to increase individual productivity. We also offer more targeted training opportunities as part of the Accel Academy that focus on developing our people in our prioritized leadership competencies. These programs include:
•Executive Development Program: This program focuses on accelerating the leadership development of high-potential employees while they remain in their current roles. The goal of this program is to prepare the participants for more complex leadership roles throughout the organization.
•Employee Development Program: This program focuses on creating opportunity and exposure for a broader cross-functional team, while they also remain in their current roles. In this program, individuals focus on individual development and cross-functional collaboration.
•First Time Manager Training: This class is offered to those who are new to managing people or simply new to managing people at Accel. The workshop supports the foundation for building successful teams and reinforces the culture that all our people leaders maintain.

Compensation and benefits programs
We provide compensation and benefits programs designed to support our employees’ health, wealth and life. We seek to provide comprehensive, competitive and equitable pay and benefits to our employees. Our initiatives in this area include offering the following:
•Comprehensive benefits program that provides our employees and their families with the flexibility to choose their preferred medical, dental and vision plans. Our benefits program is designed to help keep our employees and their families healthy and provide important protection in the event of illness or injury.
•Annual bonus program that is applicable to all eligible employees. The program is focused on rewarding employees for company performance and the contributions that each employee has made in delivering those results.
•Paid time off program that balances the needs of our employee population that offers two wellness days and a floating holiday to supplement our paid holiday schedule.
•401(k) company match program helps our employees to achieve their financial retirement goals.
•Employee assistance program that provides free and confidential counseling to all employees and their families.
•Various employee leave programs including:
◦Fully paid parental/adoption leave
◦Company paid short-term disability for 12-weeks of paid leave at 60% of weekly earnings
◦Voluntary long-term disability benefits
◦FMLA availability
◦Military family leave benefits that support employees whose family members are on active duty or who need to care for a service member
•Adoption assistance which provides for the reimbursement of eligible costs up to a predetermined maximum per adoption
•An employee referral bonus program to incentivize our employees to help us recruit strong candidates in their network
•ACES, a peer-to-peer employee recognition program, rewards individuals who exceed expectations and consistently demonstrate Accel's core values.
•CareShare Program which allows eligible employees to share commissions with other employees.
Culture
Each employee shapes our culture through behaviors and practices. We ask everyone to lead with our core values and behave according to our Code of Conduct. Our Code of Conduct features the fundamental behaviors that help anchor, inform and guide us and applies to all employees.
Our core values and Code of Conduct are aligned with our deep commitment to partnerships with local business owners and our goal of always delivering the best service to our customers and an entertaining experience for our players.
We are an equal opportunity employer. We prohibit unlawful discrimination on the basis of gender, race, color, religion, age, citizenship, sexual orientation, gender identity, gender expression, marital status, pregnancy, national origin, ancestry, physical or mental disability or condition, or any other protected class under applicable federal, state, or local laws. We also prohibit unlawful discrimination based on the perception that anyone has any of those characteristics or is associated with a person who has or is perceived as having any of those characteristics.

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
We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A-1 common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our Class A-1 common stock
•Our operating results are likely to vary significantly and be unpredictable.
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
•Certain stockholders own a significant portion of Class A-1 common stock and they may have interests that differ from those of other stockholders.
Risks Related to Our Business and Industry
Our ability to operate in existing markets or expand into new jurisdictions could be adversely affected by difficulties, delays, or failures by us or our stakeholders in obtaining or maintaining required licenses or approvals.
We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by federal, state, and local governments, which customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major stockholders, officers, directors and key employees. In addition, certain gaming products and technologies must be certified or approved in certain jurisdictions in which we operate, and these regulatory requirements vary from jurisdiction to jurisdiction. The scope of the approvals required can be extensive. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. While the regulatory requirements vary by jurisdiction, most require:
•licenses and/or permits;
•documentation of qualifications, including evidence of financial stability;
•other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and
•individual suitability of officers, directors, major equity holders, lenders, key employees and business partners.
We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect our operations and ability to retain key employees. If we fail to obtain a license required in a particular jurisdiction for games and gaming terminals, hardware or software or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by us to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if our license to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, our ability to obtain or maintain a license in Montana, Nevada, Nebraska, Pennsylvania, Georgia or Pennsylvania may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on our results of operations, cash flows and financial condition.
For example, in Nevada, we were granted a two-year terminal operator license from the Nevada Gaming Commission (the “NGC”) in June 2022 that will be up for renewal in June 2024. The renewal of our licenses are subject to certain licensing requirements. In addition, the renewal of the Nevada license is subject to, among other things, continued satisfaction of suitability requirements.
In addition to any licensing requirements, some of our location partners are required to be licensed, and delays in or failure to obtain approvals of these licenses may adversely affect results of operations, cash flows and financial condition. We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of equity securities), directors, officers and key employees are subject to extensive background investigations, personal and financial disclosure obligations and suitability standards in its businesses. Certain jurisdictions may require the same from our lenders or key business partners. The failure of these individuals and business entities to submit to such background checks and provide required disclosure, or delayed review or denial of application resulting from such submissions, could jeopardize our ability to obtain or maintain licensure in such jurisdictions, which could negatively impact our licensure in other jurisdictions and ultimately negatively affect opportunities for growth, or could require us to modify or terminate our relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction. The licensing procedures and background investigations of the authorities that regulate our businesses may inhibit potential investors from becoming significant stockholders, inhibit existing stockholders from retaining or increasing their ownership, or inhibit existing stockholders from selling their shares to potential investors who are found unsuitable to hold our stock by gaming authorities or whose stock ownership may adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority.
Our success depends on our ability to offer new and innovative products and services that fulfill the needs of location partners and create strong and sustained player appeal.
Our success depends upon its ability to fulfill the needs of location partners and players by offering new and innovative products and services on a timely basis. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. If we fail to accurately anticipate the needs of location and player preferences, it could lose business to competitors, which would adversely affect our results of operations, cash flows and financial condition. We may not have the financial resources needed to introduce new products or services on a timely basis or at all.
Our business depends on content for gaming terminals, stand-alone ATMs, redemption devices, and amusement devices that is developed by third-party suppliers. We believe that creative and appealing game content results in more players visiting our location partners, which offers more revenue for location partners and provides them with a competitive advantage, which in turn enhances our revenue and ability to attract new business and to retain existing business. The success of such content is dependent on these suppliers’ ability to anticipate changes in consumer tastes, preferences and requirements and deliver to us in sufficient quantities and on a timely basis a desirable, high-quality and price-competitive mix of products. Our suppliers’ products may fail to meet the needs of location partners due to changes in consumer preference or our suppliers may be unable to maintain a sufficient inventory to satisfy the requirements of location partners. In addition, suppliers must obtain regulatory approvals for new products, and such approvals may be delayed or denied. Accordingly, we may not be able to sustain the success of our existing game content or effectively obtain from third parties their products and services that will be widely accepted both by location partners and players.
Our suppliers may also increase their prices due to increasing demand for their products from our competitors. Further, because there exists a limited number of suppliers in the distributed gaming business, an increase in supplier pricing may limit our ability to seek alternate sources of gaming content and may result in increased operating expenses. See “Risk Factors — We are dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms” for more information.

We are dependent on relationships with key manufacturers, developers and third parties to obtain gaming terminals, amusement machines, and related supplies, programs, and technologies for its business on acceptable terms.
The supply of our gaming terminals, stand-alone ATMs, redemption devices and amusement devices depend upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Our operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. We have achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, we are exposed to the credit and other risks of having a small number of key suppliers. In addition, during 2022 and 2023, we had to accelerate certain of its capital expenditures related to gaming machine components to manage our supply chain, resulting in higher capital expenditures for the year than we had originally anticipated. While we make every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues or other factors may result in our suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts.
Failure of key suppliers to meet their delivery commitments could result in our being in breach of and subsequently losing contracts with key location partners. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, the limited number of suppliers in the distributed gaming business could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that it is party to with location partners, increases in the prices we must pay for products or components, problems with product quality or components coming to the end of their life and other concerns. We may be unable to find adequate replacements for suppliers within a reasonable time frame, on favorable commercial terms or at all.
Certain of our products and services, including a Player Rewards Program that we intend to implement, include know-your-customer programs or technologies supplied by third parties. These programs and technologies could be an important aspect of products and services because they can confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of our products and services. In the event that these products and technologies are not made available to us on acceptable terms, or in the event that they are defective, our results of operations, cash flows and financial condition may be materially adversely affected.
Our future results of operations may be negatively impacted by slow growth in demand for gaming terminals and by the slow growth of new gaming jurisdictions.
Slow growth or declines in the demand for gaming terminals could reduce the demand for our services and negatively impact our results of operations, cash flows and financial condition. Moreover, even with the expansion of gaming into new jurisdictions, the opening of new locations and the addition of new gaming terminals and amusement machines in existing locations, demand for our services could decline due to the desires of location partners, unfavorable economic conditions, failure to obtain regulatory approvals and the availability of financing. Accordingly, we may not be successful in placing additional gaming terminals or amusement machines with additional locations.
We depend heavily on our ability to win, maintain and renew contracts with our location partners, and we could lose substantial revenue if we are unable to renew certain of our contracts on substantially similar terms or at all.
Our contracts with our location partners generally contain initial multi-year terms. Contracts entered into with Illinois-based location partners prior to February 2018 typically contain automatic renewal provisions that provide the individual partner with an option to terminate within a specified time frame. As a result of the Illinois Gaming Board (“IGB”) rule changes, contracts entered into after February 2018 do not contain renewal provisions, automatic or otherwise. At the end of a contract term, location partners may choose to extend their engagement by signing a new contract or may sign with a competitor terminal operator, in their sole discretion.

While we have historically experienced high rates of contract extension or renewal, these rule changes may lead to declines in contract extension or renewal. The termination, expiration or failure to renew one or more of its contracts with its location partners could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives.
In addition, we may not be able to obtain new or renewed contracts with location partners that contain terms that are as favorable as our current terms in its current contracts, and any less favorable contract terms or diminution in scope could negatively impact our business.
Additionally, our revenue, business, result of operations, cash flows and financial condition could be negatively affected if our location partners sell or merge themselves or their locations with other entities. Upon the sale or merger of such locations, our location partners could choose to no longer partner with us and decide to contract with our competitors.
Unfavorable economic conditions or decreased discretionary spending due to other factors such as terrorist activity or threat thereof, epidemics, pandemics or other public health issues, civil unrest or other economic or political uncertainties, may adversely affect our business, results of operations, cash flows and financial condition.
Unfavorable economic conditions, including a recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, interest rate volatility and labor shortages, or inflation or stagflation, could have a negative effect on our business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect our business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, U.S. capital and credit markets may be adversely affected by numerous factors including: instability in the U.S. and global banking systems due to financial institutions experiencing financial distress, entering into receivership or becoming insolvent, or concerns or rumors about any events of these kinds; uncertainty with respect to the U.S. federal budget; the war in Israel, and the possibility of a wider Middle Eastern or global conflict; and the war between Russia and Ukraine, the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. The difficulty or inability of location partners to access their funds or generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. We cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
Our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions may reduce the disposable incomes of players at location partners and may result in fewer players visiting location partners, reduced play levels, and lower amounts spent per visit, adversely affecting our results of operations and cash flows. Adverse changes in discretionary consumer spending or consumer preferences, which may result in fewer players visiting location partners and reduced frequency of visits and play levels, could also be driven by an unstable job market, outbreaks (or fear of outbreaks) of contagious diseases, inflation, stagflation, rising interest rates or other factors. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending by players and have a negative effect on us.
Our revenue growth and future success depends on our ability to expand into new markets, which may not occur as anticipated or at all. In addition, we may expand into new businesses, which may subject us to additional risks.
Our future success and growth depend in large part on the successful addition of new locations as partners (whether through organic growth, conversion from competitors or partner relationships) and on the entry into new markets. Our ability to succeed in new markets depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, we are attempting to enter into or expand our presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, we may need to develop or expand its sales channels and leverage the relationships with its location partners in order to execute this strategy. There can be no assurance that gaming will have success with new location partners or in new markets, or that we will succeed in capturing a significant or even acceptable market share in any new markets. See “— We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose us to fines or other penalties.” If we fail to successfully expand into these markets, we may have difficulty growing our business and may lose business to our competitors.
In addition, if we are presented with appropriate opportunities, we may expand beyond our core gaming business by acquiring other additional businesses, services, resources, or assets, including gaming parlors, casinos or hospitality/retail operations, that we believe will be accretive to our core business, which may subject us to additional risks.
Our business is geographically concentrated, which subjects us to greater risks from changes in local or regional conditions.
We currently install gaming terminals and amusement devices in locations primarily in Illinois, Montana and Nevada. Due to this geographic concentration, our results of operations, cash flows and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
We largely depend on local markets of each location for players. Local competitive risks and the failure of location partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect our business. As a result of the geographic concentration of our businesses, we face a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois, Montana or Nevada are more severely impacted by any such adverse condition, as compared to other areas in the United States. We are subject to similar concentration risks in Georgia, Iowa, and Nebraska, and if we are successful in expanding our operations into Pennsylvania, or other gaming jurisdictions, we may also face similar concentration risk there.
If we fail to offer a high-quality experience, our business and reputation may suffer.
Once we install gaming terminals and amusement machines in location partners, those location partners rely on our support to resolve any related issues. High-quality user and location education and customer service to the licensed establishments have been key to our brand and is important for the successful marketing and sale of our products and services and to increase the number of gaming terminals and amusement machines at our locations. The importance of high-quality customer service to our locations will increase as we expand our business and pursue new location partners and potentially expand into new jurisdictions. For instance, if we do not help our location partners quickly resolve issues, whether those issues are regulatory, technical, or data related, and provide an effective ongoing level of support, our ability to retain or renew contracts with our location partners could suffer and our reputation with existing or potential location partners may be harmed. In some cases, we depend on third parties to resolve such issues, the performance of which is out of our control. Further, our success is highly dependent on business reputation and positive recommendations from existing location partners. Any failure to maintain high-quality levels of service, or a market perception that we do not maintain a high-quality service to our locations, could harm our reputation, our ability to market to existing and prospective location partners, and our results of operations, cash flows and financial condition.
In addition, as we continue to grow our operations and expand into additional jurisdictions, we need to be able to provide efficient support that meets the needs of our location partners. The number of locations with our products has grown significantly and that may place additional pressure on our support organization. As our base of location partners continues to grow, we may need to increase the number of relationship managers, customer service and other personnel we employ to provide personalized account management, assistance to our location partners in navigating regulatory applications and ongoing compliance concerns, and customer service, training, and revenue optimization. If we are not able to continue to provide high levels of customer service, our reputation, as well as our results of operations, cash flows and financial condition, could be harmed.

Our revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand our sales force and increase the productivity of our sales force.
Most of our revenue has been attributable to the efforts of our sales force, which consists of both in-house personnel and independent agents. In order to increase our revenue and achieve and sustain profitability, we intend to increase the size of our sales force to generate additional revenue from new and existing locations.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as expected and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. In addition, as we continue to grow, a larger percentage of our sales force will be new to us and our business, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. We also believe that there is significant competition for sales personnel with the skills that we require in the industries in which we operate and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we operate or plan to operate. If we are unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new location partners or promoting activity within our existing location partners, our business may be adversely affected.
We periodically change and adjust our sales organization in response to market opportunities, competitive threats, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect revenue growth.
Our inability to complete acquisitions and integrate acquired businesses successfully could limit our growth or disrupt our plans and operations.
We continue to pursue expansion and acquisition opportunities in gaming and related businesses. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We may not be able to find acquisition opportunities on acceptable terms or at all, or obtain necessary financing or regulatory approvals to complete potential acquisitions.
We may not be able to successfully integrate any businesses that we acquire or do so within intended timeframes. We could face significant challenges in managing and integrating our acquisitions and combined operations, including acquired assets, operations and personnel, as well as maintaining or developing, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures). In addition, any expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business or delay the achievement of strategic objectives. These risks may be heightened when we enter into regions where we have no or limited prior experience. Our business may be negatively impacted following the acquisitions if we are unable to effectively manage expanded operations.

We face significant competition from other gaming and entertainment operations, and our success in part relies on maintaining our competitive advantages and market share in key markets.
We face significant competition from other operators of gaming terminals. We compete on the basis of the responsiveness of our services, and the popularity, content, features, quality, functionality, accuracy, and reliability of our products. In order to remain competitive and maintain market share, we must continuously offer popular, high-quality games in a timely manner and new services or enhancements to our existing services. These services or enhancements may not be well received by location partners or consumers, even if well reviewed and of high quality.
We could lose some or all of the competitive advantages that we currently have over our current and potential competitors. We also face high levels of competition related to newly legalized gaming jurisdictions and for openings of new or expanded locations. Our success depends on our ability to successfully enter new markets and compete successfully for new business, which is not certain to occur. Any of these developments could have an adverse effect on Accel’s results of operations, cash flows and financial condition and could result in a loss of market share in key markets.
We operate in the highly competitive gaming industry, and our success depends on our ability to effectively compete with numerous types of businesses in a rapidly evolving, and potentially expanding, gaming environment.
We face robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, and fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using our products in location partners, and adversely affect our business. Even Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting location partners to play on our gaming terminals. We also face competition from other forms of leisure and entertainment activities, including shopping, athletic events, television, movies, concerts, and travel.
The concentration and evolution of the gaming terminal manufacturing industry could impose additional costs on us.
A majority of our revenue is attributable to gaming terminals and related systems supplied by us at location partners. A substantial majority of the gaming terminals sold in the U.S. in recent years have been manufactured by a few select companies, and there has been extensive consolidation within the gaming equipment sector in recent years.
Consolidation may force us to enter into purchase arrangements for new gaming terminals that are more expensive to operate than its existing gaming terminals. If the newer gaming terminals do not result in sufficient incremental revenues to offset the potential increased investment and costs, it could damage our profitability. In the event that we lose a supplier, we may be unable to replace such supplier, and our remaining suppliers may increase fees and costs.
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who may leave us.
Our success and competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team, including Andrew H. Rubenstein as the Chief Executive Officer and President, Karl Peterson as Chairman of the Board, Mathew Ellis as Chief Financial Officer, Derek Harmer as General Counsel and Chief Compliance Officer and Mark Phelan as President, U.S. Gaming. Although we have entered into employment agreements with senior executives and key personnel, there can be no assurance that these individuals will remain employed. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired.

We rely on assumptions and estimates to calculate certain key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We regularly review metrics, including the number of players and other measures, to evaluate growth trends, measure performance and make strategic decisions. Additionally, we commit significant amounts of resources and employee time to understanding the inherent historical patterns of gaming results within individual location partners. We use this pattern recognition process to implement more optimal gaming layouts for location partners, with the goal of generating increased gaming revenue.
Certain of our key business metrics, including number of locations, number of gaming terminals and other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Light & Wonder, Inc., a contractor of the IGB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While we believe these figures to be reasonable and that our reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should we decide to review these or other figures, we may discover material inaccuracies, including unexpected errors in our internal data that result from technical or other errors. If we determine that any of our metrics are not accurate, we may be required to revise or cease reporting such metrics and such changes may harm our reputation and business.
Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our location partners, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, which could potentially be exacerbated by climate change. For example, we could be impacted by hurricanes, tornados, earthquakes or floods that could disrupt operations or the operations of our location partners, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or suppliers’ facilities may impair or delay the operation, development, provisions or delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay the introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, there can be no assurance that such insurance will adequately compensate for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our location partners, suppliers, data service providers, or regulators, could have an adverse effect on our results of operations, cash flows and financial condition.
Risks Related to Compliance and Regulatory Matters
We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit our existing operations, have an adverse impact on our ability to grow or may expose us to fines or other penalties.
We are subject to the rules, regulations, and laws applicable to gaming, including, but not limited to, the Illinois Video Gaming Act, the Pennsylvania Gaming Act, the Georgia Lottery for Education Act, the Montana Video Gaming Control Act, and the Nevada Gaming Control Act. These gaming laws and related regulations are administered by the IGB, PA Board, the Georgia Lottery Corporation (the “GLC”), the Montana Department of Justice, Gambling Control Division and the NGC, respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:
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
In addition, we are subject to other rules and regulations related to our business and operations, including rules and regulations concerning the sale and service of alcoholic beverages.
Although we plan to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that we will do so, and that law enforcement or gaming or other regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant. For example, we are currently involved in an administrative hearing process with the IGB related to certain alleged violations of the Video Gaming Act and related rules. See Note 19, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against us or seize certain assets if we violate gaming regulations. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether we are ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Montana, Nevada or any other states or other jurisdiction in which we operate or may operate (including jurisdictions at the county, district, municipal, town or borough level), may amend or repeal gaming enabling legislation or regulations. Changes to gaming enabling legislation or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in the jurisdictions where we currently conduct business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on our results of operations, cash flows and financial condition. If any jurisdiction in which we operate were to repeal gaming enabling legislation, there could be no assurance that we could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations. For example, 55 municipalities in Illinois have adopted ordinances requiring the collection of additional taxes, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. We have paid a penalty with respect to an alleged violation in one municipality (see Note 19, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) and have received notice of a potential violation from another municipality. Additionally, membership changes within regulatory agencies could impact operations.
We may be liable for product defects or other claims relating to our products that we provide to our location partners.
The products that we provide to our location partners could be defective, fail to perform as designed or otherwise cause harm to players or location partners. If any of the products we provide are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect profitability. In the event of any repair or recall, we could be dependent on the services, responsiveness or product stock of key suppliers, and any delay in their ability to resupply or assist in servicing key products could affect our ability to maintain the gaming terminals in location partners. Any problem with the performance of our products could harm our reputation, which could result in a loss of existing or potential locations and players. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by location partners or by players, including claims by location partners for lost revenues and related litigation that could result in significant liability. Any claims brought against us by location partners or players may result in the diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for products or services, or injury to reputation. Our insurance or recourse against other parties may not sufficiently cover a judgment against us or a settlement payment, and any insurance payment is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase insurance premiums and deductibles. Software bugs or malfunctions, errors in distribution or installation of our software, failure of products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines.
Litigation may adversely affect our business, results of operations, cash flows and financial condition.
We are currently involved in several lawsuits. See Note 19, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. We may also become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters (including discrimination and harassment claims), alleged product and system malfunctions, alleged intellectual property infringement and claims relating to contracts, licenses, acquisitions and strategic investments. We may incur significant expense defending or settling any such litigation and such claims may distract management’s attention from our core business operations or could harm our reputation with location partners, employees, investors and others. Additionally, adverse judgments that may be decided against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business, our results of operations, cash flows and financial condition.
If our estimates or judgments relating to accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing consolidated financial statements include among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Our operating results may be adversely affected if assumptions change or if actual circumstances differ from assumed circumstances, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A-1 common stock.
Additionally, we regularly monitor compliance with applicable financial reporting standards and reviews relevant new accounting pronouncements and drafts thereof. As a result of new standards, changes to existing standards, and changes in interpretation, we may be required to change accounting policies, alter operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate published financial statements. Such changes to existing standards or changes in their interpretation may cause an adverse deviation from our revenue and operating profit target, which may negatively impact our results of operations, cash flows and financial condition.
Our business depends on the protection of trademarks and other intellectual property.
We believe that our success depends, in part, on protecting our intellectual property. Our intellectual property includes certain trademarks, service marks and trade names relating to our business, products and services. Our success may depend, in part, on our ability to obtain protection for these trademarks and other intellectual property rights. There can be no assurance that we will be able to build and maintain consumer value in our trademarks or other intellectual property or that any trademark or other intellectual property right will provide competitive advantages.

Despite our efforts to protect our proprietary rights, parties may infringe on our trademarks and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.
We may not be able to capitalize on the expansion of gaming or other trends and changes in the gaming industries, including changes due to laws and regulations governing these industries, and other factors.
We participate in new and evolving aspects of the gaming industries. These industries involve significant risks and uncertainties, including legal, business and financial risks. The fast-changing environment in these industries can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition may be difficult to predict and may not grow at expected rates.
Part of our strategy is to take advantage of the liberalization of regulations covering these industries on a municipality and state basis, which can be a protracted process. To varying degrees, governments have taken steps to change the regulation of gaming terminals through the implementation of new or revised licensing and taxation regimes.
Notwithstanding the general regulatory trend of liberalization, there also continues to be significant debate over, and opposition to, the gaming industry. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted, including expansion of gaming terminals into additional types of establishments, or causing the repeal of legalized gaming in any jurisdiction. Such opposition could also lead these jurisdictions to adopt legislation or impose a regulatory framework to govern gaming that restricts our ability to advertise games or substantially increases costs to comply with these regulations. We continue to devote significant attention to monitoring these developments; however, we cannot accurately predict the likelihood, timing, scope or terms of any state or federal legislation or regulation relating to its business. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on our results of operations, cash flows and financial condition.
Our success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose us to liability, which could cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to locations and players, and on the ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of products and services. Our business sometimes involves the storage, processing and transmission of proprietary, confidential and personal information, and any future player program we may institute will also involve such information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products, services and systems are designed with security features to prevent fraudulent activity. Despite these security measures, our products, services and systems may be vulnerable to attacks by location partners, players, retailers, vendors or employees, or breaches due to cyber-attacks, viruses, malicious software, computer hacking, security breaches or other disruptions. Expanded use of the Internet and other interactive technologies may result in increased security risks for us and our location partners because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target and Accel may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, hackers and data thieves are becoming increasingly sophisticated and could operate large-scale and complex automated attacks. Any security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of certain data, the loss, corruption or alteration of this data, interruptions in operations or damage to computers or systems or those of certain players or third-party platforms. Any of these incidents could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of its products and services is periodically reviewed and enhanced, and we regularly assesses the adequacy of security systems, including the security of its games and software, to protect against any material loss to location partners and players, as well as the integrity of its products and services and its games. However, these measures may not be sufficient to prevent future attacks, breaches or disruptions.
There is a risk that our products, services or systems may be used to defraud, launder money or engage in other illegal activities at its locations. Our gaming machines have also experienced anomalies in the past. Games and gaming machines may be replaced by us and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or other products and services, may give rise to claims from players or location partners, may lead to claims for lost revenue and profits and related litigation by location partners and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of strategic objectives.
Further, third party-hosted solution providers that provide services to us, such as Rackspace, Salesforce or NetSuite, have in the past been subject to cyber security incidents. Although these incidents have not had a material impact to date on our business, results of operations, financial condition or reputation to date, a future failure of these third parties’ security systems and infrastructure could adversely affect us.
Risks related to our Financial Condition
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under the Credit Agreement to finance our required capital expenditures under new gaming or amusement contracts and to meet our other cash needs.
Our business generally requires significant upfront capital expenditures for gaming terminals and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a gaming or amusement contract, we may provide new equipment or impose new service requirements at a location, which may require additional capital expenditures in order to enter into or retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the Credit Agreement.
In addition, since we are not paid for expenses and services, we may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.
If we do not have adequate liquidity or are unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, we may not be able to pursue certain contracts, which could result in the loss of business or restrict our ability to grow. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing products and services to new location partners or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on acceptable terms, if at all.

Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
As of December 31, 2023, we had total indebtedness of $545.4 million, all of which was borrowed under the Credit Agreement, and had approximately $304.0 million of availability.
Our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, repurchases of our shares of Class A-1 common stock and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to interest rate risk as a significant portion of our borrowings are at variable rates of interest. If interest rates increase, our interest payment obligations would increase even if the amount borrowed remained the same, and our results of operations, cash flows and financial condition could be negatively impacted. All of these factors could place us at a competitive disadvantage compared to competitors that may have less debt.
We may not have sufficient cash flows from operating activities to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy obligations, which may not be successful.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness and other obligations. If we are unable to generate sufficient cash flow to pay our indebtedness, we may be required to adopt one or more alternatives, such as refinancing or restructuring indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Furthermore, our lenders, including the lenders participating in our delayed draw and/or revolving credit facilities under the Credit Agreement, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our delayed draw and/or revolving credit facilities or to obtain other financing on favorable terms or at all. Any default or failure by a lender in its obligation to fund its commitment under the delayed draw and/or revolving credit facilities (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment and otherwise adversely affect us. In addition, borrowings under our existing revolving credit facilities may be subject to capacity under an available borrowing base.
The agreements governing our indebtedness impose certain restrictions that may affect the ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness and require us to make payments on our indebtedness. Were this to occur, we may not have sufficient cash to pay our accelerated indebtedness.
The agreements governing our indebtedness impose, and future financing agreements are likely to impose, operating and financial restrictions on activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. In particular, subject to certain exceptions, the Credit Agreement restricts our ability to, among other things:
•incur or guarantee additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;

•make dividends and certain other payments, including payment of junior debt, and repurchases of our Class A-1 common stock;
•create liens that secure indebtedness and guarantees thereof;
•transfer or sell assets;
•enter into transactions with affiliates;
•change the nature of our business;
•enter into certain burdensome agreements;
•make certain accounting changes; and
•change our passive holding company status.
In addition, the Credit Agreement contains financial covenants that require us to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after November 20, 2019 and determined on the basis of our four most recently ended fiscal quarters for which financial statements have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights.
A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow our lenders to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders could terminate commitments to lend money, if any. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. There can be no assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable or at all.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide credit and liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (the “FDIC”) as receiver and Credit Suisse and UBS entered into a merger agreement following the intervention of the Swiss regulators and, in May 2023, First Republic Bank was also closed and taken over by the FDIC. Although we did not have cash or cash equivalent balances on deposit with these institutions, and these institutions were not lenders under our indebtedness or counterparties to our interest rate hedging arrangements, instability in the U.S. or international financial systems could result in less favorable commercial financing or derivative terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources or hedging, thereby making it more difficult for us to obtain financing on terms favorable to us, which could have a material adverse impact on our results of operations, cash flows and financial condition.

Risks Related to Our Common Stock
Clairvest Group Inc. (“Clairvest”) and members of the Rubenstein Family own a significant portion of Common Stock and have representation on the Board. Clairvest, through its affiliates, and members of the Rubenstein Family may have interests that differ from those of other stockholders.
As of December 31, 2023, approximately 20% of the shares of our Class A-1 common stock was beneficially owned by affiliates of Clairvest. Following the consummation of the merger of TPG Pace Holding Corp. (“TPG”) and Accel Entertainment, Inc. (the “Business Combination”), one director was jointly nominated by TPG and Clairvest, Mr. Kenneth B. Rotman, and Mr. Rotman remains a member of the Board as a representative of Clairvest. While our subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for stockholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Clairvest continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with Clairvest are members of the Board and/or any committees thereof, Clairvest may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Clairvest’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock. Additionally, Clairvest and its affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Clairvest or its affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. Prospective investors should consider that the interests of Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2023, approximately 10% of the shares of our Class A-1 common stock were beneficially owned by Mr. Andrew Rubenstein, approximately 2% of the shares of our Class A-1 common stock were beneficially owned by his brother, Mr. Gordon Rubenstein, and Mr. Andrew Rubenstein, together with Mr. Gordon Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 12% of the shares of our Class A-1 common stock. Although each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein, each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein are members of the Board. As a result, the Rubenstein Family may be able to significantly influence the outcome of matters submitted for director action, subject to our director’s obligation to act in the interest of all of our stakeholders, and for stockholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Board and/or any committees thereof, and the Rubenstein Family may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. The Rubenstein Family’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to the Transaction Agreement among TPG and the stockholders of Accel Entertainment, Inc. that was entered into in connection with the Business Combination, and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with such stockholder are members of the Board and/or any committees thereof, such major stockholder may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock.
Holders of Class A-1 common stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own Class A-1 common stock.
Holders of common stock are subject to certain gaming regulations. In Illinois, Georgia, Pennsylvania, Montana, Nevada and other regulated gaming jurisdictions, gaming laws can require any holder of common stock to be disclosed, file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming laws in Illinois, Georgia, Pennsylvania, Montana, Nevada and other regulated gaming jurisdictions also require any person who acquires beneficial ownership of more than 5% of voting securities of a gaming company to notify the gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own Class A-1 common stock.
Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. For any cause deemed reasonable by the gaming authorities, subject to certain administrative proceeding requirements, gaming regulators in Illinois, Pennsylvania, Montana, Nevada or elsewhere would have the authority to (i) deny any application; (ii) limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval, including revoking any licenses held by us to conduct business in the state or (iii) fine any person licensed, registered, or found suitable or approved. Any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold, directly or indirectly, the beneficial ownership of any voting security or beneficial or record ownership of any non-voting security or any debt security of any public corporation that is registered with the gaming authority beyond the time prescribed by the gaming authority. A finding of unsuitability by a particular gaming authority in Illinois, Pennsylvania, Montana, Nevada or elsewhere will impact that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.
The market price and trading volume of Class A-1 common stock may be volatile and could decline significantly.
The stock markets, including the New York Stock Exchange (“NYSE”) have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Class A-1 common stock, the market price of Class A-1 common stock may be volatile and could decline significantly. In addition, the trading volume in Class A-1 common stock may fluctuate and cause significant price variations to occur. If the market price of Class A-1 common stock declines significantly, you may be unable to resell your Class A-1 common stock at or above the market price as of the date hereof. We cannot assure you that the market price of Class A-1 common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of the NYSE;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•changes to gaming laws, regulations or enforcement policies of applicable gaming authorities;

•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our capital stock or other securities;
•the timing and amount of any repurchases under our stock repurchase program;
•the publication of research reports about us, our gaming locations or the gaming terminal industry generally or the cessation of the publication of any such research reports;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems; and
•changes in accounting principles, policies and guidelines.
 In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our securities and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity ranking senior to its securities. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our securities. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond its control, we cannot predict or estimate the amount, timing, nature or success of future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our securities and be dilutive to existing stockholders.
Provisions in our Charter designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain times of actions and proceedings that may be initiated by our stockholders, and provisions in our Bylaws also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
The Charter provides that, to the fullest extent permitted by law, unless we consent to the selection of an alternative forum, and subject to the Court of Chancery of the State of Delaware having personal jurisdiction over the parties named as defendants therein, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors or other constituents;
•any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”), the Charter or the Bylaws (as either may be amended and/or restated from time to time); or

•any action asserting a claim against us that is governed by the internal affairs doctrine.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Bylaws also provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. If a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Resales of the securities, or issuances of Class A-1 common stock following the conversion of Class A-2 common stock could depress the market price of our Class A-1 common stock.
There may be a large number of our securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. For example, a significant number of shares of Class A-1 common stock held by parties to the registration rights agreement entered into by certain shareholders in connection with the Business Combination have been registered for resale pursuant to an effective registration statement on Form S-3, including shares of Class A-1 common stock issuable upon exchange of shares of Class A-2 common stock. While each registration rights holder (as defined in the registration rights agreement) has agreed not to effect any sale or distribution of its registrable shares if such sale or distribution would, or would reasonably be expected to, constitute or result in a “change of control” or similar event under our or our subsidiaries’ credit facilities, as contractual restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A-1 common stock or decreasing the market price itself.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. As a result, cybersecurity risk management is an integral part of our overall risk management and compliance program. Our cybersecurity risk management processes are modeled after industry best practices, such as the National Institute of Standards and Technology Cybersecurity Framework, for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed by third-party service providers, and facilitate coordination across different departments of our company.
The Board has overall oversight responsibility for our cybersecurity risk management; however, it delegates cybersecurity risk management oversight to the audit committee of the Board (the “Audit Committee”). The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.
These processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies, and informing management and our Board of material cybersecurity threats and incidents. Our information technology team is responsible for assessing our cybersecurity risk management program, and we currently do not engage third parties for such assessment.

Our cybersecurity program is under the direction of our Chief Financial Officer (“CFO”) and our Chief Technology Officer (“CTO”), who receive reports from our information technology team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CTO has over 26 years of extensive information technology experience in various roles of increasing importance. His experience includes roles as Director of Technology, Information Technology Manager, Technical Manager, and Systems Analyst. Among his other duties as CTO, he manages our cybersecurity team, which comprises certified and experienced information security professionals, and he has been instrumental in the implementation and monitoring of our various cybersecurity systems and tools.
Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs, including:
•Implementing a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner;
•Deploying technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
•Establishing and maintaining comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis; and
•Providing regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Management, including the CFO, regularly updates the Audit Committee on our cybersecurity processes, material cybersecurity risks and mitigation strategies. The Audit Committee reports all material cybersecurity risks to the Board.
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2023 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see “Risk Factors — Our success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose us to liability, which could cause our business and reputation to suffer.”
ITEM 2. PROPERTIES
We own our 58,000 sq. ft. corporate headquarters in Burr Ridge, Illinois. This facility houses service, support and sales functions for the Chicagoland region. It is the primary location for the majority of the executive management team, as well as the primary location for several other business units and shared services such as legal/compliance, human resources, information technology, security, fleet, finance/accounting, data digital, sales, service, amusements, and marketing and service units. The facility supports our 24/7 Service Solutions Call Center, as well as onsite route management and collection processing in Illinois. This facility also contains our largest warehouse, from which equipment installations, preparation, programming, and repairs occur, as well as gaming terminal quality assurance processes and general storage. In this facility there is an IGB-approved secured storage site for sensitive gaming equipment and materials.

In Illinois, we own facilities in Peoria, Springfield and Rockford that support our operations. We also own two properties in Billings, Montana, one of which is used to support our operations and the other of which is a gaming location.
We also rent an additional fifteen locations in Illinois, thirteen locations in Montana, eight locations in Nevada, three locations in Georgia, two locations in Iowa, three locations in Nebraska, and one location in Pennsylvania, which are used to support our operations and provide warehousing for our equipment.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or renting additional space as needed to accommodate our growth.
ITEM 3. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference from the discussion in Note 19, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock has traded on the NYSE under the ticker symbol “ACEL” since November 21, 2019.
Stockholders
There were 89 stockholders of record of our Class A-1 common stock, and 111 stockholders of record of our Class A-2 common stock as of February 26, 2024.
Dividends
We have not paid any cash dividends on our shares to date, nor do we intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of the Board. Further, our credit facility restricts our ability to declare dividends, subject to certain exceptions.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
On November 22, 2021, the Board approved a share repurchase program of up to $200 million shares of Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced program, and there are no other programs under which we repurchase shares. Repurchases under our program during our restricted trading windows are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following table provides the shares purchased under the share repurchase program in the fourth quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

October 2023	559,684	$10.32	$90.6

November 2023	521,627	$10.40	$85.2

December 2023	317,512	$10.13	$81.9
Total	1,398,823	$10.31
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 20, 2019 (the day prior to our Class A-1 common stock being traded on the NYSE) through December 31, 2023 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) our Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on November 20, 2019.
The stock price performance below is not necessarily indicative of future stock price performance.

	11/20/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Accel Entertainment	$100.00	$119.05	$92.24	$118.90	$70.32	$93.79
NASDAQ Composite Index	$100.00	$105.23	$151.52	$183.92	$123.05	$176.48
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$107.94	$125.07	$123.20	$91.96	$115.15
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
A discussion of our results of operations on a consolidated basis for the years ended December 31, 2023 and 2022 are presented below. For the discussion of our results of operations on a consolidated basis for the years ended December 31, 2022 and 2021, please see our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed on March 1, 2023.
Company Overview
We are a leading distributed gaming operator in the United States (“U.S.”) and a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with incremental revenue.
We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business.
We currently operate as a distributed gaming operator in the following states:
•Illinois - we are a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana - we were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice in June 2022, which has been renewed through June 2024,
•Nevada - we were granted a two-year terminal operator license in June 2022 by the Nevada Gaming Commission,
•Nebraska - we became a licensed distributor of mechanical amusement devices in Nebraska in June 2022, and commenced operations in this market,
•Georgia - we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa - we are registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa,
•Pennsylvania - we have held a license from the Pennsylvania Gaming Control Board since November 2020.
Through our wholly owned subsidiary, Grand Vision Gaming, we also manufacture gaming terminals in the Montana, Nevada, South Dakota, Louisiana and West Virginia markets.
We are subject to the various gaming regulations in the states in which we operate, as well as various other federal, state and local laws and regulations.

Century Acquisition
On June 1, 2022, we completed our acquisition of all of the outstanding equity interests of Century Gaming, Inc., a Montana corporation (“Century”). The aggregate purchase consideration was $164.3 million, which included: (i) a cash payment made at closing of $45.5 million to the equity holders of Century; (ii) repayment of $113.2 million of Century's indebtedness; and (iii) 515,622 shares of our Class A-1 common stock issued to certain members of Century’s management with a fair value of $5.6 million on the acquisition date. The cash payments were financed using cash from a draw of approximately $160 million from our revolving credit facility and delayed draw term loan facility under our senior secured credit facility. Our financial results for the year ended December 31, 2022 include the results of Century from the date of acquisition, and our financial results for the year ended December 31, 2023 include the results of Century for the full year.
Macroeconomic Factors
Interest rate volatility, persistent inflation and actual or perceived instability in the U.S. and global banking systems may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, levels of gaming activity would not be adversely affected. Further, as described in more detail below, we have observed certain increases in our costs, particularly higher wages and increased interest expense on our debt. In addition, during 2022 and 2023, we accelerated certain of our capital expenditures related to gaming machines and related components to manage our supply chain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
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
Manufacturing. Manufacturing revenue represents sales of gaming terminals and related equipment.
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
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of gaming terminals and related equipment.

General and administrative. General and administrative expenses consist of operating expense and general and administrative expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and gaming terminals. General and administrative expense includes payroll and related expense for account managers, business development managers, marketing, and other corporate personnel. In addition, general and administrative expense also includes marketing, information technology, insurance, rent and professional fees.
Depreciation and amortization of property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized over the shorter of the useful life or the lease.
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and our gaming locations, which allow us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to our incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.
Interest expense, net
Interest expense, net consists of interest on our current credit facility, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum LIBOR/SOFR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to national, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2023 and 2022:

(in thousands, except %s)	Year Ended December 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Revenues:
Net gaming	$1,113,573	$925,009	$188,564	20.4%
Amusement	23,973	21,106	2,867	13.6%
Manufacturing	13,353	7,621	5,732	75.2%
ATM fees and other	19,521	16,061	3,460	21.5%
Total net revenues	1,170,420	969,797	200,623	20.7%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	809,524	666,126	143,398	21.5%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	7,671	4,775	2,896	60.6%
General and administrative	180,248	145,942	34,306	23.5%
Depreciation and amortization of property and equipment	37,906	29,295	8,611	29.4%
Amortization of intangible assets and route and customer acquisition costs	21,211	17,484	3,727	21.3%
Other expenses, net	6,453	9,320	(2,867)	(30.8)%
Total operating expenses	1,063,013	872,942	190,071	21.8%
Operating income	107,407	96,855	10,552	10.9%
Interest expense, net	33,144	21,637	11,507	53.2%
Loss (gain) on change in fair value of contingent earnout shares	8,539	(19,544)	28,083	143.7%
Income before income tax expense	65,724	94,762	(29,038)	(30.6)%
Income tax expense	20,121	20,660	(539)	(2.6)%
Net income	$45,603	$74,102	$(28,499)	(38.5)%
Revenues
Total net revenues for the year ended December 31, 2023 were $1,170.4 million, an increase of $200.6 million, or 20.7%, compared to the prior year. The increase was driven primarily by an increase in net gaming revenue of $188.6 million, or 20.4%. The increase in net gaming revenue for the year ended December 31, 2023 was driven by the Century acquisition, adding new locations and 3% same store sales growth in Illinois. Total net revenues by state are presented below (in thousands, except %s):

	Year Ended December 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Total net revenues by state:
Illinois	$867,200	$808,652	$58,548	7.2%
Montana	154,402	79,639	74,763	93.9%
Nevada	117,074	66,989	50,085	74.8%
Nebraska	19,043	5,217	13,826	265.0%
All other	12,701	9,300	3,401	36.6%
Total net revenues	$1,170,420	$969,797	$200,623	20.7%

Cost of revenue
Total cost of revenue for the year ended December 31, 2023 was $809.5 million, an increase of $143.4 million, or 21.5%, compared to the prior year due primarily to higher net gaming revenue, described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the year ended December 31, 2023 was $7.7 million, an increase of $2.9 million, or 60.6%, compared to the prior year due primarily to higher manufacturing revenue.
General and administrative
Total general and administrative expenses for the year ended December 31, 2023 were $180.2 million, an increase of $34.3 million, or 23.5%, compared to the prior year. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher parts and repair expense, higher stock-based compensation expense, and a settlement with the IGB of $1.1 million recorded in the second quarter of 2023.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2023 was $37.9 million, an increase of $8.6 million, or 29.4%, compared to the prior year due to an increased number of gaming terminals primarily attributable to the acquisition of Century.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the year ended December 31, 2023 was $21.2 million, an increase of $3.7 million, or 21.3%, compared to the prior year due to an increase in location contracts acquired and amortization expense on other intangible assets acquired with Century.
Other expenses, net
Other expenses, net for the year ended December 31, 2023 were $6.5 million, a decrease of $2.9 million, or 30.8%, compared to the prior year. The decrease was due to lower non-recurring expenses related to new market development and a $1.7 million gain recognized in the second quarter of 2023 on the convertible note settlement as discussed in Note 4 to the consolidated financial statements, partially offset by higher fair value adjustments associated with the revaluation of contingent consideration liabilities.
Interest expense, net
Interest expense, net for the year ended December 31, 2023 was $33.1 million, an increase of $11.5 million, or 53.2%, compared to the prior year, primarily due to higher interest rates and an increase in average outstanding debt, partially offset by the benefit realized on our interest rate caplets. For the year ended December 31, 2023, the weighted-average interest rate was approximately 7.3% compared to the weighted-average interest rate of approximately 4.4% for the prior year.
Loss (gain) on change in fair value of contingent earnout shares
Loss on change in fair value of contingent earnout shares for the year ended December 31, 2023 was $8.5 million, compared to the prior year, which had a gain of $19.5 million. The change was primarily due to the fluctuations in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.

Income tax expense
Income tax expense for the year ended December 31, 2023 was $20.1 million, a decrease of $0.5 million, or 2.6%, compared to the prior year. The effective tax rate for the year ended December 31, 2023 was 30.6% compared to 21.8% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of December 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	2,762	2,648	114	4.3%
Montana	609	610	(1)	(0.2)%
Nevada	352	340	12	3.5%
Nebraska	238	143	95	66.4%
Total locations	3,961	3,741	220	5.9%
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of December 31,		Increase / (Decrease)
	2023	2022	Change	Change %
Illinois	15,276	14,397	879	6.1%
Montana	6,276	6,108	168	2.8%
Nevada	2,704	2,645	59	2.2%
Nebraska	827	391	436	111.5%
Total gaming terminals	25,083	23,541	1,542	6.6%

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures, but are key metrics management uses to monitor ongoing core operations. Adjusted EBITDA and Adjusted net income exclude the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management believes these non-GAAP financial measures enhance the understanding of our underlying drivers of profitability, trends in our business, and facilitate company-to-company and period-to-period comparisons. Management also believes that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to fund capital expenditures, service debt obligations and meet working capital requirements.
Adjusted net income and Adjusted EBITDA

(in thousands, except %s)	Year Ended December 31,		Increase / (Decrease)
	2023	2022	Change	Change %

Net income	$45,603	$74,102	$(28,499)	(38.5)%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs(1)	21,211	17,484	3,727	21.3%
Stock-based compensation(2)	9,416	6,840	2,576	37.7%
Loss (gain) on change in fair value of contingent earnout shares (3)	8,539	(19,544)	28,083	143.7%
Other expenses, net(4)	6,453	9,320	(2,867)	(30.8)%
Tax effect of adjustments(5)	(8,702)	(8,327)	(375)	4.5%
Adjusted net income	82,520	79,875	2,645	3.3%
Depreciation and amortization of property and equipment	37,906	29,295	8,611	29.4%
Interest expense, net	33,144	21,637	11,507	53.2%
Emerging markets(6)	(948)	2,598	(3,546)	(136.5)%
Income tax expense	28,823	28,987	(164)	(0.6)%
Adjusted EBITDA	$181,445	$162,392	$19,053	11.7%
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
(2)Stock-based compensation consists of options, restricted stock units, performance-based stock units, and warrants.
(3)Loss (gain) on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving certain exchange conditions, shares of Class A-2 common stock convert to Class A-1 common stock resulting in a non-cash settlement of the obligation.
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

Adjusted EBITDA for the year ended December 31, 2023 was $181.4 million, an increase of $19.1 million, or 11.7%, compared to the prior year. The increase in performance was attributable to an increase in the number of locations and gaming terminals, due primarily to the acquisition of Century, partially offset by higher payroll-related costs and parts and repair expense.
Liquidity and Capital Resources
In order to maintain sufficient liquidity, we review our cash flow projections and available funds with the Board to consider modifying our capital structure and seeking additional sources of liquidity, if needed. The availability of additional liquidity options will depend on the economic and financial environment, our creditworthiness, our historical and projected financial and operating performance, and our continued compliance with financial covenants. As a result of possible future economic, financial and operating declines, possible declines in our creditworthiness and potential non-compliance with financial covenants, we may have less liquidity than anticipated, fewer sources of liquidity than anticipated, less attractive financing terms and less flexibility in determining when and how to use the liquidity that is available.
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding the Board approved share repurchase program and near term acquisitions. As of December 31, 2023, we had $261.6 million in cash and cash equivalents.
Senior Secured Credit Facility
On November 13, 2019, we entered into a credit agreement (as amended, the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$100.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•$240.0 million initial term loan facility and
•$125.0 million additional term loan facility.
On August 4, 2020, in order to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement), we and the other parties thereto entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”). Amendment No.1 also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. The waivers of financial covenant breach were never utilized as we remained in compliance with all debt covenants during these periods.
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provided for:

•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness, and
•$400.0 million delayed draw term loan facility, which was originally available for borrowing until October 22, 2023 and was extended to October 22, 2024 by Amendment No. 4 (as described below).
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remained unchanged. We incurred $4.3 million in debt issuance costs associated with Amendment No. 2. We also recognized a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021 in connection with the amendment.
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
In June 2023, we completed a $100 million draw on the delayed draw term loan facility and used all of the proceeds to pay down an equal portion of the revolving credit facility. As of December 31, 2023, there remained $304 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted term SOFR rate (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) SOFR for a 1-month Interest Period on such day plus 1.0%. As of December 31, 2023, the weighted-average interest rate was approximately 7.3%.
Interest is payable quarterly in arrears for ABR loans, at the end of the applicable interest period for SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. We are required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable SOFR and ABR margins and the commitment fee rate are calculated based upon the first lien net leverage ratio of us and our restricted subsidiaries on a consolidated basis, as defined in the Credit Agreement. The revolving loans and term loans bear interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) SOFR (50 bps floor) plus a margin up to 2.75%, at our option.
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
The Credit Agreement contains certain customary affirmative and negative covenants and events of default and requires us and certain of our affiliates obligated under the Credit Agreement to make customary representations and warranties in connection with credit extensions thereunder.

In addition, the Credit Agreement requires us to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the Closing Date and determined on the basis of the four most recently ended fiscal quarters for which financial statements have been delivered pursuant to the Credit Agreement, subject to customary “equity cure” rights.
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
We were in compliance with all debt covenants as of December 31, 2023. We expect to meet our cash obligations and remain in compliance with all debt covenants for the next 12 months.
Interest rate caplets
We manage our exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect us if interest rates exceed 2% of 1-month LIBOR. The aggregate premium for these caplets was $3.9 million, and was financed as additional debt. In connection with the entry into Amendment No. 3, the referenced rate in the caplets was simultaneously changed from LIBOR to SOFR.
We recognized an unrealized loss on the change in fair value of the interest rate caplets of $4.3 million, net of income taxes, for the year ended December 31, 2023 and an unrealized gain of $12.2 million, net of income taxes, for the year ended December 31, 2022. Further, as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022, we recognized interest income on the caplets of $9.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$132,530	$107,999	$24,531
Net cash used in investing activities	(59,793)	(189,263)	(129,470)
Net cash (used in) provided by financing activities	(35,239)	106,591	(141,830)
Net cash provided by operating activities
For the year ended December 31, 2023, net cash provided by operating activities was $132.5 million, an increase of $24.5 million over the prior year. The increase can be attributed to higher working capital adjustments primarily due to an increase in accounts payable and accrued expenses, partially offset by a lower increase in deferred income taxes.

Net cash used in investing activities
For the year ended December 31, 2023, net cash used in investing activities was $59.8 million, a decrease in cash used of $129.5 million over the prior year. The decrease was attributable to less cash used for business and asset acquisitions, primarily due to the acquisition of Century in 2022, in addition to the proceeds received from the settlement of the convertible notes in 2023, partially offset by more cash used for the purchases of property and equipment and advances against a portion of the purchase price on a pending business acquisition. We anticipate our capital expenditures will be approximately $55–65 million in 2024.
Net cash (used in) provided by financing activities
For the year ended December 31, 2023, net cash used in financing activities was $35.2 million, compared to cash provided by financing activities of $106.6 million in the prior year. The change reflects a reduction in borrowings to fund business and asset acquisitions, partially offset by lower repurchases of our Class A-1 common stock and payments on consideration payable.
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
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which we obtain operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets we acquired and the liabilities we assumed, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in our consolidated statements of operations and comprehensive income as other expenses, net. Location contract intangibles, which represent the acquisition-date fair value of the preexisting relationships between the acquired company and gaming locations, are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. The relevance of this policy and the described methods and assumptions vary from period to period depending on the volume of applicable acquisitions occurring.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the fluctuations in interest rates.
Interest rate risk
We are exposed to interest rate risk in the ordinary course of our business. Our borrowings under our senior secured credit facility were $545.4 million as of December 31, 2023. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact our future earnings and cash flows by approximately $2.5 million annually, assuming the balance outstanding under our Credit Facility remained at $545.4 million. Our exposure to higher interest rates is partially mitigated as we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have developed “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, under the supervision and participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023.
Management's Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures designed to, in reasonable detail, accurately and fairly reflect our transactions, and provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.
An effective internal control system, no matter how well designed and executed, has inherent limitations, and therefore can only provide reasonable assurance with respect to reliable financial reporting. Our internal control over financial reporting may not prevent or detect all misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that internal control over financial reporting as of December 31, 2023 was effective.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, issued an unqualified opinion on the effectiveness of Accel's internal control over financial reporting. KPMG LLP’s report appears on pages F2-F3 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed in Item 9A of our prior Annual Reports on Form 10-K and Item 4 in our prior Quarterly Reports on Form 10-Q, management previously identified and disclosed a material weakness in internal control over financial reporting related to ineffective control environment, risk assessment, and information and communication resulting from an insufficient headcount necessary to support general information technology controls and most process-level controls. During the quarter ended December 31, 2023, we remediated the aspects of our previously reported material weaknesses related to these matters.
Remediation Efforts to Address Previously Disclosed Material Weaknesses
We invested considerable time and resources toward improving the design, implementation and operation of internal control over financial reporting. The remediation activities are summarized as follows:
•We have had and continue to have frequent communications between our Audit Committee and management regarding the material weakness remediation plan and our financial reporting and internal control environment. Additionally, an internal control project plan was communicated and monitored by the Audit Committee. We enhanced our control environment to better identify and mitigate risks of material misstatements.

•We added additional resources and expanded our organizational chart in accounting, finance, and the information technology organizations, including hiring a Chief Accounting Officer overseeing accounting, reporting, treasury, cash processing, and tax functions. In addition, we hired a Chief People Officer to set our hiring strategy and focus on retention.
•We developed and implemented an internal control framework for our general information technology controls, including the controls around access to information systems and change management internal controls to information systems.
•We enhanced the controls and procedures related to the NetSuite enterprise resource planning system (“NetSuite”) that replaced our previous accounting system and general ledger. We started to implement NetSuite in 2020 and began using it in the first quarter of 2021. Through the use of NetSuite, we established automated processes to enhance the information technology controls and create efficiencies in financial reporting.
•We developed accounting policies and procedures to assist our accounting and finance organization in recording transactions appropriately. We designed and implemented internal controls to ensure consistent application of our policies and procedures.
•We established policies and procedures over the segregation of incompatible duties within our information technology systems and implemented controls that mitigate the segregation of duties risks.
•We implemented practices to evaluate and use third-party specialists to assist with complex and technical areas of accounting, valuation, and adoption of new accounting standards.
•We developed and implemented a framework to identify risks of material misstatements to our consolidated financial statements and designed controls to mitigate those risks.
•We continue to enhance our control environment as well as train employees to reinforce the importance of a strong control environment and clearly communicate expectations to emphasize responsibilities and the technical requirements for controls.
Changes in Internal Control Over Financial Reporting
Other than the matters discussed above under “Remediation Efforts to Address Previously Disclosed Material Weaknesses”, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 15, 2023, Derek Harmer, our General Counsel and Chief Compliance Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Harmer Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Harmer Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Harmer Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Harmer Rule 10b5-1 Plan between March 15, 2024 and December 31, 2024.
Also on December 15, 2023, David W. Ruttenberg, a member of the Board, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Ruttenberg Rule 10b5-1 Plan,” and together with the Harmer 10b5-1 Plan, the “10b5-1 Plans”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Ruttenberg Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ruttenberg Rule 10b5-1 Plan provides for the potential sale of up to 300,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Ruttenberg Rule 10b5-1 Plan between March 15, 2024 and March 15, 2025.
The Rule 10b5-1 Plans included a representation from Mr. Harmer or Mr. Ruttenberg, as applicable, to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the Rule 10b5-1 Plan at the time such Rule 10b5-1 Plan was entered into. A similar representation was made to us in certifications each of Mr. Harmer and Mr. Ruttenberg provided to us in connection with the adoption of the Rule 10b5-1 Plans under our insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 Plans or the certifications, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer or director, as applicable, was unaware, or with respect to any material nonpublic information acquired by the officer or director, as applicable, or us after the applicable date of the representation.
Once executed, transactions under the Rule 10b5-1 Plans will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Harmer, Mr. Ruttenberg or our other officers or directors.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
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

4.2	Nominating and Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

4.3	Mutual Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

10.1 **	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2023)

10.2**	Accel Entertainment, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.3**	Accel Entertainment, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.4	Restricted Stock Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.5	Warrant Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.6	Registration Rights Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2019).

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

10.9(B)
Amendment No. 2 to the Credit Agreement, by and among the Registrant, Capital One, National Association and the other parties thereto, dated November 13, 2019 (Incorporated by reference to Exhibit 10.9(B) to the Company’s Current Report on Form 8-K dated October 22, 2021)

10.9(C)
Amendment No. 3 to the Credit Agreement, by and among the Registrant, Capital One, National Association and the other parties thereto, dated November 13, 2019 (Incorporated by reference to Exhibit 10.9(C) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)

10.9(D)
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

10.10(B) **
Amendment to Executive Employment Agreement, dated April 27, 2023, by and between Accel Entertainment, Inc., and Andrew Rubenstein. (Incorporated by reference to Exhibit 10.10(B) to the Company’s Current Report on Form 8-K dated April 27, 2023)

10.11**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Brian Carroll, dated as of March 18, 2014, as amended by First Amendment to Employment Agreement, dated November 9, 2017, and Second Amendment to Employment Agreement, dated as of July 9, 2018 (Incorporated by reference to Exhibit 10.17 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

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

10.13**	Form of Company Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 3, 2023).

10.14**	Form of Company Stock Option Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

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

10.21(A)**
Amendment No. 1, dated February 24, 2023, to the Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc. and Mark Phelan (Incorporated by reference to Exhibit 10.21(A) to the Annual Report on From 10-K filed with the SEC on March 1, 2023)

10.21(B)
Amendment to Executive Employment Agreement, dated October 6, 2023, by and between Accel Entertainment, Inc., and Mark Phelan (Incorporated by reference to Exhibit 10.21(B) to the Company’s Current Report on Form 8-K dated October 6, 2023)

10.22**
Executive Employment Agreement, dated April 25, 2022, by and between Accel Entertainment, Inc., and Mathew Ellis.(Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022).

10.23**	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 3, 2023).

10.24**
Performance-Based Restricted Stock Unit Grant Notice and Agreement, dated April 27, 2023, for Andrew Rubenstein (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated April 27, 2023)

21.1 *	List of Subsidiaries

23 *	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

97 *	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Inline XBRL File (included in Exhibit 101)
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

ACCEL ENTERTAINMENT, INC.

Date: February 28, 2024	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer

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

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	February 28, 2024
Andrew Rubenstein	(Principal Executive Officer)

/s/ Mathew Ellis	Chief Financial Officer	February 28, 2024
Mathew Ellis	(Principal Financial Officer)

/s/ Christie Kozlik	Chief Accounting Officer	February 28, 2024
Christie Kozlik	(Principal Accounting Officer)

/s/ Derek Harmer	General Counsel, Chief Compliance Officer and Secretary	February 28, 2024
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	February 28, 2024
Karl Peterson

/s/ Gordon Rubenstein	Director	February 28, 2024
Gordon Rubenstein

/s/ Kathleen Philips	Director	February 28, 2024
Kathleen Philips

/s/ David W. Ruttenberg	Director	February 28, 2024
David W. Ruttenberg

/s/ Eden Godsoe	Director	February 28, 2024
Eden Godsoe

/s/ Kenneth B. Rotman	Director	February 28, 2024
Kenneth B. Rotman

/s/ Dee Robinson	Director	February 28, 2024
Dee Robinson

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over cash
As discussed in Note 2 to the consolidated financial statements, cash and cash equivalents include amounts in bank deposit accounts, term bank deposit accounts, gaming terminals, automated teller machines, redemption terminals, and the Company’s vaults. The Company has $261.6 million in cash and cash equivalents as of December 31, 2023.
We identified the evaluation of the sufficiency of audit evidence obtained over certain components of cash and cash equivalents, including cash in gaming terminals, redemption terminals, and the Company’s vaults (collectively, “Field Cash”) as a critical audit matter. Evaluating the sufficiency of audit evidence obtained related to Field Cash required especially subjective auditor judgment due to the dispersed nature of Field Cash across numerous physical locations and geographies. This included determining the physical locations and geographies over which procedures were performed and evaluating the nature and extent of evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Field Cash, including determining the geographies and physical locations over which procedures were performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the cash and cash equivalents process, including controls over Field Cash related to reconciliations and cash counting. To assess the cash balances for a selection of vaults, and a sample of gaming and redemption terminals, we performed physical counts of cash. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence over Field Cash.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
February 28, 2024

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(in thousands, except per share amounts)	Years ended December 31,
	2023	2022	2021
Revenues:
Net gaming	$1,113,573	$925,009	$705,784
Amusement	23,973	21,106	16,667
Manufacturing	13,353	7,621	—
ATM fees and other	19,521	16,061	12,256
Total net revenues	1,170,420	969,797	734,707
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	809,524	666,126	494,032
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	7,671	4,775	—
General and administrative	180,248	145,942	110,818
Depreciation and amortization of property and equipment	37,906	29,295	24,636
Amortization of intangible assets and route and customer acquisition costs	21,211	17,484	22,040
Other expenses, net	6,453	9,320	12,989
Total operating expenses	1,063,013	872,942	664,515
Operating income	107,407	96,855	70,192
Interest expense, net	33,144	21,637	12,702
Loss (gain) on change in fair value of contingent earnout shares	8,539	(19,544)	9,762
Loss on debt extinguishment	—	—	1,152
Income before income tax expense	65,724	94,762	46,576
Income tax expense	20,121	20,660	15,017
Net income	$45,603	$74,102	$31,559
Earnings per common share:
Basic	$0.53	$0.82	$0.34
Diluted	0.53	0.81	0.33
Weighted average number of shares outstanding:
Basic	85,949	90,629	93,781
Diluted	86,803	91,229	94,638

Comprehensive income
Net income	$45,603	$74,102	$31,559
Unrealized loss on investment in convertible notes (net of income taxes of $(36))	—	—	(93)
Unrealized (loss) gain on interest rate caplets (net of income taxes of $(1,618) and $4,693, respectively)	(4,304)	12,240	—
Comprehensive income	$41,299	$86,342	$31,466
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$261,611	$224,113
Accounts receivable, net	13,467	11,166
Prepaid expenses	6,287	7,407
Inventories	7,681	6,941
Interest rate caplets	8,140	8,555
Investment in convertible notes	—	32,065
Other current assets	15,408	8,965
Total current assets	312,594	299,212
Property and equipment, net	260,813	211,844
Noncurrent assets:
Route and customer acquisition costs, net	19,188	18,342
Location contracts acquired, net	176,311	189,343
Goodwill	101,554	100,707
Other intangible assets, net	20,542	22,979
Interest rate caplets, net of current	4,871	11,364
Other assets	17,020	8,978
Total noncurrent assets	339,486	351,713
Total assets	$912,893	$862,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$28,483	$23,466
Current portion of route and customer acquisition costs payable	1,505	1,487
Accrued location gaming expense	9,350	7,791
Accrued state gaming expense	18,364	16,605
Accounts payable and other accrued expenses	36,012	22,302
Accrued compensation and related expenses	12,648	10,607
Current portion of consideration payable	3,288	7,647
Total current liabilities	109,650	89,905
Long-term liabilities:
Debt, net of current maturities	514,091	518,566
Route and customer acquisition costs payable, less current portion	4,955	5,137
Consideration payable, less current portion	4,201	6,872
Contingent earnout share liability	31,827	23,288
Other long-term liabilities	7,015	3,390
Deferred income tax liability, net	42,750	37,021
Total long-term liabilities	604,839	594,274
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 95,016,960 shares issued and 84,123,385 shares outstanding at December 31, 2023; 94,504,051 shares issued and 86,674,390 shares outstanding at December 31, 2022	8	9
Additional paid-in capital	203,046	194,157
Treasury stock, at cost	(112,070)	(81,697)
Accumulated other comprehensive income	7,936	12,240
Accumulated earnings	99,484	53,881
Total stockholders' equity	198,404	178,590
Total liabilities and stockholders' equity	$912,893	$862,769
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2021	93,379,508	$9	$179,549	—	$—	$93	$(51,780)	$127,871
Repurchase of common stock	(701,305)	—	—	(701,305)	(8,983)	—	—	(8,983)
Exercise of stock-based awards	732,360	—	1,704	—	—	—	—	1,704
Stock-based compensation	—	—	6,403	—	—	—	—	6,403
Unrealized loss on investment in convertible notes	—	—	—	—	—	(93)	—	(93)
Net income	—	—	—	—	—	—	31,559	31,559
Balance, December 31, 2021	93,410,563	9	187,656	(701,305)	(8,983)	—	(20,221)	158,461
Repurchase of common stock	(7,643,978)	—	—	(7,643,978)	(79,003)	—	—	(79,003)
Reissuance of treasury stock in business combination	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	6,840	—	—	—	—	6,840
Exercise of stock-based awards	392,183	—	366	—	—	—	—	366
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	12,240	—	12,240
Net income	—	—	—	—	—	—	74,102	74,102
Balance, December 31, 2022	86,674,390	9	194,157	(7,829,661)	(81,697)	12,240	53,881	178,590
Repurchase of common stock	(3,063,914)	(1)	—	(3,063,914)	(30,373)	—	—	(30,374)
Stock-based compensation	—	—	9,416	—	—	—	—	9,416
Exercise of stock-based awards, net of shares withheld	512,909	—	(527)	—	—	—	—	(527)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(4,304)	—	(4,304)
Net income	—	—	—	—	—	—	45,603	45,603
Balance, December 31, 2023	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404

The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$45,603	$74,102	$31,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	37,906	29,295	24,636
Amortization of intangible assets and route and customer acquisition costs	21,211	17,484	22,040
Amortization of debt issuance costs	1,808	2,110	2,099
Stock-based compensation	9,416	6,840	6,403
Loss (gain) on change in fair value of contingent earnout shares	8,539	(19,544)	9,762
Gain on disposal of property and equipment	(10)	(608)	(63)
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	935	757	711
Loss on debt extinguishment	—	—	1,152
Remeasurement of contingent consideration	(522)	(3,524)	4,347
Payments on consideration payable	(4,795)	(3,570)	(2,566)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,480	2,460	2,617
Payments for debt issuance costs	—	—	(156)
Deferred income taxes	7,346	13,433	6,108
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(987)	(1,610)	(4,982)
Accounts receivable, net	(2,301)	(1,651)	—
Inventories	(734)	(500)	—
Route and customer acquisition costs	(3,448)	(4,347)	(3,077)
Route and customer acquisition costs payable	(441)	358	97
Accounts payable and accrued expenses	15,466	1,791	3,738
Accrued compensation and related expenses	2,041	95	3,033
Other assets	(5,983)	(5,372)	3,297
Net cash provided by operating activities	132,530	107,999	110,755
Cash flows from investing activities:
Purchases of property and equipment	(81,744)	(47,379)	(29,753)
Proceeds from the sale of property and equipment	1,681	2,144	1,405
Proceeds from the settlement of convertible notes	32,065	—	—
Advances against a portion of the purchase price on pending business acquisition	(4,600)	—	—
Business and asset acquisitions, net of cash acquired	(7,195)	(144,028)	(6,196)
Net cash used in investing activities	(59,793)	(189,263)	(34,544)
Cash flows from financing activities:
Proceeds from debt	169,000	240,000	54,338
Payments on debt	(169,000)	(44,625)	(55,688)
Payments for debt issuance costs	(300)	—	(364)
Payments for repurchase of common shares	(30,072)	(79,002)	(8,983)
Payments on interest rate caplets	(965)	(873)	—
Proceeds from exercise of stock-based awards	375	366	1,704
Payments on consideration payable	(3,178)	(9,197)	(2,792)
Payments on finance lease obligation	(17)	—	—
Tax withholding on stock-based payments	(1,082)	(78)	(91)
Net cash (used in) provided by financing activities	$(35,239)	$106,591	$(11,876)
Net increase in cash and cash equivalents	37,498	25,327	64,335
Cash and cash equivalents:
Beginning of year	224,113	198,786	134,451
End of year	$261,611	$224,113	$198,786

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$30,248	$19,942	$9,647
Income taxes	$11,741	$7,662	$8,589
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$14,923	$9,763	$2,718
Deferred premium on interest rate caplets	$2,059	$3,025	$—
Fair value of treasury stock issued in business combination	$—	$5,584	$—
Accrued debt issuance costs	$—	$—	$3,956
Acquisition of businesses and assets:
Total identifiable net assets acquired	$7,195	$185,415	$6,948
Less cash acquired	—	(33,270)	(646)
Less contingent consideration	—	(2,533)	(106)
Less fair value of treasury stock issued	—	(5,584)	—
Cash purchase price	$7,195	$144,028	$6,196
The accompanying notes are an integral part of these consolidated financial statements

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States (“U.S.”). The Company has operations in Illinois, Montana, Nevada, Nebraska, Georgia, Iowa, and Pennsylvania. The Company is subject to the various gaming regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
The Company’s business primarily consists of the installation, maintenance, operation and servicing of gaming terminals and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores, truck stops, and grocery stores. The Company also operates stand-alone ATMs in gaming and non-gaming locations.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The impact of these changes in estimate for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Decrease to depreciation expense	$3,657	$3,685	$1,232
Decrease to amortization expense	$8,210	$8,215	$2,688
Increase to net income	$8,487	$8,511	$3,920
Increase to net income per share	$0.10	$0.09	$0.04
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
Accounts receivable: Accounts receivable represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines the allowance by regularly evaluating individual receivables from third-party locations and considers a customer’s financial condition, credit history and current economic conditions. The Company's allowance for doubtful accounts was $0.1 million as of both December 31, 2023 and 2022. The Company generally does not charge interest on past due accounts receivable.
Inventories: Inventories consist of gaming machines for sale to third-parties, raw materials, and manufacturing supplies. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the average cost method. Labor and overhead associated with the assembly of gaming machines for sales to third-parties are capitalized and allocated to inventory. Inventories of spare parts are included in other current assets when acquired and are expensed when used to repair equipment.
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
Investment in convertible notes: At acquisition, an entity shall classify debt securities as trading, available-for-sale, or held-to-maturity. The Company classified its investment in convertible notes as available for sale due to the conversion feature.
Property and equipment: Property and equipment are stated at cost or fair value at the date of acquisition. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Depreciation has been computed using the straight-line method over the following estimated useful lives:

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Years
Gaming terminals, software and equipment	3-13
Amusement, ATM and other equipment	7-10
Office equipment and furniture	7
Computer software and equipment	3-5
Leasehold improvements *	5
Vehicles	5
Buildings and improvements	15-29
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
Concentration of credit risk: The Company’s operations are centralized primarily in Illinois, Montana and Nevada. Should there be favorable or unfavorable changes to the gaming regulations in these states there may be an impact on the Company’s results of operations. The Company has high concentrations of locations within certain municipalities in Illinois which could also impact the Company if these municipalities change their gaming laws.
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
The Company estimated the fair value of its investment in convertible notes, interest rate caplets, debt, contingent consideration, contingent earnout shares liability and warrant liability using various methods that are described in Note 12.
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements and ATMs. The Company also generates manufacturing revenue from the sales of gaming terminals and associated software. Revenue is disaggregated by type of revenue and is presented on the face of the consolidated statements of operations and comprehensive income.
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
Notes to Consolidated Financial Statements — (Continued)

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

(in thousands)	2023	2022	2021
Total net revenues by state:
Illinois	$867,200	$808,652	$730,244
Montana	154,402	79,639	—
Nevada	117,074	66,989	—
Nebraska	19,043	5,217	—
All other	12,701	9,300	4,463
Total net revenues	$1,170,420	$969,797	$734,707
Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payment over the life of the contract, entered into with third parties and location partners. These contracts are non-cancelable and allow the Company to install and operate gaming terminals in the locations it serves. The route and customer acquisition costs are accounted for as intangible assets and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years beginning on the date the location goes live and amortized over the life of the contract, which includes expected renewals. The Company records the accretion of interest on route and customer acquisitions costs payable in the consolidated statements of operations and comprehensive income as a component of interest expense. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations and comprehensive income as a component of other expenses, net. Additionally, most of the route acquisition contracts allow the Company to clawback some upfront and installment payments over the initial years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the instances where a claw-back or recovery is triggered and the Company assesses it as probable of being recovered, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective location commences operations. The Company’s route and customer acquisition costs also consists of prepaid commission costs to the Company's internal sales employees. The commissions paid to internal sales employees are subsequently expensed once the respective gaming location goes live and the commission is earned by the employee.
Business acquisitions: The Company evaluates the inputs, processes and outputs of each business acquisition to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. The Company accounts for acquisitions that meet the definition of a business combination using the acquisition method of accounting. Acquired tangible personal property such as gaming equipment is generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset. Location contract intangibles, which represent the acquisition-date fair value of the preexisting relationships between the acquired company and gaming locations, are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability, and accreted over its payment term in the Company’s consolidated statements of operations and comprehensive income as other expenses, net.
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
Consideration payable: Consideration payable consists of amounts payable related to certain business acquisitions as well as contingent consideration for future location performance related to certain business acquisitions (see Note 10). Consideration payable, exclusive of contingent consideration, is discounted using the Company’s incremental borrowing rate associated with its outstanding debt. The contingent consideration is measured at fair value on a recurring basis. The changes in the fair value of contingent consideration are recognized within the Company’s consolidated statements of operations and comprehensive income as other expenses, net. The Company presents on its consolidated statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
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
Contingent earnout shares liability: The Company's Class A-2 common stock is classified as a contingent earnout share liability due to the fact that the conversion of the Company's Class A-2 common stock would be accelerated on a change of control

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

regardless of the transaction value. The liability is stated at fair value and any change in the fair value is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income.
Warrant liability: The Company's warrants are classified as a liability, within other long-term liabilities on the consolidated balance sheets, due to the fact that certain provisions preclude the warrants from being accounted for as components of stockholders’ equity, including certain settlement provisions that differ based on the holder of the warrants. The warrants are measured at fair value and any change in the fair value is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income.
Leases: The Company determines if an arrangement is a lease at inception and categorizes it as either an operating or finance lease. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit interest rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment. Right-of-use (“ROU”) assets are recognized at the lease commencement date of the lease based on the amount of the initial measurement of the lease liability, adjusted for any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred, if applicable. The lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is recognized within depreciation and amortization expense for the reduction of the ROU asset and interest expense on the accretion of the lease liability. We do not recognize a ROU asset and lease liability for leases with a duration of less than 12 months. The Company separates lease and non-lease components for our lease contracts.
ROU assets are included in other assets on the consolidated balance sheets. Short-term lease liabilities are included in accounts payable and other accrued expenses while long-term lease liabilities are included in other long-term liabilities.
Stock-based compensation: The Company grants restricted stock units (“RSUs”), performance-based stocked units (“PSUs”) and common stock options to certain employees and officers. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized in general and administrative expense over the requisite service period. All stock-based awards are classified as equity awards.
Income taxes: The Company is organized as a C-corporation and files income tax returns at the federal and state level. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the book basis of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates as of the date of enactment.
The consolidated financial statements may reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. When and if applicable, potential interest and penalty costs are accrued as incurred and recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Earnings per common share: The Company computes basic earnings per common share (“EPS”) by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares. Dilutive potential common shares include outstanding stock options, unvested RSUs, unvested PSUs, contingent earnout shares, and warrants.
Debt issuance costs: Debt issuance costs are capitalized and amortized over the contractual terms of the related loans. Debt issuance costs are presented as an offset to the related debt on the consolidated balance sheets.
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive income. Advertising costs were $6.1 million, $5.3 million, and $4.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Adopted accounting pronouncements: In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). The guidance in this ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The impact of the adoption of this ASU has not been material to the Company’s financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”), which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current U.S. GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The Company adopted the new standard in the second quarter of 2023 when the Company transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) for its debt agreements and related cash flow hedges. The Company elected certain expedients offered by Topic 848 and, as such, the impact from referenced rate reform did not have a material impact on the Company’s results of operations, cash flows or financial position.
Recent accounting pronouncements: On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses regularly provided to the CODM. The amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid disaggregated by jurisdiction. The new requirements will be effective for annual periods beginning after

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

December 15, 2024 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its consolidated financial statements.
Note 3. Inventories
Inventories consists of the following as of December 31 (in thousands):

	2023	2022
Raw materials and manufacturing supplies	$5,693	$4,977
Finished products	1,988	1,964
Total inventories	$7,681	$6,941
At December 31, 2023 and 2022, no inventory valuation allowance was determined to be necessary.
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
Based on the IGB denying the Company’s request to transfer Gold Rush common stock despite the Company’s unilateral conversion rights, the convertible notes were accounted for as available for sale debt securities, at fair value, with gains and losses recorded in other comprehensive income. As such, the Gold Rush convertible notes were deemed in default for disclosure and presentation purposes, assuming non-conversion of the convertible notes, as no repayment or installment payments were received. The Company classified the entire $32.1 million accounting fair value of the convertible notes as current on the consolidated balance sheets as of December 31, 2022 as the Company had expected to resolve this matter within the next year. For more information on how the Company determined the fair value of the convertible notes, see Note 12.
On May 31, 2023, the Company and Gold Rush entered into a settlement agreement which resolved any and all lawsuits, as described in Note 19, and all outstanding obligations under the convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has recorded a receivable from Gold Rush of $1.4 million as of December 31, 2023, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other assets in the consolidated balance sheets. The Company also recorded a

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the consolidated statements of operations and comprehensive income for the year ended December 31, 2023.
Note 5. Property and Equipment, net
Property and equipment, net consists of the following as of December 31 (in thousands):

	2023	2022
Gaming terminals, software and equipment	$361,662	$294,944
Amusement, ATM and other equipment	27,182	25,807
Office equipment and furniture	3,385	2,534
Computer software and equipment	20,592	18,526
Leasehold improvements	8,281	6,996
Vehicles	19,862	16,293
Buildings and improvements	14,047	11,945
Land	2,469	1,143
Construction in progress	5,480	647
Total property and equipment	462,960	378,835
Less accumulated depreciation and amortization	(202,147)	(166,991)
Total property and equipment, net	$260,813	$211,844
Depreciation and amortization of property and equipment amounted to $37.9 million, $29.3 million and $24.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. There were no indicators of impairment of long-lived assets in 2023, 2022, or 2021.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, are approximately $7.4 million and $7.6 million as of December 31, 2023 and 2022, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $6.5 million and $6.6 million as of December 31, 2023 and 2022, respectively, of which approximately $1.5 million is included in current liabilities in the accompanying consolidated balance sheets as of both December 31, 2023 and 2022. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $20.0 million and $17.9 million as of December 31, 2023 and 2022, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.0 million and $1.2 million as of December 31, 2023 and 2022, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consist of the following as of December 31 (in thousands):

	2023	2022
Cost	$33,855	$31,805
Accumulated amortization	(14,667)	(13,463)
Route and customer acquisition costs, net	$19,188	$18,342
Estimated amortization expense related to route and customer acquisition costs for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2024	$1,833
2025	1,811
2026	1,776
2027	1,697
2028	1,571
Thereafter	10,500
Total	$19,188
Amortization expense of route and customer acquisition costs was $1.6 million, $1.3 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7. Location Contracts Acquired
Location contracts acquired in business acquisitions consist of the following as of December 31 (in thousands):

	2023	2022
Cost	$286,728	$282,653
Accumulated amortization	(110,417)	(93,310)
Location contracts acquired, net	$176,311	$189,343
Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2024	$17,311
2025	17,311
2026	17,167
2027	17,063
2028	17,017
Thereafter	90,442
Total	$176,311
Amortization expense of location contracts acquired was $17.1 million, $14.8 million and $20.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Location contracts are tested for impairment when triggering events occur. There were no indicators of impairment of location contracts in 2023, 2022, or 2021.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $101.6 million as of December 31, 2023, of which $38.9 million is deductible for tax purposes.
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
On February 13, 2023, the Company acquired Rendezvous Casino and Burger Bar (“Rendezvous”), a hospitality operation in Billings, Montana. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill of $0.8 million. See Note 10 for more information on how the amount of goodwill was calculated.
The Company conducted its annual goodwill impairment test on October 1, 2023. The Company conducted a qualitative assessment to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, and financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded it is more likely than not, that the carrying value of its goodwill was not impaired as of October 1, 2023.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2022	$46,199
Addition to goodwill for acquisition of Century	53,356
Addition to goodwill for acquisition of Progressive	1,152
Goodwill balance as of December 31, 2022	$100,707
Addition to goodwill for acquisition of Rendezvous	847
Goodwill balance as of December 31, 2023	$101,554
Other intangible assets
Other intangible assets are related to the 2022 acquisition of Century. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of December 31 (in thousands):

		2023			2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(1,538)	$5,262	$6,800	$(566)	$6,234
Software Applications	8 years	7,800	(1,544)	6,256	7,800	(569)	7,231
Trade Names	20 years	9,800	(776)	9,024	9,800	(286)	9,514
		$24,400	$(3,858)	$20,542	$24,400	$(1,421)	$22,979
Amortization expense of other intangible assets was $2.4 million and $1.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. The Company’s estimated annual amortization expense relating to other intangible assets over the next five years is $2.4 million.
The Company also has indefinite-lived intangible assets related to operating licenses totaling $2.8 million and $2.0 million as of December 31, 2023 and 2022, respectively, which are recorded within other assets on the consolidated balance sheets.
Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2023	2022
Senior Secured Credit Facility (as amended):
Revolving credit facility	$46,000	$121,000
Term Loan	310,625	328,125
Delayed Draw Term Loan	188,750	96,250
Total borrowings	545,375	545,375
Add: Remaining premium on interest rate caplets financed as debt	2,059	3,025
Total debt	547,434	548,400
Less: Debt issuance costs	(4,860)	(6,368)
Total debt, net of debt issuance costs	542,574	542,032
Less: Current maturities	(28,483)	(23,466)
Total debt, net of current maturities	$514,091	$518,566
Senior Secured Credit Facility
On November 13, 2019, in order to refinance its prior credit facility, for working capital and other general purposes from time to time, the Company entered into a credit agreement (as amended, the “Credit Agreement”) as borrower, the Company and its wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender providing for a:
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
In order to provide additional financial flexibility, the Company and the other parties thereto amended the Credit Agreement on August 4, 2020 ("Amendment No. 1") to provide a waiver of financial covenant breach for the periods ended September 30, 2020 through March 31, 2021 of the First Lien Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined under the Credit Agreement). Amendment No. 1 also raised the floor for the adjusted LIBOR rate to 0.50% and the floor for the Base Rate to 1.50%. The Company incurred costs of $0.4 million associated with Amendment No.1 of the Credit Agreement, of which $0.3 million was capitalized and is being amortized over the remaining life of the Credit Agreement. The waivers of financial covenant breach were never utilized as the Company remained in compliance with all debt covenants during these periods.
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, the Company and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for
•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•$400.0 million delayed draw term loan facility, which is available for borrowings until October 22, 2024.
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
On June 7, 2023, in order to replace the referenced LIBOR interest rate in the Company’s Credit Agreement with SOFR, the Company and the other parties thereto entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Under Amendment No. 3, borrowings under the Credit Agreement beginning on June 14, 2023 will bear interest, at the Company’s option, at a rate per annum equal to either (a) the Adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable lender, 12 months or any period shorter than 1 month or (ii) the administrative agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association or (iii) SOFR for a 1-month interest period on such day plus 1.0%. As of December 31, 2023, the weighted-average interest rate was approximately 7.3%.
On August 23, 2023, in order to extend the termination date to draw on the delayed draw term loan under the Credit Agreement to October 22, 2024, the Company and the other parties thereto entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). The other terms of the Credit Agreement remained unchanged. The Company incurred $0.3 million in debt issuance costs related to Amendment No. 4, which are being amortized over the remaining life of the credit facility.
The obligations under the Credit Agreement are guaranteed by the Company and its wholly-owned domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. The obligations under the Credit Agreement are secured by substantially all of the assets of the Guarantors, subject to certain exceptions. Certain future-formed or acquired wholly-owned

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The principal maturities of total debt are as follows (in thousands):

Year ending December 31:
2024	$28,483
2025	28,493
2026	490,458
Total debt	$547,434
The fair value of the Company’s debt as of December 31, 2023 and 2022 was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 12.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The carrying value and estimated fair value the Company's debt as of December 31, was as follows (in thousands):

	2023	2022
Carrying value	$547,434	$545,375
Estimated fair value	543,724	522,693
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivatives. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”). The caplets mature at the end of each month and protect the Company if interest rates exceed 2% of 1-month LIBOR/SOFR. The maturing dates of these caplets coincide with the timing of the Company's interest payments and each caplet is expected to be highly effective at offsetting changes in interest payment cash flows. The aggregate premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt.
The Company recognized an unrealized loss on the change in fair value of the interest rate caplets of $4.3 million, net of income taxes, for the year ended December 31, 2023, and an unrealized gain of $12.2 million, net of income taxes, for the year ended December 31, 2022. For more information on how the Company determines the fair value of the caplets, see Note 12. Further, as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022, the Company recognized interest income on the caplets of $9.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
Note 10. Business and Asset Acquisitions
2023 Business Acquisitions
Illinois Video Slot Management
On December 27, 2023, the Company acquired certain assets of Illinois Video Slot Management Corp. (“IVSM”), an Illinois-based terminal operator. The Company acquired a gaming location, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.0 million, of which the Company paid $0.7 million in cash at closing. The remaining $0.3 million of consideration is payable in three installments of $0.1 million which are due on the first, second and third anniversary of the acquisition assuming the location is still in operation. The total purchase price of $1.0 million was allocated to the following assets: i) a location contract totaling $0.9 million and ii) gaming equipment totaling $0.1 million. The results of operations for the IVSM acquisition is included in the consolidated financial statements of the Company from the date of acquisition and were not material.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On October 3, 2023, the Company acquired an additional three operational locations, as well as gaming equipment, from IGE. This acquisition was also accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was $2.3 million, which the Company paid in cash at closing. The total purchase price of $2.3 million was allocated to the following assets: i) location contracts totaling $2.0 million and ii) gaming equipment totaling $0.3 million.
The results of operations for both IGE acquisitions are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Rendezvous
On February 13, 2023, the Company acquired Rendezvous, a hospitality operation in Billings, Montana. The hospitality operation is set to be a Century-vended location. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The total purchase price of $2.6 million was paid in cash at closing and was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million; ii) land totaling $0.5 million; iii) buildings totaling $0.4 million; iv) gaming equipment totaling $0.1 million, and v) goodwill totaling $0.8 million. The results of operations for Rendezvous are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Pending Business Acquisition
On April 11, 2023, the Company entered into an agreement to acquire a distributed gaming operator in the state of Louisiana with an option to acquire a second distributed gaming operator in the state of Louisiana. In connection therewith, the Company has paid $4.6 million during the year ended December 31, 2023 as an advance against a portion of the purchase price and is recorded within other assets on the consolidated balance sheets. Furthermore, on August 10, 2023, the Company loaned the distributed gaming operator $0.3 million. The Company agreed to pay an additional $0.6 million on January 23, 2024 and an additional $1.2 million on February 9, 2024 as an advance against a portion of the purchase price.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

VVS
On August 1, 2022, the Company acquired from VVS, Inc. (“VVS”), a licensed distributor of mechanical amusement devices in Nebraska, substantially all of its MAD and ATM assets. The acquisition of VVS adds approximately 250 locations in the greater Lincoln area. The total purchase price was approximately $12.0 million, of which the Company paid approximately $9.5 million in cash at closing. The remaining $2.5 million of contingent consideration was paid in cash in the third quarter of 2023 as the net revenue target outlined in the purchase agreement was achieved. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.9 million; ii) amusement and other equipment totaling $3.9 million; and iii) location contracts totaling $7.2 million.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Rich and Junnie's
On December 30, 2021, the Company entered into an agreement to acquire all of Rich and Junnie's operating assets in Iowa and Illinois. Rich and Junnie's operations in Iowa and Illinois consists of the ownership and operation of amusement devices and ATMs in certain locations. Total consideration was $4.2 million of which $3.6 million which was paid in cash at closing and $0.6 million was recorded in short-term consideration payable on the consolidated balance sheets. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming terminals and equipment totaling $0.3 million; ii) amusement and other equipment totaling $1.3 million; iii) location contracts totaling $1.6 million; iv) cash totaling $0.6 million; and v) goodwill of $0.4 million. The results of operations for Rich and Junnie's are included in the consolidated financial statements of the Company from the date of acquisition. The results of operations for Rich and Junnie's were not material to the consolidated financial statements of the Company for the year ended December 31, 2021 as the acquisition date (December 30, 2021) was one day prior to year end.
Pro Forma Results (Unaudited)
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2023, 2022 and 2021 as if the acquisitions of Progressive, River City, VVS, Century, Rich and Junnie's, and Island, had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These amounts are based on available financial information of the acquirees prior to the acquisition dates and are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition. This unaudited pro forma information does not project revenues and net income post acquisition (in thousands).

	2023	2022	2021
Revenues	$1,170,420	$1,094,940	$1,020,956
Net income	45,603	79,857	46,336

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2023 and 2022. The contingent consideration accrued is measured at fair value on a recurring basis. Payments related to consideration payable were $7.9 million for the year ended December 31, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of December 31 (in thousands):

	2023		2022
	Current	Long-Term	Current	Long-Term
TAV*	$2,005	$—	$1,025	$1,918
Fair Share Gaming*	504	92	951	175
Family Amusement*	—	—	2,032	—
Skyhigh*	528	3,941	606	4,779
G3*	—	—	433	—
IVSM	94	168	—	—
VVS	—	—	2,442	—
Island	100	—	100	—
Tom's Amusements*	57	—	58	—
Total	$3,288	$4,201	$7,647	$6,872
* Acquisitions that occurred prior to 2021.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Restricted Stock Agreement provides that LTM EBITDA and the LTM EBITDA thresholds described above will be reasonably adjusted upwards or downwards, as applicable, by the Company’s independent directors from time to time to take into account the anticipated effect of any acquisitions or dispositions that are, individually or in the aggregate, in excess of $40.0 million during any applicable measurement period and otherwise materially different from the original annual forecast presented to the Company’s investors at the closing of the reverse capitalization and consummated by the Company. The original thresholds have been adjusted from time to time with the most recent adjustment occurring on May 1, 2023, when a disinterested committee of the Company's board of directors made up of independent directors, who do not hold any Class A-2 common stock, approved an increase to the LTM EBITDA and the LTM EBITDA thresholds under the terms of the Restricted Stock Agreement as follows: (i) in the case of Tranche II, the LTM EBITDA threshold (A) as of March 31, 2023 was increased to $172.4 million, and (B) as of June 30, 2023 was increased to $177.4 million; and (ii) in the case of Tranche III, the LTM EBITDA threshold (i) as of December 31, 2023 was increased to $198.5 million and (ii) as of each of March 31, 2024 and June 30, 2024 was increased to $198.6 million.
If the Company completes additional acquisitions following the filing of this Annual Report on Form 10-K and on or prior to March 31, 2024, the Company expects that the disinterested committee will consider additional adjustments to the LTM EBITDA and the LTM EBITDA thresholds in respect of any such acquisitions.
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
As of December 31, 2023, with respect to Tranche II, the only remaining exchange condition relates to the stock price under condition (ii) mentioned above as all of the LTM EBITDA thresholds under condition (i) have expired.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	13,011	—	13,011	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in convertible notes	$32,065	$—	$—	$32,065
Interest rate caplets	19,919	—	19,919	—
Total	$51,984	$—	$19,919	$32,065
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR/SOFR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of interest rate caplets are classified within other comprehensive income on the accompanying consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying consolidated

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

statements of operations and comprehensive income and included within cash payments for interest, net on the consolidated statements of cash flow.
Investment in convertible notes
As described in Note 4, after the IGB Administrator’s denial of the transfer of the equity interest in Gold Rush on December 2, 2021, the Company concluded that the fair value of the convertible notes should be calculated as principal plus interest accrued as of December 31, 2022. The Company had considered interest as an input to the accounting fair value as of December 31, 2022. This valuation of the Company's investment in convertible notes is considered to be a Level 3 fair value measurement as the significant inputs are unobservable. The Company reached a settlement with Gold Rush in the second quarter of 2023, which provided for the full repayment of the outstanding principal and interest accrued on the convertible notes.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for assets for the year ended December 31 (in thousands):

	2023	2022
Assets:
Beginning of year balance	$32,065	$32,065
Proceeds from settlement on convertible notes	(32,065)	—
Ending balance	$—	$32,065
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,484	$—	$—	$5,484
Contingent earnout shares	31,827	—	31,827	—
Warrants	13	—	13	—
Total	$37,324	$—	$31,840	$5,484

		Fair Value Measurement at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$9,543	$—	$—	$9,543
Contingent earnout shares	23,288	—	23,288	—
Warrants	13	—	13	—
Total	$32,844	$—	$23,301	$9,543
Contingent consideration
The Company uses a discounted cash flow analysis to determine the value of contingent consideration upon acquisition and updates this estimate on a recurring basis. The significant assumptions in the Company's cash flow analysis includes the probability adjusted projected revenues after state taxes, a discount rate as applicable to each acquisition, and the estimated number of locations that “go live” with the Company during the contingent consideration period. The valuation of the Company's

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Changes in the fair value of contingent consideration liabilities are classified within other expenses, net on the accompanying consolidated statements of operations and comprehensive income.
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss (gain) on change in fair value of contingent earnout shares on the accompanying consolidated statements of operations and comprehensive income.
Warrants
The Company has 5,144 warrants outstanding as of December 31, 2023, which will expire in November 2024. The liability for warrants is included in other long-term liabilities on the consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Class A-1 common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain (loss) on change in fair value of warrants on the accompanying consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the years ended December 31, 2023 and 2022.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31 (in thousands):

	2023	2022
Liabilities:
Beginning of year balance	$9,543	$19,434
Issuance of contingent consideration in connection with acquisitions	262	2,442
Payment of contingent consideration	(4,828)	(10,788)
Fair value adjustments	507	(1,545)
Ending balance	$5,484	$9,543
There were no transfers in or out of Level 3 assets or liabilities for the periods presented.

Note 13. Leases
The Company's lease portfolio has both operating and finance leases but is primarily comprised of operating leases for buildings and vehicles. The Company's leases have remaining lease terms that range from less than one year to 7.5 years, some of which also include options to extend or terminate the lease. Most leases contain both fixed and variable payments. Variable costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Lease expense for the years ended December 31 included within general and administrative expenses in the consolidated statements of operations and comprehensive income is follows (in thousands):

	2023	2022
Operating lease costs
Short-term lease expense	$789	$600
Operating lease expense	2,875	1,586
Variable lease expense	316	368
Total operating lease expense	$3,980	$2,554
The Company incurred total operating lease expense of $0.6 million for the year ended December 31, 2021.
Total expense related to finance leases was less than $0.1 million for the year ended December 31, 2023.
Amounts recognized in the consolidated balance sheets related to the Company's lease portfolio as of December 31 are as follows (in thousands):

Lease component	Classification	2023	2022
Operating lease ROU asset	Other assets	$7,862	$5,245
Finance lease ROU asset	Other assets	1,388	—
Current operating lease liability	Accounts payable and other accrued expenses	2,269	1,929
Current finance lease liability	Accounts payable and other accrued expenses	221	—
Long-term operating lease liability	Other long-term liabilities	5,826	3,376
Long-term finance lease liability	Other long-term liabilities	1,172	—
As of December 31, 2023, the future undiscounted cash flows associated with the Company's lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2024	$2,658	$316
2025	2,235	322
2026	1,697	329
2027	921	335
2028	655	342
Thereafter	1,033	29
Total	$9,199	$1,673
Less: present value discount	(1,104)	(280)
Total lease liability	$8,095	$1,393

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining lease term and discount rate used in computing the lease liabilities as of December 31 were as follows:

	2023	2022
Weighted average remaining lease term (in years)
Operating leases	4.2	3.4
Finance leases	5.1	N/A
Weighted average discount rate
Operating leases	5.85%	3.28%
Finance leases	7.71%	N/A
Supplemental cash flow information related to leases for the years ended December 31 is as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,659	$1,525
Operating cash flows for finance leases	9	—
Financing cash flows for finance leases	17	—
Total cash paid for lease liabilities	$2,685	$1,525

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,508	5,602
Finance leases	1,411	—
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2023, the Company has purchased a total of 11,409,197 shares under the plan at a total purchase price of $118.1 million, of which 3,063,914 shares at a total purchase price of $30.1 million were acquired during the year ended December 31, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023 and 2022, the Company has reserved Class A-1 common stock for future issuance in relation to the following:

	2023	2022
Class A-1 common stock warrants issued and outstanding	5,144	5,144
Class A-1 common stock options, RSUs and PSUs issued and outstanding	3,559,104	2,990,476
Conversion of Class A-2 common stock	3,333,363	3,333,363
Total Class A-1 common stock reserved for issuance	6,897,611	6,328,983
Note 15. Cost Associated with Gaming Terminals
Included in cost of revenue are costs associated with the operation of gaming terminals. In each jurisdiction that the Company operates, it is subject to state, municipal and/or administrative fees associated with the operation of its gaming terminals. The taxes and administrative fees are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income. These costs associated with the operation of gaming terminals totaled $312.2 million, $281.6 million and $245.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The remaining net terminal income after deducting the taxes and administrative fees described above is split between the Company and the gaming location according to local gaming laws or are prenegotiated. The gaming location's share of net terminal income totaled $466.4 million, $359.4 million and $230.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 16. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their eligible compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $1.5 million, $1.3 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Incentive Compensation Plan
Included in certain employee agreements are provisions for commissions and bonuses, which are determined at the discretion of management. Incentive compensation expense amounted to $14.8 million, $12.5 million and $11.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accrued incentive compensation totaled $5.6 million and $3.8 million as of December 31, 2023 and 2022, respectively.
Note 17. Stock-based Compensation
The Company previously adopted the 2011 Equity Incentive Plan of Accel Entertainment, Inc., and 2016 Equity Incentive Plan of Accel Entertainment, Inc., (collectively, “Plans”). Under the Plans, the aggregate number of shares of common stock that may be issued or transferred pursuant to options, restricted stock awards, or stock appreciation rights under the Plans will not exceed 10 percent of the outstanding shares of the Company.
In 2019, the Company adopted the Long Term Incentive Plan (the “LTIP”). The LTIP provides for grants of a variety of stock-based awards to employees and non-employees for providing services to the Company, including, but not limited to

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

incentive stock options qualified as such under U.S. federal income tax laws, stock options that do not qualify as incentive stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, cash incentive awards, and other stock-based awards. The Company has reserved, and in January 2020 registered, a total of 6,000,000 shares of Class A-1 common stock for issuance pursuant to the LTIP, subject to certain adjustments set forth therein.
Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021, was $9.4 million, $6.8 million and $6.4 million, respectively. As of December 31, 2023, and 2022, there was approximately $16.1 million and $14.6 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2027.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized gross excess tax (expense) benefit from stock-based compensation of $(0.9) million, $0.1 million, and $2.3 million, respectively. Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess of the deferred tax assets that were previously recorded.
Grant of RSUs
The Company issued 937,738 RSUs to eligible employees and Directors of the Company during the year ended December 31, 2023, which will vest over a period of 2 to 5 years for employees and a period of 1 year for Directors. The RSUs are valued using the stock price on the grant date and had an estimated grant date fair value of $8.8 million.
The following table sets forth the activities of the Company’s RSUs for the years ended December 31, 2023, 2022 and 2021.

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	1,635,749	$11.15
Granted	558,193	11.96
Vested (1)	(343,579)	10.82
Forfeited	(256,634)	10.87
Nonvested at December 31, 2021	1,593,729	11.55
Granted	569,600	12.16
Vested (2)	(383,088)	11.51
Forfeited	(361,532)	11.03
Nonvested at December 31, 2022	1,418,709	11.94
Granted	937,738	9.36
Vested (3)	(652,767)	11.11
Forfeited	(150,014)	11.07
Nonvested at December 31, 2023	1,553,666	10.81
(1) Includes 154,641 RSUs that are vested and not issued.
(2) Includes 273,358 RSUs that are vested and not issued.
(3) Includes 379,719 RSUs that are vested and not issued.
Grant of PSUs
The Company issued 702,741 PSUs to eligible employees during the year ended December 31, 2023. The PSUs are valued using the stock price and a performance expense factor on the grant date and had an estimated grant date fair value of

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

$3.8 million. Performance-based shares vest based upon the passage of time and the achievement of performance conditions, in an amount ranging from 0% to 200% of the grant amount, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are three years, with each year weighted equally in determining such average. The Company reviews the progress toward the attainment of the performance condition for each quarter during the vesting period. When it is probable the minimum performance condition for an award will be achieved, the Company began recognizing the expense equal to the proportionate share of the total fair value of the Class A-1 stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A-1 stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance condition. For grants with a market condition and a service condition, the fair value is determined on the grant date and is calculated using the average implied multiple using the Company’s internal forecast along with weighting of probability of award, with a service condition of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met. If the service condition is not met the stock-based compensation would be reversed.
The following table sets forth the activities of the Company’s PSUs for the year ended December 31, 2023.

Non-vested PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	—	$—
Granted	702,741	8.62
Adjustments for Performance Measures	(236,399)	8.68
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2023	466,342	8.62
Grant of Stock Options
Stock options generally vest over a three to five-year period and the term of the options are a maximum of 10 years from the grant date. The exercise price of stock options shall not be less than 100% of the fair market value per share of common stock on the grant date.
The Company used the Black-Scholes formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes formula were based on the volatility of comparable public companies. The Company determined the share price at grant date used in the Black-Scholes formula based on an internal valuation model for options granted prior to the Company going public. Upon going public, the Company used the closing market stock price on the date of grant.
The fair value assigned to each option was estimated on the date of grant using a Black-Scholes-based option valuation model. The expected term of each option granted represented the period of time that each option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the unit is based on U.S. Treasury yields in effect at the time of grant.
Starting on January 1, 2023, the Company discontinued the use of stock options as part of the LTIP and there were no stock options granted to eligible officers and employees during 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used in the option valuation model for options granted during the years ended December 31, as follows:

	2022	2021
Expected approximate volatility	60%	60%
Expected dividends	None	None
Expected term (in years)	7	7
Risk-free rate	2.12% - 4.04%	0.72% - 1.17%
A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the years ended December 31, are as follows:

	2022	2021
Options granted	315,881	262,097
Vesting period (in years)	4	4
The following table sets forth the activities of the Company’s outstanding stock options for the years ended December 31, 2023, 2022 and 2021.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2020	2,249,611	$3.25	$8.32
Granted	262,097	6.90	11.75
Exercised	(577,719)	0.96	2.95
Forfeited/expired	(377,503)	4.08	10.03
Outstanding at December 31, 2021	1,556,486	4.51	10.47
Granted	315,881	7.30	12.09
Exercised	(136,998)	2.20	5.93
Forfeited/expired	(436,960)	4.79	10.97
Outstanding at December 31, 2022	1,298,409	7.25	11.18
Granted	—	—	—
Exercised	(80,315)	1.65	4.67
Forfeited/expired	(58,717)	5.25	12.10
Outstanding at December 31, 2023	1,159,377	5.60	11.58
A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2023, 2022 and 2021 is as follows.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	2,033,036	$3.49
Granted	262,097	6.90
Vested	(506,299)	1.23
Forfeited	(377,503)	4.08
Nonvested at December 31, 2021	1,411,331	4.77
Granted	315,881	7.30
Vested	(314,462)	4.17
Forfeited	(321,682)	4.86
Nonvested at December 31, 2022	1,091,068	5.65
Granted	—	—
Vested	(393,550)	5.54
Forfeited	(54,717)	5.27
Nonvested at December 31, 2023	642,801	5.75
As of December 31, 2023, and 2022, a total of 516,576 and 207,341 options with a weighted-average remaining contractual term of 5.7 and 4.5 years, respectively, granted to employees were vested. The fair value of options that vested during 2023, 2022 and 2021 was $2.2 million, $1.3 million, and $0.3 million, respectively. As of December 31, 2023, and 2022, the weighted-average exercise price of the non-vested awards was $11.92 and $11.85, respectively. As of December 31, 2023, and 2022, the weighted-average remaining contractual term of the outstanding awards was 6.4 years and 7.3 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $0.5 million, $0.6 million and $5.2 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2023 is $0.4 million.
Note 18. Income Taxes
The Company recognized income tax expense of $20.1 million, $20.7 million and $15.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, which consists of the following (in thousands):

	2023	2022	2021
Current provision
Federal	$5,390	$1,558	$1,489
State	7,385	5,669	7,418
Total current provision	12,775	7,227	8,907
Deferred provision
Federal	10,278	13,743	8,363
State	(2,932)	(310)	(2,253)
Total deferred provision	7,346	13,433	6,110
Total income tax expense	$20,121	$20,660	$15,017

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense is as follows (in thousands):

	2023	2022	2021
Computed “expected” tax expense	$13,802	$19,900	$9,781
Increase (decrease) in income taxes resulting from:
State income taxes	3,627	4,289	3,659
Return-to-provision	380	(132)	(258)
Change in fair value of contingent earnout shares	1,793	(4,104)	2,050
Permanently non-deductible transaction costs	51	137	215
Officer's compensation	129	177	23
Stock-based compensation	720	124	(335)
Other permanent items	641	343	352
Enacted rate change	(724)	(121)	(28)
Other	(298)	47	(442)
Total income tax expense	$20,121	$20,660	$15,017
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,015	$15,089
Interest expense limitation carryforward	8,174	4,513
Stock-based compensation	3,284	3,019
Lease liabilities	2,589	1,469
Other	4,026	3,016
	26,088	27,106
Deferred tax liabilities:
Property and equipment	53,804	49,299
Location contracts and other intangibles	9,348	8,287
Lease assets	2,524	1,453
Interest rate caplets	3,008	4,693
Other	154	395
	68,838	64,127

Total deferred tax liability, net	$42,750	$37,021
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
The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

result of this evaluation, the Company concluded as of December 31, 2023, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized.
As of December 31, 2023, and 2022, the Company did not record a liability for unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2023, the Company is subject to U.S federal income tax examinations for the years 2020 through 2022 and income tax examinations from state jurisdictions for the years 2020 through 2022.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2023		2022
	Amount	Expiration	Amount	Expiration
Federal net operating losses	$—	N/A	$33,057	Indefinite
State net operating losses	106,690	2030	106,939	2030
Significant equity restructuring often results in an Internal Revenue Code Section 382 ownership change that limits the future use of net operating loss (“NOL”) carryforwards and other tax attributes. The Company determined that it had undergone an ownership change in 2019 (as defined by Section 382 of the Internal Revenue Code). As a result, the Company's use of NOL carryforwards on an annual basis were limited. Neither the amount of the Company's NOL carryforwards nor the amount of limitation of such carryforwards claimed by the Company have been audited or otherwise validated by the Internal Revenue Service, which could challenge the amount the Company has calculated. With regard to Century, an ownership change occurred on the date the outstanding equity interests were purchased in 2022. As a result, the Company's use of the acquired NOLs, interest expense limitation carryforward and R&D credit carryforward on an annual basis will be limited. The recognition and measurement of the Company's tax benefit includes estimates and judgment by the Company's management, which includes subjectivity. Changes in estimates may create volatility in the Company's tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.
The Company had a federal general business tax credit carryforward of $0.1 million as of December 31, 2022, which was utilized in 2023.
Note 19. Commitments and Contingencies
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleged that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. On April 22, 2022, the Company filed a petition in the Circuit Court of Cook County, Illinois to judicially review the IGB's decision to deny the requested transfer of Gold Rush common stock in respect of the Company’s conversion of the convertible notes. Discovery ensued on these lawsuits but both suits were dismissed with prejudice as a result of the previously mentioned settlement between the Company and Gold Rush on the convertible notes. The Company also withdrew its petition to judicially review the IGB's decision. For more information, see Note 4.
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
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and made a voluntary payment to the municipality in October 2022. The Company made additional voluntary payments for each month for the remainder of 2022. The Company continued to negotiate with and voluntarily make the appropriate payments to the municipality during 2023.

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
The results for the year ended December 31, 2023 included a loss of $1.4 million related to these matters, which is included within general and administrative expenses in the consolidated statements of operations and other comprehensive income. The results for the year ended December 31, 2022 included a loss of $1.2 million, of which $1.0 million is included within other expenses, net and $0.2 million is included within general and administrative expenses in the consolidated statements of operations and other comprehensive income. The Company paid legal settlements related to these matters totaling $1.4 million and $1.6 million during the years ended December 31, 2023 and 2022, respectively.
Note 20. Earnings Per Share
Basic EPS is computed based on the weighted average number of shares of Class A-1 common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested RSUs, contingent earnout shares, and warrants.
Since the shares issuable under the contingent earnout are contingently issuable shares that depend on future earnings or future market prices of the common stock or a change in control, the shares are excluded when computing diluted EPS unless the shares would be issuable if the reporting date was the end of the contingency period. Upon settlement, these shares are included in Class A-1 common stock in the Company’s basic EPS share count.
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2023	2022	2021
Net income	$45,603	$74,102	$31,559

Basic weighted average outstanding shares of common stock	85,949	90,629	93,781
Dilutive effect of stock-based awards for common stock	854	600	857
Diluted weighted average outstanding shares of common stock	86,803	91,229	94,638

Earnings per common share:
Basic	$0.53	$0.82	$0.34
Diluted	$0.53	$0.81	$0.33
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,424,711, 5,027,491, and 4,506,988 for the years ended December 31, 2023, 2022 and 2021, respectively.