Form 10-Q
period 2024-03-31
Accel Entertainment, Inc.
filed 2024-05-08
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were 83,746,192 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Net revenues:
Net gaming	$288,137	$279,380
Amusement	6,129	6,798
Manufacturing	2,209	2,122
ATM fees and other	5,342	4,908
Total net revenues	301,817	293,208
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	209,167	203,554
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	1,159	1,408
General and administrative	47,634	43,018
Depreciation and amortization of property and equipment	10,434	9,063
Amortization of intangible assets and route and customer acquisition costs	5,438	5,242
Other expenses, net	2,426	3,251
Total operating expenses	276,258	265,536
Operating income	25,559	27,672
Interest expense, net	8,660	7,888
Loss on change in fair value of contingent earnout shares	4,716	4,602
Income before income tax expense	12,183	15,182
Income tax expense	4,767	6,000
Net income	$7,416	$9,182
Earnings per common share:
Basic	$0.09	$0.11
Diluted	0.09	0.11
Weighted average number of common shares outstanding:
Basic	84,298	86,885
Diluted	85,300	87,132

Comprehensive income
Net income	$7,416	$9,182
Unrealized gain (loss) on interest rate caplets (net of income taxes of $405 and $(829), respectively)	1,081	(2,166)
Comprehensive income	$8,497	$7,016
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$253,919	$261,611
Accounts receivable, net	13,737	13,467
Prepaid expenses	8,092	6,287
Inventories	7,841	7,681
Interest rate caplets	8,912	8,140
Other current assets	16,763	15,408
Total current assets	309,264	312,594
Property and equipment, net	271,414	260,813
Noncurrent assets:
Route and customer acquisition costs, net	20,458	19,188
Location contracts acquired, net	173,206	176,311
Goodwill	101,554	101,554
Other intangible assets, net	19,933	20,542
Interest rate caplets, net of current	5,342	4,871
Other assets	17,956	17,020
Total noncurrent assets	338,449	339,486
Total assets	$919,127	$912,893
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$28,485	$28,483
Current portion of route and customer acquisition costs payable	1,480	1,505
Accrued location gaming expense	9,352	9,350
Accrued state gaming expense	19,076	18,364
Accounts payable and other accrued expenses	39,046	36,012
Accrued compensation and related expenses	8,900	12,648
Current portion of consideration payable	2,791	3,288
Total current liabilities	109,130	109,650
Long-term liabilities:
Debt, net of current maturities	511,425	514,091
Route and customer acquisition costs payable, less current portion	4,702	4,955
Consideration payable, less current portion	4,252	4,201
Contingent earnout share liability	36,544	31,827
Other long-term liabilities	7,144	7,015
Deferred income tax liability, net	43,801	42,750
Total long-term liabilities	607,868	604,839
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 95,266,660 shares issued and 83,778,268 shares outstanding at March 31, 2024; 95,016,960 shares issued and 84,123,385 shares outstanding at December 31, 2023	8	8
Additional paid-in capital	204,456	203,046
Treasury stock, at cost	(118,252)	(112,070)
Accumulated other comprehensive income	9,017	7,936
Accumulated earnings	106,900	99,484
Total stockholders' equity	202,129	198,404
Total liabilities and stockholders' equity	$919,127	$912,893
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	83,778,268	$8	$204,456	(11,488,392)	$(118,252)	$9,017	$106,900	$202,129

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2023	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	(476,718)	—	—	(476,718)	(4,206)	—	—	(4,206)
Stock-based compensation	—	—	1,688	—	—	—	—	1,688
Exercise of stock-based awards, net of shares withheld	247,153	—	(602)	—	—	—	—	(602)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(2,166)	—	(2,166)
Net income	—	—	—	—	—	—	9,182	9,182
Balance, March 31, 2023	86,444,825	$9	$195,243	(8,306,379)	$(85,903)	$10,074	$63,063	$182,486
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$7,416	$9,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,434	9,063
Amortization of intangible assets and route and customer acquisition costs	5,438	5,242
Amortization of debt issuance costs	455	449
Loss on change in fair value of contingent earnout shares	4,716	4,602
Stock-based compensation	2,350	1,688
Loss (gain) on disposal of property and equipment	42	(9)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	118	321
Remeasurement of contingent consideration	288	162
Payments on consideration payable	(823)	(551)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	296	383
Deferred income taxes	646	2,315
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,634)	589
Accounts receivable, net	(270)	3,426
Inventories	(160)	(529)
Route and customer acquisition costs	(1,883)	(730)
Route and customer acquisition costs payable	(353)	(424)
Accounts payable and accrued expenses	4,951	5,588
Accrued compensation and related expenses	(3,748)	(3,903)
Other assets	471	1,119
Net cash provided by operating activities	28,750	37,983
Cash flows from investing activities:
Purchases of property and equipment	(20,635)	(21,461)
Proceeds from the sale of property and equipment	180	476
Advances against a portion of the purchase price on a pending business acquisition	(1,800)	—
Business and asset acquisitions, net of cash acquired	(3,641)	(2,600)
Net cash used in investing activities	(25,896)	(23,585)
Cash flows from financing activities:
Proceeds from debt	15,000	8,000
Payments on debt	(17,875)	(12,625)
Payments for repurchase of common stock	(6,121)	(4,206)
Payments on interest rate caplets	(244)	(240)
Proceeds from exercise of stock-based awards	68	—
Payments on finance leases	(54)	—
Payments on consideration payable	(132)	(168)
Tax withholding on stock-based payments	(1,188)	(743)
Net cash used in financing activities	(10,546)	(9,982)
Net (decrease) increase in cash and cash equivalents	(7,692)	4,416
Cash and cash equivalents:
Beginning of period	261,611	224,113
End of period	$253,919	$228,529

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$7,685	$9,275
Income taxes	$—	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$14,022	$10,885
Deferred premium on interest rate caplets	$1,815	$2,784
Acquisition of businesses and assets:
Total identifiable net assets acquired	$3,641	$2,600
Cash purchase price	$3,641	$2,600
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Use of estimates: The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares and warrants, the valuation of interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.
Segment information: The Company operates as a single reportable segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of its resources. The CODM assesses the Company’s performance and allocates resources based on consolidated results, and this is the only discrete financial information that is regularly reviewed by the CODM.

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
Total net revenues for the three months ended March 31, 2024 and 2023 are further disaggregated by the primary states in which the Company operates.

(in thousands)	Three Months Ended March 31,
	2024	2023
Net revenues by state:
Illinois	$224,863	$219,843
Montana	38,141	36,451
Nevada	29,209	29,961
Nebraska	5,834	3,924
Other	3,770	3,029
Total net revenues	$301,817	$293,208
Recent accounting pronouncements: On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses regularly provided to the CODM. The amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid disaggregated by jurisdiction. The new requirements will be effective for annual periods beginning after December 15, 2024, and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.
Note 3. Inventories
Inventories consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and manufacturing supplies	$5,906	$5,693
Finished products	1,935	1,988
Total inventories	$7,841	$7,681
As of March 31, 2024 and December 31, 2023, no inventory valuation allowance was determined to be necessary.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4. Investment in Convertible Notes
On May 31, 2023, the Company and Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the Company’s investment in Gold Rush’s convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has a receivable from Gold Rush of $1.4 million as of March 31, 2024, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other assets in the condensed consolidated balance sheets.
Note 5. Property and Equipment
Property and equipment consist of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Gaming terminals, software and equipment	$380,641	$361,662
Amusement, ATM and other equipment	28,536	27,182
Office equipment and furniture	3,618	3,385
Computer equipment and software	21,064	20,592
Leasehold improvements	9,349	8,281
Vehicles	20,387	19,862
Buildings and improvements	15,367	14,047
Land	2,998	2,469
Construction in progress	1,320	5,480
Total property and equipment	483,280	462,960
Less accumulated depreciation and amortization	(211,866)	(202,147)
Total property and equipment, net	$271,414	$260,813
Depreciation and amortization of property and equipment was $10.4 million and $9.1 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $7.1 million and $7.4 million as of March 31, 2024 and December 31, 2023, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $6.2 million and $6.5 million as of March 31, 2024 and December 31, 2023, respectively, of which approximately $1.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of both March 31, 2024 and December 31, 2023. The route and customer acquisition cost asset was comprised of payments made on the contracts of $21.7 million and $20.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.0 million as of both March 31, 2024 and December 31, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cost	$35,390	$33,855
Accumulated amortization	(14,932)	(14,667)
Route and customer acquisition costs, net	$20,458	$19,188
Amortization expense of route and customer acquisition costs was $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cost	$287,958	$286,728
Accumulated amortization	(114,752)	(110,417)
Location contracts acquired, net	$173,206	$176,311
Amortization expense of location contracts acquired was $4.3 million for both the three months ended March 31, 2024 and 2023.
Note 8. Goodwill and Other Intangible Assets
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $101.6 million as of both March 31, 2024 and December 31, 2023, of which $38.0 million was deductible for tax purposes as of March 31, 2024.
Other intangible assets
Other intangible assets consist of definite-lived trade names, customer relationships, and software applications. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(1,781)	$5,019	$6,800	$(1,538)	$5,262
Software Applications	8 years	7,800	(1,788)	6,012	7,800	(1,544)	6,256
Trade Names	20 years	9,800	(898)	8,902	9,800	(776)	9,024
		$24,400	$(4,467)	$19,933	$24,400	$(3,858)	$20,542
Amortization expense of other intangible assets was $0.6 million for both the three months ended March 31, 2024 and 2023.
Indefinite-lived intangible assets
The Company also has indefinite-lived intangible assets related to operating licenses totaling $3.7 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively, which are recorded within other assets on the condensed consolidated balance sheets.
Note 9. Debt
The Company’s debt as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Secured Credit Facility:
Revolving credit facility	$50,000	$46,000
Term Loan	306,250	310,625
Delayed Draw Term Loan	186,250	188,750
Total borrowings	542,500	545,375
Add: Remaining premium on interest rate caplets financed as debt	1,815	2,059
Less: Debt issuance costs	(4,405)	(4,860)
Total debt, net of debt issuance costs	539,910	542,574
Less: Current maturities	(28,485)	(28,483)
Total debt, net of current maturities	$511,425	$514,091
As of March 31, 2024, the weighted-average interest rate on the Company’s borrowings was approximately 7.7%.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month LIBOR/SOFR interest rates on the first $300 million of the term loan under the Company’s existing credit agreement, as amended, by entering into a 4-year series of 48 deferred premium caplets (“caplets”)
The Company recognized an unrealized gain, net of taxes, on the change in fair value of the caplets of $1.1 million for the three months ended March 31, 2024, and an unrealized loss of $2.2 million, net of taxes, for the three months ended 2023. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $2.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

which is reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business Acquisitions
2024 Business Acquisitions
Great Lakes Vending
On February 22, 2024, the Company acquired certain assets of Great Lakes Vending Corporation (“GLV”), an Illinois-based terminal operator. The Company acquired one operational location, as well as gaming and redemption terminal equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.3 million, which the Company paid in cash at closing. The total purchase price of $1.3 million was allocated to the following assets: i) location contracts totaling $1.2 million and ii) gaming and redemption equipment totaling $0.1 million. The results of operations for GLV are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Doc & Eddy’s
On January 10, 2024, the Company acquired Doc & Eddy’s West (“D&E”), a hospitality operation in Montana. The hospitality operation is set to be a Century-vended operation. The acquisition was accounted for as an asset purchase acquisition in accordance with Topic 805. The total purchase price was approximately $2.3 million, which the Company paid in cash at closing, and was allocated to the following assets: i) buildings totaling $1.0 million, ii) indefinite long lived assets totaling $0.9 million and iii) land totaling $0.4 million. The results of operations for D&E are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Subsequent event - Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The total purchase price was approximately $13.7 million, of which the Company paid $11.2 million in cash at closing. The remaining $2.5 million of consideration is payable in three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with the remaining $0.7 million due on the fourth anniversary. All payments are subject to the acquired locations still being in operation on the respective anniversary date.
Pending Business Acquisition
On April 11, 2023, the Company entered into an agreement to acquire a distributed gaming operator in the state of Louisiana with an option to acquire a second distributed gaming operator in the state of Louisiana. In connection therewith, the Company has paid $8.2 million through the three months ended March 31, 2024, as an advance against a portion of the purchase price and is recorded within other assets on the condensed consolidated balance sheets. Furthermore, on August 10, 2023, the Company loaned the distributed gaming operator $0.3 million. The Company agreed to pay an additional $0.7 million in April 2024, against the final purchase price.
2023 Business Acquisitions
Illinois Video Slot Management
On December 27, 2023, the Company acquired certain assets of Illinois Video Slot Management Corp. (“IVSM”), an Illinois-based terminal operator. The Company acquired a gaming location, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.0 million, of which the

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Company paid $0.7 million in cash at closing. The remaining $0.3 million of consideration is payable in three installments of $0.1 million which are due on the first, second and third anniversary of the acquisition assuming the location is still in operation. The total purchase price of $1.0 million was allocated to the following assets: i) a location contract totaling $0.9 million and ii) gaming equipment totaling $0.1 million. The results of operations for the IVSM acquisition is included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Illinois Gaming Entertainment
On May 23, 2023, the Company acquired four operational locations from IGE, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.5 million, which the Company paid in cash at closing. The total purchase price of $1.5 million was allocated to the following assets: i) location contracts totaling $1.1 million and ii) gaming equipment totaling $0.4 million.
On October 3, 2023, the Company acquired three additional operational locations from IGE, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $2.3 million, which the Company paid in cash at closing. The total purchase price of $2.3 million was allocated to the following assets: i) location contracts totaling $2.0 million and ii) gaming equipment totaling $0.3 million.
The results of operations for both IGE acquisitions are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
TAV*	$1,512	$—	$2,005	—
Fair Share Gaming*	474	87	504	92
Skyhigh*	553	3,994	528	3,941
IVSM	95	171	94	168
Tom's Amusements*	57	—	57	—
Island*	100	—	100	—
Total	$2,791	$4,252	$3,288	$4,201
* Acquisitions that occurred prior to 2023.
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
The current thresholds, as approved by a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 common stock, for the remaining two Tranches are as follows:
•Tranche II, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if the closing sale price of Class A-1 common stock on the New York Stock Exchange (“NYSE”) equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if either (i) the LTM EBITDA threshold as of March 31, 2024 or June 30, 2024 is $198.6 million or (ii) the closing sale price of Class A-1 common stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.

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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	14,254	—	14,254	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	13,011	—	13,011	—

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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,265	$—	$—	$5,265
Contingent earnout shares	36,544	—	36,544	—
Warrants	13	—	13	—
Total	$41,822	$—	$36,557	$5,265

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,484	$—	$—	$5,484
Contingent earnout shares	31,827	—	31,827	—
Warrants	13	—	13	—
Total	$37,324	$—	$31,840	$5,484
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
Warrants
The Company has 5,144 warrants outstanding as of March 31, 2024, which will expire in November 2024. The liability for the Company’s warrants is included in other long-term liabilities on the condensed consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Class A-1 common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three months ended March 31, 2024 and 2023.
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million shares of Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2024, the Company acquired a total of 12,004,014 shares under the plan at a total purchase price of $124.2 million, of which 594,817 shares at a total purchase price of $6.1 million were acquired during the three months ended March 31, 2024.

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
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 319,731 restricted stock units (“RSUs”) to the Board of Directors and certain eligible employees during the first quarter of 2024, which will vest over a period of 3 to 4 years for employees and by the end of 2024 for the Board of Directors. The Company also issued 149,381 performance-based restricted stock units (“PSUs”) to certain eligible employees during the first quarter of 2024, which will vest after 3 years. The numbers of shares earned upon vesting of the PSUs, if any, is based on the attainment of performance goals over the performance period, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. The estimated grant date fair value of these RSUs and PSUs totaled $5.3 million.
Stock-based compensation expense, which pertains to the Company’s stock options, RSUs and PSUs, was $2.4 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $4.8 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 39.1% and 39.5% for the three months ended March 31, 2024, and 2023, respectively.
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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into an exclusive location agreement with Accel. In late August and early September 2012, each of the Defendant Establishments signed a separate location agreement with the Company, purporting to grant the Company the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the Illinois Gaming Board (the “IGB”).

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
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and paid an initial penalty to the municipality in October 2022 and for the remaining months of 2022. The Company continued to negotiate with and voluntarily make the appropriate payments to the municipality during 2023 and 2024.
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
The results for both the three months ended March 31, 2024 and 2023 included a loss totaling $0.1 million related to these matters, which is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 17. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$7,416	$9,182

Basic weighted average outstanding shares of common stock	84,298	86,885
Dilutive effect of stock-based awards for common stock	1,002	247
Diluted weighted average outstanding shares of common stock	85,300	87,132

Earnings per common share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,339,250 and 4,907,216 as of March 31, 2024 and 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
–Gaming cafes
–Fraternal organizations
–Veterans’ organizations
•Truck stops (Up to 6 gaming terminals)
•Large truck stops (Up to 10 gaming terminals)

Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 gaming terminals
Montana	2022	Grand Vision Gaming
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
•Non-casino locations where gaming is incidental to the primary business being conducted at the location, including:
–Grocery/drug/convenience stores
–Bars/restaurants/taverns
–Liquor stores
•Games are generally limited to 15 or fewer gaming terminals with no other forms of gaming activity permitted

State	Year Operations Started or Year of Acquisition	Branding	Operations
Nebraska	2022	Accel Entertainment
•Operate cash devices in retail locations throughout the state
•Retail establishments include any business location that is open to the public for the sale of goods other than gaming terminals and that possesses a valid sales tax permit

Georgia	2020	Bulldog Gaming	•Operate gaming terminals which are skill-based coin-operated amusement machines with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift cards, or novelties
Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill, which we define as gaming terminals
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Operate gaming terminals at qualified truck stops •We are live with a partner truck stop

Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation and actual or perceived instability in the U.S. and global banking systems may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows.
To date, we have not observed material impacts in our business or outlook, outside of observed increases in our costs related to higher wages and increased interest expense on our debt. In 2023, we accelerated certain of our capital expenditures related to gaming machines and related components to manage our supply chain.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
Components of Performance
Net revenues
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

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2024 and 2023:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues:
Net gaming	$288,137	$279,380	$8,757	3.1%
Amusement	6,129	6,798	(669)	(9.8)%
Manufacturing	2,209	2,122	87	4.1%
ATM fees and other	5,342	4,908	434	8.8%
Total net revenues	301,817	293,208	8,609	2.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	209,167	203,554	5,613	2.8%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	1,159	1,408	(249)	(17.7)%
General and administrative	47,634	43,018	4,616	10.7%
Depreciation and amortization of property and equipment	10,434	9,063	1,371	15.1%
Amortization of intangible assets and route and customer acquisition costs	5,438	5,242	196	3.7%
Other expenses, net	2,426	3,251	(825)	(25.4)%
Total operating expenses	276,258	265,536	10,722	4.0%
Operating income	25,559	27,672	(2,113)	(7.6)%
Interest expense, net	8,660	7,888	772	9.8%
Loss on change in fair value of contingent earnout shares	4,716	4,602	114	2.5%
Income before income tax expense	12,183	15,182	(2,999)	(19.8)%
Income tax expense	4,767	6,000	(1,233)	(20.6)%
Net income	$7,416	$9,182	$(1,766)	(19.2)%

Net revenues
Total net revenues for the three months ended March 31, 2024 were $301.8 million, an increase of $8.6 million, or 2.9%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $8.8 million, which reflected an increase in gaming locations and terminals. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues by state:
Illinois	$224,863	$219,843	$5,020	2.3%
Montana	38,141	36,451	1,690	4.6%
Nevada	29,209	29,961	(752)	(2.5)%
Nebraska	5,834	3,924	1,910	48.7%
Other	3,770	3,029	741	24.5%
Total net revenues	$301,817	$293,208	$8,609	2.9%
Cost of revenue
Cost of revenue for the three months ended March 31, 2024 was $209.2 million, an increase of $5.6 million, or 2.8%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended March 31, 2024 was $1.2 million, a decrease of $0.2 million, or 17.7%, compared to the prior-year period due to lower costs associated with software sales.
General and administrative
General and administrative expenses for the three months ended March 31, 2024 were $47.6 million, an increase of $4.6 million, or 10.7%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense and parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2024 was $10.4 million, an increase of $1.4 million, or 15.1%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended March 31, 2024 were $5.4 million, an increase of $0.2 million, or 3.7%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the three months ended March 31, 2024 were $2.4 million, a decrease of $0.8 million, or 25.4%, compared to the prior-year period. The decrease was primarily attributable to lower non-recurring expenses and lower fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended March 31, 2024 was $8.7 million, an increase of $0.8 million, or 9.8%, compared to the prior-year period primarily due to higher interest rates, partially offset by a decrease in average outstanding debt and the benefit realized on our interest rate caplets. For the three months ended March 31, 2024, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.7% compared to a rate of approximately 6.8% for the prior-year period.
Loss on change in fair value of contingent earnout shares
Loss on the change in fair value of contingent earnout shares for the three months ended March 31, 2024 was $4.7 million, an increase of $0.1 million, or 2.5%, compared to the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended March 31, 2024 was $4.8 million, a decrease of $1.2 million, or 20.6%, compared to the prior-year period. The effective tax rate for the three months ended March 31, 2024 was 39.1% compared to 39.5% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
•Location hold-per-day
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
The following table sets forth information with respect to our primary locations:

	As of March 31,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	2,786	2,663	123	4.6%
Montana	609	620	(11)	(1.8)%
Nevada	355	345	10	2.9%
Nebraska	237	165	72	43.6%
Total	3,987	3,793	194	5.1%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of March 31,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	15,494	14,546	948	6.5%
Montana	6,280	6,247	33	0.5%
Nevada	2,714	2,704	10	0.4%
Nebraska	833	488	345	70.7%
Total	25,321	23,985	1,336	5.6%
Location hold-per-day
Location hold-per-day is calculated by dividing net gaming revenue in the period by the average number of locations. Then divide the calculated amount by the number of operational days. We utilize this metric to compare market and location performance on a normalized basis. The percent change in location hold-per-day is the underlying metric we use to determine the change in same-store sales.
The following table sets forth information with respect to our location hold-per-day in our primary locations:

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Illinois	$860	$887	$(27)	(3.0)%
Montana	594	567	27	4.8%
Nevada	847	866	(19)	(2.2)%
Nebraska	233	228	5	2.2%
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

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)

Net income	$7,416	$9,182	$(1,766)	(19.2)%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs (1)	5,438	5,242	196	3.7%
Stock-based compensation (2)	2,350	1,688	662	39.2%
Loss on change in fair value of contingent earnout shares (3)	4,716	4,602	114	2.5%
Other expenses, net (4)	2,426	3,251	(825)	(25.4)%
Tax effect of adjustments (5)	(2,841)	(2,901)	60	2.1%
Adjusted net income	19,505	21,064	(1,559)	(7.4)%
Depreciation and amortization of property and equipment	10,434	9,063	1,371	15.1%
Interest expense, net	8,660	7,888	772	9.8%
Emerging markets (6)	40	(798)	838	105.0%
Income tax expense	7,608	8,901	(1,293)	(14.5)%
Adjusted EBITDA	$46,247	$46,118	$129	0.3%

(1)Amortization of intangible assets and route and customer acquisition costs consist of upfront cash payments and future cash payments to third-party sales agents to acquire the location partners that are not connected with a business acquisition, as well as the amortization of other intangible assets. We amortize the upfront cash payment over the life of the contract, including expected renewals, beginning on the date the location goes live, and recognize non-cash amortization charges with respect to such items. Future or deferred cash payments, which may occur based on terms of the underlying contract, are generally lower in the aggregate as compared to the established practice of providing higher upfront payments, and are also capitalized and amortized over the remaining life of the contract. Future cash payments do not include cash costs associated with renewing customer contracts as we do not generally incur significant costs as a result of extension or renewal of an existing contract. Location contracts acquired in a business combination are recorded at fair value as part of the business combination accounting and then amortized as an intangible asset on a straight-line basis over the expected useful life of the contract of 15 years. “Amortization of intangible assets and route and customer acquisition costs” aggregates the non-cash amortization charges relating to upfront route and customer acquisition cost payments and location contracts acquired, as well as the amortization of other intangible assets.
(2)Stock-based compensation consists of options, restricted stock units, and performance-based restricted stock units.
(3)Loss on change in fair value of contingent earnout shares represents a non-cash fair value adjustment at each reporting period end related to the value of these contingent shares. Upon achieving such contingency, shares of Class A-2 common stock convert to Class A-1 common stock resulting in a non-cash settlement of the obligation.
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
(6)Emerging markets consist of the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing. Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first. We currently view Pennsylvania as an emerging market. Prior to January 2024, Iowa was considered an emerging market. Prior to April 2023, Nebraska was considered an emerging market.
Adjusted EBITDA for the three months ended March 31, 2024, was $46.2 million, and was essentially flat compared to the prior-year period.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of March 31, 2024, we had $253.9 million in cash and cash equivalents.

Senior Secured Credit Facility
We have entered into a credit agreement (as amended the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$150.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swing line facility with a $10.0 million sublimit,
•a $350.0 million initial term loan facility, and
•a $400.0 million delayed draw term loan facility, which is available for borrowing until October 22, 2024.
The maturity date of the Credit Agreement is October 22, 2026.
As of March 31, 2024, there remained $299 million of availability under the Credit Agreement and the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 7.7%.
We were in compliance with all debt covenants under the Credit Agreement as of March 31, 2024 and expect to remain in compliance for the next 12 months.
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
We recognized an unrealized gain, net of taxes, on the change in fair value of the caplets of $1.1 million for the three months ended March 31, 2024 and an unrealized loss $2.2 million, net of taxes, for the three months ended March 31, 2023. We also recognized interest income on the caplets of $2.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively, which are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)

Net cash provided by operating activities	$28,750	$37,983	$(9,233)	(24.3)%
Net cash used in investing activities	(25,896)	(23,585)	(2,311)	(9.8)%
Net cash used in financing activities	(10,546)	(9,982)	(564)	(5.7)%

Net cash provided by operating activities
For the three months ended March 31, 2024, net cash provided by operating activities was $28.8 million, a decrease of $9.2 million compared to the prior-year period due primarily to lower working capital adjustments.

Net cash used in investing activities
For the three months ended March 31, 2024, net cash used in investing activities was $25.9 million, an increase of $2.3 million compared to the prior-year period and was primarily attributable to more cash used for advances against a portion of the purchase price on pending business and asset acquisitions. We anticipate our capital expenditures will be approximately $55–65 million in 2024.
Net cash used in financing activities
For the three months ended March 31, 2024, net cash used in financing activities was $10.5 million, an increase of $0.6 million compared to the prior-year period. The change reflects an increase in stock repurchases, partially offset by lower net repayments on borrowings.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $542.5 million as of March 31, 2024. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.4 million annually, assuming the balance outstanding under the credit facility remained at $542.5 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2024, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference to the discussion in Note 16, Commitments and Contingencies, of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
An investment in our Class A-1 common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our Class A-1 common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our Class A-1 common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
There have been no material changes in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 22, 2021, our Board of Directors approved a share repurchase program of up to $200 million shares of our Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced program, and there are no other programs under which we repurchase shares. Repurchases under our program, during applicable restricted trading windows that we periodically establish, are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following table presents a summary of share repurchases made during the first quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

January 1, 2024 - January 31, 2024	302,007	$10.11	$78.9

February 1, 2024 - February 29, 2024	241,078	$10.28	$76.4

March 1, 2024 - March 31, 2024	51,732	$11.40	$75.8

Total	594,817	$10.60
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On March 15, 2024, Andrew Rubenstein, our President and Chief Executive Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Rubenstein Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Rubenstein Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rubenstein Rule 10b5-1 Plan provides for the potential sale of up to 580,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Rubenstein Rule 10b5-1 Plan between June 14, 2024 and December 31, 2024.
The Rubenstein Rule 10b5-1 Plan included a representation from Mr. Rubenstein to the broker administering the Rubenstein Rule 10b5-1 Plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the Rubenstein Rule 10b5-1 Plan at the time the Rubenstein Rule 10b5-1 Plan was entered into. A similar representation was made to us in a certification Mr. Rubenstein provided to us in connection with the adoption of the Rubenstein Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the date of adoption of the Rubenstein Rule 10b5-1 Plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or us after the applicable date of the representation.
Once executed, transactions under the Rubenstein Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Rubenstein or our other officers or directors.

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

ACCEL ENTERTAINMENT, INC.

Date: May 8, 2024	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer