Form 10-Q
period 2024-06-30
Accel Entertainment, Inc.
filed 2024-07-30
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 26, 2024, there were 82,634,762 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Net gaming	$293,240	$277,551	$581,377	$556,931
Amusement	5,539	5,630	11,668	12,428
Manufacturing	5,208	4,430	7,417	6,552
ATM fees and other	5,426	5,036	10,768	9,944
Total net revenues	309,413	292,647	611,230	585,855
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	213,317	202,306	422,484	405,860
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	3,162	2,154	4,321	3,562
General and administrative	46,541	44,220	94,175	87,238
Depreciation and amortization of property and equipment	10,794	9,446	21,228	18,509
Amortization of intangible assets and route and customer acquisition costs	5,589	5,284	11,027	10,526
Other expenses, net	7,327	73	9,753	3,324
Total operating expenses	286,730	263,483	562,988	529,019
Operating income	22,683	29,164	48,242	56,836
Interest expense, net	8,906	8,243	17,566	16,131
(Gain) loss on change in fair value of contingent earnout shares	(4,742)	4,836	(26)	9,438
Income before income tax expense	18,519	16,085	30,702	31,267
Income tax expense	3,933	6,102	8,700	12,102
Net income	$14,586	$9,983	$22,002	$19,165
Earnings per common share:
Basic	$0.17	$0.12	$0.26	$0.22
Diluted	0.17	0.11	0.26	0.22
Weighted average number of common shares outstanding:
Basic	83,911	86,184	84,105	86,529
Diluted	85,054	86,820	85,178	86,971

Comprehensive income
Net income	$14,586	$9,983	$22,002	$19,165
Unrealized (loss) gain on interest rate caplets (net of income taxes of $(403), $789, $2, and $(40) respectively)	(1,077)	2,062	4	(104)
Comprehensive income	$13,509	$12,045	$22,006	$19,061
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$254,923	$261,611
Accounts receivable, net	15,149	13,467
Prepaid expenses	8,765	6,287
Inventories	7,533	7,681
Interest rate caplets	8,801	8,140
Deposits	15,919	6,555
Other current assets	11,111	8,853
Total current assets	322,201	312,594
Property and equipment, net	276,477	260,813
Noncurrent assets:
Route and customer acquisition costs, net	23,705	19,188
Location contracts acquired, net	181,350	176,311
Goodwill	101,859	101,554
Other intangible assets, net	19,324	20,542
Interest rate caplets, net of current	3,730	4,871
Other assets	21,702	17,020
Total noncurrent assets	351,670	339,486
Total assets	$950,348	$912,893
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$28,489	$28,483
Current portion of route and customer acquisition costs payable	2,014	1,505
Accrued location gaming expense	9,129	9,350
Accrued state gaming expense	17,177	18,364
Accounts payable and other accrued expenses	34,476	36,012
Accrued compensation and related expenses	11,195	12,648
Current portion of consideration payable	3,275	3,288
Total current liabilities	105,755	109,650
Long-term liabilities:
Debt, net of current maturities	537,252	514,091
Route and customer acquisition costs payable, less current portion	7,482	4,955
Consideration payable, less current portion	9,794	4,201
Contingent earnout share liability	31,801	31,827
Other long-term liabilities	6,713	7,015
Deferred income tax liability, net	42,463	42,750
Total long-term liabilities	635,505	604,839
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 95,352,477 shares issued and 82,958,153 shares outstanding at June 30, 2024; 95,016,960 shares issued and 84,123,385 shares outstanding at December 31, 2023	8	8
Additional paid-in capital	207,199	203,046
Treasury stock, at cost	(127,545)	(112,070)
Accumulated other comprehensive income	7,940	7,936
Accumulated earnings	121,486	99,484
Total stockholders' equity	209,088	198,404
Total liabilities and stockholders' equity	$950,348	$912,893
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	83,778,268	8	204,456	(11,488,392)	(118,252)	9,017	$106,900	202,129
Repurchase of common stock	(905,932)	—	—	(905,932)	(9,293)	—	—	(9,293)
Stock-based compensation	—	—	3,235	—	—	—	—	3,235
Exercise of stock-based awards, net of shares withheld	85,817	—	(492)	—	—	—	—	(492)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(1,077)	—	(1,077)
Net income	—	—	—	—	—	—	14,586	14,586
Balance, June 30, 2024	82,958,153	$8	$207,199	(12,394,324)	$(127,545)	$7,940	$121,486	$209,088

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2023	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	(476,718)	—	—	(476,718)	(4,206)	—	—	(4,206)
Stock-based compensation	—	—	1,688	—	—	—	—	1,688
Exercise of stock-based awards, net of shares withheld	247,153	—	(602)	—	—	—	—	(602)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(2,166)	—	(2,166)
Net income	—	—	—	—	—	—	9,182	9,182
Balance, March 31, 2023	86,444,825	9	195,243	(8,306,379)	(85,903)	10,074	63,063	182,486
Repurchase of common stock	(887,174)	—	—	(887,174)	(8,230)	—	—	(8,230)
Stock-based compensation	—	—	2,567	—	—	—	—	2,567
Exercise of stock-based awards, net of shares withheld	48,074	—	(120)	—	—	—	—	(120)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	2,062	—	2,062
Net income	—	—	—	—	—	—	9,983	9,983
Balance, June 30, 2023	85,605,725	$9	$197,690	(9,193,553)	$(94,133)	$12,136	$73,046	$188,748
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$22,002	$19,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,228	18,509
Amortization of intangible assets and route and customer acquisition costs	11,027	10,526
Amortization of debt issuance costs	904	893
(Gain) loss on change in fair value of contingent earnout shares	(26)	9,438
Stock-based compensation	5,585	4,255
Loss (gain) on disposal of property and equipment	218	(37)
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	841	483
Remeasurement of contingent consideration	4,552	196
Payments on consideration payable	(1,258)	(1,561)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	647	771
Deferred income taxes	(289)	6,342
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other current assets	(3,659)	(405)
Accounts receivable, net	(1,682)	1,453
Inventories	148	(366)
Route and customer acquisition costs	(6,414)	(1,226)
Route and customer acquisition costs payable	2,865	(690)
Accounts payable and accrued expenses	1,337	2,201
Accrued compensation and related expenses	(1,453)	(2,568)
Other assets	1,041	(3,534)
Net cash provided by operating activities	57,614	63,845
Cash flows from investing activities:
Purchases of property and equipment	(38,147)	(41,637)
Proceeds from the sale of property and equipment	330	1,142
Proceeds from the settlement of convertible notes	—	32,065
Deposits against a portion of the purchase price on a pending business acquisition	(9,043)	(3,700)
Investment in unconsolidated affiliate	(5,000)	—
Business and asset acquisitions, net of cash acquired	(17,464)	(4,115)
Net cash used in investing activities	(69,324)	(16,245)
Cash flows from financing activities:
Proceeds from debt	47,500	115,000
Payments on debt	(24,750)	(139,250)
Payments for repurchase of common stock	(15,321)	(12,313)
Payments on interest rate caplets	(487)	(481)
Proceeds from exercise of stock-based awards	68	—
Payments on finance leases	(17)	—
Payments on consideration payable	(291)	(354)
Tax withholding on stock-based payments	(1,680)	(881)
Net cash provided by (used in) financing activities	5,022	(38,279)
Net (decrease) increase in cash and cash equivalents	(6,688)	9,321
Cash and cash equivalents:
Beginning of period	261,611	224,113
End of period	$254,923	$233,434

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$15,918	$15,035
Income taxes	$11,214	$6,200
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$10,382	$10,346
Deferred premium on interest rate caplets	$1,571	$2,544
Acquisition of businesses and assets:
Total identifiable net assets acquired	$19,566	$4,115
Less consideration payable	(2,102)	—
Cash purchase price	$17,464	$4,115
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Equity method investments: Investments in unconsolidated affiliates, which do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or variable interest entities, are accounted for under the equity method. The Company will record its share of net income or loss from equity method investments within “Other non-operating income, net” in the condensed consolidated statements of operations and comprehensive income and adjust the carrying value of its investments in unconsolidated affiliates.
On June 17, 2024, the Company invested $5.0 million in HBC Gaming LLC (“HBC”), in exchange for a 5% equity interest in HBC. HBC is a local entertainment company based in Hampton, New Hampshire specializing in providing a variety of gaming services to its customers. The Company’s 5% investment qualifies for equity method accounting. The Company recorded its initial investment of $5.0 million within other assets on the condensed consolidated balance sheets, and will recognize its share of HBC’s net income or loss utilizing the most recent and available financials after a lag of one quarter. The Company also has obligations to fund additional equity investments in the event certain construction and development milestones are met in an amount up to 10% ownership of HBC, on an undiluted basis, at an additional cost of up to $6.5 million.
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements, and ATMs. The Company also generates manufacturing revenue from the sales of gaming terminals and associated software. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.
Total net revenues for the three and six months ended June 30, 2024 and 2023 are further disaggregated by the primary states in which the Company operates.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues by state:
Illinois	$227,093	$215,947	$451,956	$435,790
Montana	42,583	39,275	80,724	75,726
Nevada	29,322	29,869	58,531	59,830
Nebraska	6,249	4,488	12,083	8,412
Other	4,166	3,068	7,936	6,097
Total net revenues	$309,413	$292,647	$611,230	$585,855
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
Note 3. Inventories
Inventories consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and manufacturing supplies	$6,103	$5,693
Finished products	1,430	1,988
Total inventories	$7,533	$7,681
As of June 30, 2024 and December 31, 2023, no inventory valuation allowance was determined to be necessary.
Note 4. Investment in Convertible Notes
On May 31, 2023, the Company and Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the Company’s investment in Gold Rush’s convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has a receivable from Gold Rush of $1.4 million as of June 30, 2024, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other current assets in the condensed consolidated balance sheets. The Company also recorded a gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023.
Note 5. Property and Equipment
Property and equipment consist of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Gaming terminals, software and equipment	$393,445	$361,662
Amusement, ATM and other equipment	28,879	27,182
Office equipment and furniture	3,803	3,385
Computer equipment and software	21,596	20,592
Leasehold improvements	9,752	8,281
Vehicles	20,746	19,862
Buildings and improvements	16,238	14,047
Land	2,998	2,469
Construction in progress	1,196	5,480
Total property and equipment	498,653	462,960
Less accumulated depreciation and amortization	(222,176)	(202,147)
Total property and equipment, net	$276,477	$260,813
Depreciation and amortization of property and equipment was $10.8 million and $21.2 million for the three and six months ended June 30, 2024, respectively. In comparison, depreciation and amortization of property and equipment was $9.4 million and $18.5 million for the three and six months ended June 30, 2023, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $11.4 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $9.5 million and $6.5 million as of June 30, 2024 and December 31, 2023, respectively, of which approximately $2.0 million and $1.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $22.1 million and $20.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.4 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively.
Route and customer acquisition costs consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cost	$38,927	$33,855
Accumulated amortization	(15,222)	(14,667)
Route and customer acquisition costs, net	$23,705	$19,188
Amortization expense of route and customer acquisition costs was $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cost	$300,520	$286,728
Accumulated amortization	(119,170)	(110,417)
Location contracts acquired, net	$181,350	$176,311
Amortization expense of location contracts acquired was $4.4 million and $8.7 million for the three and six months ended June 30, 2024, respectively. In comparison, location contracts acquired was $4.2 million and $8.5 million for the three and six months ended June 30, 2023, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8. Goodwill and Other Intangible Assets
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $101.9 million and $101.6 million as of June 30, 2024 and December 31, 2023, respectively, of which $37.4 million was deductible for tax purposes as of June 30, 2024.
On June 26, 2024, the Company acquired BRM Services, Inc. (“Jorgenson’s Lounge”), a hospitality location in Helena, Montana, for a total purchase price of $1.1 million. The purchase price primarily included a Montana All-Alcoholic Beverage License.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2024	$101,554
Addition to goodwill for acquisition of Jorgenson’s Lounge	305
Goodwill balance as of June 30, 2024	$101,859
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
Other intangible assets consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(2,024)	$4,776	$6,800	$(1,538)	$5,262
Software Applications	8 years	7,800	(2,031)	5,769	7,800	(1,544)	6,256
Trade Names	20 years	9,800	(1,021)	8,779	9,800	(776)	9,024
		$24,400	$(5,076)	$19,324	$24,400	$(3,858)	$20,542
Amortization expense of other intangible assets was $0.6 million and $1.2 million for both the three and six months ended June 30, 2024, and June 30, 2023, respectively.
Indefinite-lived intangible assets
The Company also has indefinite-lived intangible assets related to operating licenses totaling $4.4 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively, which are recorded within other assets on the condensed consolidated balance sheets.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Revolving credit facility	$82,500	$46,000
Term Loan	301,875	310,625
Delayed Draw Term Loan	183,750	188,750
Total borrowings	568,125	545,375
Add: Remaining premium on interest rate caplets financed as debt	1,571	2,059
Less: Debt issuance costs	(3,955)	(4,860)
Total debt, net of debt issuance costs	565,741	542,574
Less: Current maturities	(28,489)	(28,483)
Total debt, net of current maturities	$537,252	$514,091
As of June 30, 2024, the weighted-average interest rate on the Company’s borrowings was approximately 7.7%.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month LIBOR/SOFR interest rates on the first $300 million of the term loan under the Company’s existing credit agreement, as amended, by entering into a 4-year series of 48 deferred premium caplets (“caplets”)
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million and an unrealized gain of less than $0.1 million for the three and six months ended June 30, 2024, respectively. In comparison, the Company recognized an unrealized gain of $2.1 million and an unrealized loss of $0.1 million, net of taxes, for the three and six months ended June 30, 2023, respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $2.5 million and $5.1 million for the three and six months ended June 30, 2024. In comparison, the Company recognized interest income on the caplets of $2.3 million and $4.2 million for the three and six months ended June 30, 2023, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business Acquisitions
2024 Business Acquisitions
Jorgenson’s Lounge
On June 26, 2024, the Company acquired Jorgenson’s Lounge, a hospitality location in Helena, Montana. The total purchase price was $1.1 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million, and ii) goodwill totaling $0.3 million. The results of operations Jorgenson’s Lounge are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The present value of the consideration payable was $2.1 million as of June 30, 2024 and is recorded in consideration payable on the condensed consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million, and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Subsequent event - Fairmount Holdings
On July 12, 2024, the Company and Fairmount Holdings, Inc. (“Fairmount”) entered into an agreement for the Company to acquire Fairmount, the owner of the FanDuel Sportsbook & Horse Racing in Collinsville, Illinois, for total consideration of approximately $35 million (based on a 20-day trailing weighted average close price), payable to the sellers as 3.45 million shares of the Company’s Class A-1 common stock. The closing of the transaction is subject to customary closing conditions and customary approvals from the Illinois Racing Board and the Illinois Gaming Board (the “IGB”). Closing is expected in the fourth quarter of 2024.
Pending Business Acquisition
On April 11, 2023, the Company entered into an agreement to acquire a distributed gaming operator in the state of Louisiana with an option to acquire a second distributed gaming operator in the state of Louisiana. In connection therewith, the Company has paid $15.4 million through the six months ended June 30, 2024, as an advance against a portion of the purchase price and is recorded within deposits on the condensed consolidated balance sheets. Furthermore, on August 10, 2023, the Company loaned

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

the distributed gaming operator $0.3 million. The Company agreed to pay an additional $2.7 million in July 2024, against the final purchase price.
2023 Business Acquisitions
Illinois Video Slot Management
On December 27, 2023, the Company acquired certain assets of Illinois Video Slot Management Corp. (“IVSM”), an Illinois-based terminal operator. The Company acquired a gaming location, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.0 million, of which the Company paid $0.7 million in cash at closing. The remaining $0.3 million of consideration is payable in three installments of $0.1 million which are due on the first, second and third anniversary of the acquisition assuming the location is still in operation. The total purchase price of $1.0 million was allocated to the following assets: i) a location contract totaling $0.9 million and ii) gaming equipment totaling $0.1 million. The results of operations for the IVSM acquisition are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
The results of operations for all IGE acquisitions are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
TAV*	$1,013	$—	$2,005	—
Fair Share Gaming*	879	3,821	504	92
Skyhigh*	564	4,251	528	3,941
IVSM	97	174	94	168
IGE	565	1,548	—	—
Tom's Amusements*	57	—	57	—
Island*	100	—	100	—
Total	$3,275	$9,794	$3,288	$4,201
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
The current thresholds, as approved by a disinterested committee of the Company's board of directors made up of independent directors who do not hold any Class A-2 common stock, for the remaining two Tranches are as follows:
•Tranche II, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if the closing sale price of Class A-1 common stock on the New York Stock Exchange (“NYSE”) equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and
•Tranche III, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if either (i) the LTM EBITDA threshold as of June 30, 2024 is $198.6 million or (ii) the closing sale price of Class A-1 common stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.

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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	12,531	—	12,531	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	13,011	—	13,011	—

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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$11,784	$—	$—	$11,784
Contingent earnout shares	31,801	—	31,801	—
Warrants	13	—	13	—
Total	$43,598	$—	$31,814	$11,784

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,484	$—	$—	$5,484
Contingent earnout shares	31,827	—	31,827	—
Warrants	13	—	13	—
Total	$37,324	$—	$31,840	$5,484
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
Warrants
The Company has 5,144 warrants outstanding as of June 30, 2024, which will expire in November 2024. The liability for the Company’s warrants is included in other long-term liabilities on the condensed consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Class A-1 common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three and six months ended June 30, 2024 and 2023.
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million shares of Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2024, the Company acquired a total of 12,909,946 shares under the plan at a total purchase price of $133.4 million, of which 1,500,749 shares at a total purchase price of $15.3 million were acquired during the six months ended June 30, 2024.
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
The Company issued 403,760 RSUs to certain eligible employees during the second quarter of 2024, which will vest over a period of 1 to 3 years. The estimated grant date fair value of these RSUs totaled $4.0 million.
Stock-based compensation expense, which pertains to the Company’s stock options, RSUs and PSUs, was $3.2 million and $5.6 million for the three and six months ended June 30, 2024, respectively. In comparison, stock-based compensation expense was $2.6 million and $4.3 million for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $3.9 million and $8.7 million for the three and six months ended June 30, 2024. In comparison, the Company recognized income tax expense of $6.1 million and $12.1 million for the three and six months ended June 30, 2023, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 21.2% and 28.3% for the three and six months ended June 30, 2024, compared to 37.9% and 38.7% for the three and six month ended June 30, 2023, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Rowell and other parties related to Rowell’s breaches of his non-compete agreement with Accel. The Company alleged that Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company alleging that he had not received certain equity interests in the Company to which he was allegedly entitled under his agreement. On July 18, 2024, the Company and Rowell entered into a settlement agreement pursuant to which the Company agreed to pay Rowell $0.1 million in exchange for a mutual release of the Company's claims against Rowell and Rowell's claims against the Company. The litigation involving Action Gaming, J&J, and the other parties, as described above, remains pending.
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
The results for the six months ended June 30, 2024 and June 30, 2023 included a loss of $0.2 million and $1.2 million, respectively, related to these matters and is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 17. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$14,586	$9,983	$22,002	$19,165

Basic weighted average outstanding shares of common stock	83,911	86,184	84,105	86,529
Dilutive effect of stock-based awards for common stock	1,143	636	1,073	442
Diluted weighted average outstanding shares of common stock	85,054	86,820	85,178	86,971

Earnings per common share:
Basic	$0.17	$0.12	$0.26	$0.22
Diluted	$0.17	$0.11	$0.26	$0.22
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,340,250 and 4,818,079 as of June 30, 2024 and 2023, respectively.

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
We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business, such as our pending acquisition of the FanDuel Sportsbook & Horse Racing in Collinsville, Illinois, as discussed in Note 10 to the condensed consolidated financial statements.
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

Montana	2023	Yellowstone Casino and Jorgensen’s Lounge	•Retail gaming locations licensed to sell alcoholic beverages and offering a maximum of 20 gaming terminals •Certain locations have attractive food offerings •Currently, we have three parlor locations

State	Year Operations Started or Year of Acquisition	Branding	Operations
Nevada	2022	Century Gaming
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
To date, we have not observed material impacts in our business or outlook, outside of observed increases in our costs related to higher wages and increased interest expense on our debt. In 2023 and the first half of 2024, we accelerated certain of our capital expenditures related to gaming machines and related components to manage our supply chain.
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
Operating expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net gaming revenue that is payable to the appropriate jurisdiction (effective July 1, 2024, the tax on net gaming revenue in the State of Illinois increased from 34% to 35%, which is split equally between us and our locations in Illinois), (ii) licenses, permits and other fees required for the operation of gaming terminals and other equipment, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, and (v) ATM and amusement fees.
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

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2024 and 2023:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues:
Net gaming	$293,240	$277,551	$15,689	5.7%
Amusement	5,539	5,630	(91)	(1.6)%
Manufacturing	5,208	4,430	778	17.6%
ATM fees and other	5,426	5,036	390	7.7%
Total net revenues	309,413	292,647	16,766	5.7%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	213,317	202,306	11,011	5.4%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	3,162	2,154	1,008	46.8%
General and administrative	46,541	44,220	2,321	5.2%
Depreciation and amortization of property and equipment	10,794	9,446	1,348	14.3%
Amortization of intangible assets and route and customer acquisition costs	5,589	5,284	305	5.8%
Other expenses, net	7,327	73	7,254	9,937.0%
Total operating expenses	286,730	263,483	23,247	8.8%
Operating income	22,683	29,164	(6,481)	(22.2)%
Interest expense, net	8,906	8,243	663	8.0%
(Gain) loss on change in fair value of contingent earnout shares	(4,742)	4,836	(9,578)	(198.1)%
Income before income tax expense	18,519	16,085	2,434	15.1%
Income tax expense	3,933	6,102	(2,169)	(35.5)%
Net income	$14,586	$9,983	$4,603	46.1%

Net revenues
Total net revenues for the three months ended June 30, 2024 were $309.4 million, an increase of $16.8 million, or 5.7%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $15.7 million, which reflected an increase in gaming locations and terminals. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues by state:
Illinois	$227,093	$215,947	$11,146	5.2%
Montana	42,583	39,275	3,308	8.4%
Nevada	29,322	29,869	(547)	(1.8)%
Nebraska	6,249	4,488	1,761	39.2%
Other	4,166	3,068	1,098	35.8%
Total net revenues	$309,413	$292,647	$16,766	5.7%
Cost of revenue
Cost of revenue for the three months ended June 30, 2024 was $213.3 million, an increase of $11.0 million, or 5.4%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended June 30, 2024 was $3.2 million, an increase of $1.0 million, or 46.8%, compared to the prior-year period due to higher costs associated with content licensing fees on software sales.
General and administrative
General and administrative expenses for the three months ended June 30, 2024 were $46.5 million, an increase of $2.3 million, or 5.2%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense, partially offset by lower legal settlements and parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2024 was $10.8 million, an increase of $1.3 million, or 14.3%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended June 30, 2024 were $5.6 million, an increase of $0.3 million, or 5.8%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the three months ended June 30, 2024 were $7.3 million, compared to $0.1 million in the prior-year period. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and non-recurring expenses, as well as the impact of a $1.7 million gain recognized in the prior-year period on the convertible note settlement as discussed in Note 4 to the condensed consolidated financial statements.

Interest expense, net
Interest expense, net for the three months ended June 30, 2024 was $8.9 million, an increase of $0.7 million, or 8.0%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the three months ended June 30, 2024, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.7% compared to a rate of approximately 7.2% for the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended June 30, 2024 was a gain of $4.7 million, compared to a loss of $4.8 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended June 30, 2024 was $3.9 million, a decrease of $2.2 million, or 35.5%, compared to the prior-year period. The effective tax rate for the three months ended June 30, 2024 was 21.2% compared to 37.9% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2024 and 2023:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues:
Net gaming	$581,377	$556,931	$24,446	4.4%
Amusement	11,668	12,428	(760)	(6.1)%
Manufacturing	7,417	6,552	865	13.2%
ATM fees and other	10,768	9,944	824	8.3%
Total net revenues	611,230	585,855	25,375	4.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	422,484	405,860	16,624	4.1%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	4,321	3,562	759	21.3%
General and administrative	94,175	87,238	6,937	8.0%
Depreciation and amortization of property and equipment	21,228	18,509	2,719	14.7%
Amortization of intangible assets and route and customer acquisition costs	11,027	10,526	501	4.8%
Other expenses, net	9,753	3,324	6,429	193.4%
Total operating expenses	562,988	529,019	33,969	6.4%
Operating income	48,242	56,836	(8,594)	(15.1)%
Interest expense, net	17,566	16,131	1,435	8.9%
(Gain) loss on change in fair value of contingent earnout shares	(26)	9,438	(9,464)	(100.3)%
Income before income tax expense	30,702	31,267	(565)	(1.8)%
Income tax expense	8,700	12,102	(3,402)	(28.1)%
Net income	$22,002	$19,165	$2,837	14.8%

Net revenues
Total net revenues for the six months ended June 30, 2024 were $611.2 million, an increase of $25.4 million, or 4.3%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $24.4 million, which reflected an increase in gaming locations and terminals. Net revenues by state are presented below (in thousands):

(in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues by state:
Illinois	$451,956	$435,790	$16,166	3.7%
Montana	80,724	75,726	4,998	6.6%
Nevada	58,531	59,830	(1,299)	(2.2)%
Nebraska	12,083	8,412	3,671	43.6%
Other	7,936	6,097	1,839	30.2%
Total net revenues	$611,230	$585,855	$25,375	4.3%
Cost of revenue
Cost of revenue for the six months ended June 30, 2024 was $422.5 million, an increase of $16.6 million, or 4.1%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the six months ended June 30, 2024 was $4.3 million, an increase of $0.8 million, or 21.3%, compared to the prior-year period due to higher costs associated with content licensing fees on software sales.
General and administrative
General and administrative expenses for the six months ended June 30, 2024 were $94.2 million, an increase of $6.9 million, or 8.0%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense, partially offset by lower legal settlements.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2024 was $21.2 million, an increase of $2.7 million, or 14.7%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the six months ended June 30, 2024 were $11.0 million, an increase of $0.5 million, or 4.8%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the six months ended June 30, 2024 were $9.8 million, an increase of $6.4 million, or 193.4%, compared to the prior-year period. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and non-recurring expenses, as well as the impact of a $1.7 million gain recognized in the prior-year period on the convertible note settlement as discussed in Note 4 to the condensed consolidated financial statements.

Interest expense, net
Interest expense, net for the six months ended June 30, 2024 was $17.6 million, an increase of $1.4 million, or 8.9%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the six months ended June 30, 2024, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.7% compared to a rate of approximately 7.0% for the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the six months ended June 30, 2024 was a gain of less than $0.1 million, compared to a loss of $9.4 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the six months ended June 30, 2024 was $8.7 million, a decrease of $3.4 million, or 28.1%, compared to the prior-year period. The effective tax rate for the six months ended June 30, 2024 was 28.3% compared to 38.7% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of June 30,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	2,816	2,690	126	4.7%
Montana	620	610	10	1.6%
Nevada	359	355	4	1.1%
Nebraska	239	197	42	21.3%
Total	4,034	3,852	182	4.7%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of June 30,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	15,743	14,767	976	6.6%
Montana	6,435	6,210	225	3.6%
Nevada	2,735	2,782	(47)	(1.7)%
Nebraska	844	609	235	38.6%
Total	25,757	24,368	1,389	5.7%
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
The following table sets forth information with respect to our location hold-per-day in our primary locations for the three and six months ended:

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Illinois	$862	$858	$4	0.5%
Montana	612	569	43	7.6%
Nevada	843	860	(17)	(2.0)%
Nebraska	255	237	18	7.6%

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Illinois	$861	$871	$(10)	(1.1)%
Montana	601	573	28	4.9%
Nevada	845	860	(15)	(1.7)%
Nebraska	243	229	14	6.1%

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
Adjusted net income is defined as net income plus:
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•(Gain) loss on change in fair value of contingent earnout shares
•Other expenses, net which consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, and (iii) other non-recurring expenses
•Tax effect of adjustments
Adjusted EBITDA is defined as net income plus:
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•(Gain) loss on change in fair value of contingent earnout shares
•Other expenses, net
•Tax effect of adjustments
•Depreciation and amortization of property and equipment
•Interest expense, net
•Emerging markets which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing
◦Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first
◦We currently view Pennsylvania as an emerging market
◦Prior to January 2024, Iowa was considered an emerging market
◦Prior to April 2023, Nebraska was considered an emerging market
•Income tax expense

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$14,586	$9,983	$22,002	$19,165
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	5,589	5,284	11,027	10,526
Stock-based compensation expense	3,235	2,567	5,585	4,255
(Gain) loss on change in fair value of contingent earnout shares	(4,742)	4,836	(26)	9,438
Other expenses, net	7,327	73	9,753	3,324
Tax effect of adjustments	(4,612)	(2,308)	(7,453)	(5,209)
Adjusted net income	21,383	20,435	40,888	41,499
Depreciation and amortization of property and equipment	10,794	9,446	21,228	18,509
Interest expense, net	8,906	8,243	17,566	16,131
Emerging markets	38	78	78	(720)
Income tax expense	8,544	8,410	16,152	17,311
Adjusted EBITDA	$49,665	$46,612	$95,912	$92,730

Adjusted EBITDA for the three months ended June 30, 2024, was $49.7 million, an increase of $3.1 million, or 6.5%, compared to the prior-year period. Adjusted EBITDA for the six months ended June 30, 2024, was $95.9 million, an increase of $3.2 million, or 3.4%, compared to the prior-year period. The increase for both periods was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near term acquisitions. As of June 30, 2024, we had $254.9 million in cash and cash equivalents.
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
The maturity date of the Credit Agreement is October 22, 2026.
As of June 30, 2024, there remained $267 million of availability under the Credit Agreement and the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 7.7%.

We were in compliance with all debt covenants under the Credit Agreement as of June 30, 2024 and expect to remain in compliance for the next 12 months.
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
We recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million and an unrealized gain of less than $0.1 million for the three and six months ended June 30, 2024, respectively. In comparison, we recognized an unrealized gain of $2.1 million and an unrealized loss of $0.1 million, net of taxes, for the three and six months ended June 30, 2023, respectively. We also recognized interest income on the caplets of $2.5 million and $5.1 million for the three and six months ended June 30, 2024. In comparison, we recognized interest income on the caplets of $2.3 million and $4.2 million for the three and six months ended June 30, 2023, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)

Net cash provided by operating activities	$57,614	$63,845	$(6,231)	(9.8)%
Net cash used in investing activities	(69,324)	(16,245)	(53,079)	326.7%
Net cash provided by (used in) financing activities	5,022	(38,279)	43,301	113.1%

Net cash provided by operating activities
For the six months ended June 30, 2024, net cash provided by operating activities was $57.6 million, a decrease of $6.2 million compared to the prior-year period due primarily to lower deferred income taxes and lower working capital adjustments, partially offset by higher remeasurements on contingent consideration.
Net cash used in investing activities
For the six months ended June 30, 2024, net cash used in investing activities was $69.3 million, an increase in cash used of $53.1 million compared to the prior-year period. The increase in cash used was primarily attributable to more cash used for business and asset acquisitions, deposits paid against a portion of the purchase price on a pending business acquisition as well as an investment in an equity interest, partially offset by the proceeds from the settlement of the convertible notes in the prior year and lower purchases of property and equipment. We anticipate our capital expenditures will be approximately $55–65 million in 2024.
Net cash provided by (used in) financing activities
For the six months ended June 30, 2024, net cash provided by financing activities was $5.0 million, compared to cash used in financing activities of $38.3 million in the prior-year period. The change reflects an increase in cash due to higher borrowings, partially offset by higher stock repurchases.

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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $568.1 million as of June 30, 2024. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.7 million annually, assuming the balance outstanding under the credit facility remained at $568.1 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2024, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents a summary of share repurchases made during the second quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

April 1, 2024 - April 30, 2024	86,777	$11.18	$74.8

May 1, 2024 - May 31, 2024	338,117	$9.97	$71.5

June 1, 2024 - June 30, 2024	481,038	$10.10	$66.6

Total	905,932	$10.16
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

ACCEL ENTERTAINMENT, INC.

Date: July 30, 2024	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer