Form 10-Q
period 2024-09-30
Accel Entertainment, Inc.
filed 2024-10-30
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were 82,343,457 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Net gaming	$289,923	$274,123	$871,300	$831,054
Amusement	5,104	5,411	16,772	17,839
Manufacturing	1,705	3,334	9,122	9,886
ATM fees and other	5,495	4,629	16,263	14,573
Total net revenues	302,227	287,497	913,457	873,352
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	210,841	198,743	633,325	604,603
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	962	2,065	5,283	5,627
General and administrative	47,930	45,183	142,105	132,421
Depreciation and amortization of property and equipment	11,001	9,405	32,229	27,914
Amortization of intangible assets and route and customer acquisition costs	5,781	5,299	16,808	15,825
Other expenses, net	3,867	1,682	13,620	5,006
Total operating expenses	280,382	262,377	843,370	791,396
Operating income	21,845	25,120	70,087	81,956
Interest expense, net	9,164	8,415	26,730	24,546
Loss from unconsolidated affiliates	1	—	1	—
Loss on change in fair value of contingent earnout shares	4,216	1,625	4,190	11,063
Income before income tax expense	8,464	15,080	39,166	46,347
Income tax expense	3,569	4,630	12,269	16,732
Net income	$4,895	$10,450	$26,897	$29,615
Earnings per common share:
Basic	$0.06	$0.12	$0.32	$0.34
Diluted	0.06	0.12	0.32	0.34
Weighted average number of common shares outstanding:
Basic	82,952	85,865	83,718	86,305
Diluted	84,322	87,114	84,890	87,022

Comprehensive income
Net income	$4,895	$10,450	$26,897	$29,615
Unrealized (loss) gain on interest rate caplets (net of income tax (benefit) expense of $(1,526), $37, $(1,524), and $(3) respectively)	(4,075)	97	(4,071)	(7)
Comprehensive income	$820	$10,547	$22,826	$29,608
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$265,085	$261,611
Accounts receivable, net	7,830	13,467
Prepaid expenses	8,168	6,287
Inventories	9,090	7,681
Interest rate caplets	5,510	8,140
Deposits	18,293	6,555
Other current assets	9,347	8,853
Total current assets	323,323	312,594
Property and equipment, net	281,917	260,813
Noncurrent assets:
Route and customer acquisition costs, net	23,725	19,188
Location contracts acquired, net	176,793	176,311
Goodwill	102,151	101,554
Other intangible assets, net	18,715	20,542
Interest rate caplets, net of current	1,176	4,871
Other assets	22,406	17,020
Total noncurrent assets	344,966	339,486
Total assets	$950,206	$912,893
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt	$28,490	$28,483
Current portion of route and customer acquisition costs payable	2,122	1,505
Accrued location gaming expense	8,921	9,350
Accrued state gaming expense	30,503	18,364
Accounts payable and other accrued expenses	36,462	36,012
Accrued compensation and related expenses	10,108	12,648
Current portion of consideration payable	2,766	3,288
Total current liabilities	119,372	109,650
Long-term liabilities:
Debt, net of current maturities	525,572	514,091
Route and customer acquisition costs payable, less current portion	7,306	4,955
Consideration payable, less current portion	10,882	4,201
Contingent earnout share liability	36,017	31,827
Other long-term liabilities	6,188	7,015
Deferred income tax liability, net	38,150	42,750
Total long-term liabilities	624,115	604,839
Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 95,409,648 shares issued and 82,430,205 shares outstanding at September 30, 2024; 95,016,960 shares issued and 84,123,385 shares outstanding at December 31, 2023	8	8
Additional paid-in capital	210,225	203,046
Treasury stock, at cost	(133,760)	(112,070)
Accumulated other comprehensive income	3,865	7,936
Accumulated earnings	126,381	99,484
Total stockholders' equity	206,719	198,404
Total liabilities and stockholders' equity	$950,206	$912,893
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	83,778,268	8	204,456	(11,488,392)	(118,252)	9,017	$106,900	202,129
Repurchase of common stock	(905,932)	—	—	(905,932)	(9,293)	—	—	(9,293)
Stock-based compensation	—	—	3,235	—	—	—	—	3,235
Exercise of stock-based awards, net of shares withheld	85,817	—	(492)	—	—	—	—	(492)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(1,077)	—	(1,077)
Net income	—	—	—	—	—	—	14,586	14,586
Balance, June 30, 2024	82,958,153	8	207,199	(12,394,324)	(127,545)	7,940	121,486	209,088
Repurchase of common stock	(585,119)	—	—	(585,119)	(6,215)	—	—	(6,215)
Stock-based compensation	—	—	3,342	—	—	—	—	3,342
Exercise of stock-based awards, net of shares withheld	57,171	—	(316)	—	—	—	—	(316)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(4,075)	—	(4,075)
Net income	—	—	—	—	—	—	4,895	4,895
Balance, September 30, 2024	82,430,205	$8	$210,225	(12,979,443)	$(133,760)	$3,865	$126,381	$206,719

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY- (Continued)
(Unaudited)

(In thousands, except shares)						Accumulated
	Class A-1		Additional	Treasury		Other		Total
	Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2023	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	(476,718)	—	—	(476,718)	(4,206)	—	—	(4,206)
Stock-based compensation	—	—	1,688	—	—	—	—	1,688
Exercise of stock-based awards, net of shares withheld	247,153	—	(602)	—	—	—	—	(602)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	(2,166)	—	(2,166)
Net income	—	—	—	—	—	—	9,182	9,182
Balance, March 31, 2023	86,444,825	9	195,243	(8,306,379)	(85,903)	10,074	63,063	182,486
Repurchase of common stock	(887,174)	—	—	(887,174)	(8,230)	—	—	(8,230)
Stock-based compensation	—	—	2,567	—	—	—	—	2,567
Exercise of stock-based awards, net of shares withheld	48,074	—	(120)	—	—	—	—	(120)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	2,062	—	2,062
Net income	—	—	—	—	—	—	9,983	9,983
Balance, June 30, 2023	85,605,725	9	197,690	(9,193,553)	(94,133)	12,136	73,046	188,748
Repurchase of common stock	(301,199)	—	—	(301,199)	(3,376)	—	—	(3,376)
Stock-based compensation	—	—	2,718	—	—	—	—	2,718
Exercise of stock-based awards	85,363	—	137	—	—	—	—	137
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	97	—	97
Net income	—	—	—	—	—	—	10,450	10,450
Balance, September 30, 2023	85,389,889	$9	$200,545	(9,494,752)	$(97,509)	$12,233	$83,496	$198,774
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,897	$29,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,229	27,914
Amortization of intangible assets and route and customer acquisition costs	16,808	15,825
Amortization of debt issuance costs	1,348	1,349
Loss on change in fair value of contingent earnout shares	4,190	11,063
Stock-based compensation	8,927	6,973
Loss on disposal of property and equipment	618	94
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	947	784
Remeasurement of contingent consideration	5,764	178
Payments on consideration payable	(2,091)	(2,123)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,131	1,141
Deferred income taxes	(3,076)	9,047
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other current assets	(2,608)	(1,183)
Accounts receivable, net	5,637	(2,196)
Inventories	(1,409)	167
Route and customer acquisition costs	(7,155)	(2,762)
Route and customer acquisition costs payable	2,661	(449)
Accounts payable and accrued expenses	15,830	1,783
Accrued compensation and related expenses	(2,540)	(1,415)
Other assets	3,557	(3,798)
Net cash provided by operating activities	107,665	92,007
Cash flows from investing activities:
Purchases of property and equipment	(55,088)	(60,218)
Proceeds from the sale of property and equipment	689	1,464
Proceeds from the settlement of convertible notes	—	32,065
Deposits against a portion of the purchase price on a pending business acquisition	(11,763)	(4,600)
Investment in unconsolidated affiliate	(5,000)	—
Loss from unconsolidated affiliates	1	—
Business and asset acquisitions, net of cash acquired	(19,063)	(4,115)
Net cash used in investing activities	(90,224)	(35,404)
Cash flows from financing activities:
Proceeds from debt	49,500	123,000
Payments on debt	(38,625)	(152,875)
Payments for debt issuance costs	—	(300)
Payments for repurchase of common stock	(21,475)	(15,655)
Payments on interest rate caplets	(736)	(723)
Proceeds from exercise of stock-based awards	68	208
Payments on finance leases	(164)	—
Payments on consideration payable	(439)	(3,022)
Tax withholding on stock-based payments	(2,096)	(961)
Net cash used in financing activities	(13,967)	(50,328)
Net increase in cash and cash equivalents	3,474	6,275
Cash and cash equivalents:
Beginning of period	261,611	224,113
End of period	$265,085	$230,388

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$24,545	$22,586
Income taxes	$14,840	$7,575
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$10,655	$11,655
Deferred premium on interest rate caplets	$1,323	$2,302
Acquisition of businesses and assets:
Total identifiable net assets acquired	$21,164	$4,115
Less consideration payable	(2,101)	—
Cash purchase price	$19,063	$4,115
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
The Company’s business primarily consists of the installation, maintenance, operation and servicing of gaming terminals and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country. The Company also operates stand-alone ATMs in gaming and non-gaming locations.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Equity method investments: Investments in unconsolidated affiliates, which do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or variable interest entities, are accounted for under the equity method. The Company records its share of net income or loss from equity method investments within (Income) loss from unconsolidated affiliates in the condensed consolidated statements of operations and comprehensive income based on the most recently available financials after a lag of one quarter. The Company also adjusts the carrying value of its investments in unconsolidated affiliates based on its share of net income or loss from equity method investments.
On June 17, 2024, the Company invested $5.0 million in HBC Gaming LLC (“HBC”), in exchange for a 5% equity interest. HBC is a local entertainment company based in Hampton, New Hampshire that specializes in providing a variety of gaming services to its customers. The Company’s 5% investment qualifies for equity method accounting. The Company recorded its initial investment of $5.0 million within other assets on the condensed consolidated balance sheets. The Company also has obligations to fund additional equity investments in the event certain construction and development milestones are met in an amount up to 10% ownership of HBC, on an undiluted basis, at an additional cost of up to $6.5 million.
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the three and nine months ended September 30, 2024.
Revenue recognition: The Company generates revenues from the following types of services: gaming terminals, amusements, and ATMs. The Company also generates manufacturing revenue from the sale of gaming terminals and associated software. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.
Total net revenues for the three and nine months ended September 30, 2024 and 2023 are further disaggregated by the primary states in which the Company operates.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues by state:
Illinois	$223,338	$212,113	$675,294	$647,903
Montana	39,648	39,362	120,372	115,088
Nevada	28,350	28,003	86,881	87,833
Nebraska	6,538	4,802	18,621	13,213
Other	4,353	3,217	12,289	9,315
Total net revenues	$302,227	$287,497	$913,457	$873,352

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
Note 3. Inventories
Inventories consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and manufacturing supplies	$7,394	$5,693
Finished products	1,696	1,988
Total inventories	$9,090	$7,681
As of September 30, 2024 and December 31, 2023, no inventory valuation allowance was determined to be necessary.
Note 4. Investment in Convertible Notes
On May 31, 2023, the Company and Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the Company’s investment in Gold Rush’s convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has a receivable from Gold Rush of $1.4 million as of September 30, 2024, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other current assets in the condensed consolidated balance sheets. The Company also recorded a gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Gaming terminals, software and equipment	$401,916	$361,662
Amusement, ATM and other equipment	28,788	27,182
Office equipment and furniture	3,868	3,385
Computer equipment and software	21,831	20,592
Leasehold improvements	9,939	8,281
Vehicles	21,945	19,862
Buildings and improvements	17,104	14,047
Land	2,998	2,469
Construction in progress	1,683	5,480
Total property and equipment	510,072	462,960
Less accumulated depreciation and amortization	(228,155)	(202,147)
Total property and equipment, net	$281,917	$260,813
Depreciation and amortization of property and equipment was $11.0 million and $32.2 million for the three and nine months ended September 30, 2024, respectively. In comparison, depreciation and amortization of property and equipment was $9.4 million and $27.9 million for the three and nine months ended September 30, 2023, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $11.4 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $9.4 million and $6.5 million as of September 30, 2024 and December 31, 2023, respectively, of which approximately $2.1 million and $1.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $22.2 million and $20.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.4 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively.
Route and customer acquisition costs consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cost	$39,263	$33,855
Accumulated amortization	(15,538)	(14,667)
Route and customer acquisition costs, net	$23,725	$19,188

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Amortization expense of route and customer acquisition costs was $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at acquisition at fair value based on an income approach. Location contracts acquired consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cost	$300,520	$286,728
Accumulated amortization	(123,727)	(110,417)
Location contracts acquired, net	$176,793	$176,311
Amortization expense of location contracts acquired was $4.6 million and $13.3 million for the three and nine months ended September 30, 2024, respectively. In comparison, amortization expense of location contracts acquired was $4.3 million and $12.8 million for the three and nine months ended September 30, 2023, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company acquired various companies which were accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The total excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill of $102.2 million and $101.6 million as of September 30, 2024 and December 31, 2023, respectively, of which $36.8 million was deductible for tax purposes as of September 30, 2024.
On June 26, 2024, the Company acquired BRM Services, Inc. (“Jorgenson’s Lounge”), a hospitality location in Helena, Montana, for a total purchase price of $1.1 million, of which $0.3 million was recorded as goodwill.
On September 19, 2024, the Company completed its acquisition of 24th Street Station Casino (“24th Street Station”), a hospitality location in Billings, Montana, for a total purchase price of $0.8 million, of which $0.1 million was recorded as goodwill.
On September 19, 2024, the Company completed its acquisition of Lucky 7’s Beverages, LLC (“Lucky 7s”), a hospitality location in Billings, Montana, for a total purchase price of $0.8 million, of which $0.1 million was recorded as goodwill.
For the full allocation of the purchase price for these acquisitions, see Note 10.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2024	$101,554
Addition to goodwill for acquisition of Jorgenson’s Lounge	306
Addition to goodwill for acquisition of 24th Street Station	146
Addition to goodwill for acquisition of Lucky 7s	145
Goodwill balance as of September 30, 2024	$102,151

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
Other intangible assets consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(2,267)	$4,533	$6,800	$(1,538)	$5,262
Software Applications	8 years	7,800	(2,275)	5,525	7,800	(1,544)	6,256
Trade Names	20 years	9,800	(1,143)	8,657	9,800	(776)	9,024
		$24,400	$(5,685)	$18,715	$24,400	$(3,858)	$20,542
Amortization expense of other intangible assets was $0.6 million and $1.8 million for both the three and nine months ended September 30, 2024, and September 30, 2023, respectively.
Indefinite-lived intangible assets
The Company also has indefinite-lived intangible assets related to operating licenses totaling $5.7 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively, which are recorded within other assets on the condensed consolidated balance sheets.
Note 9. Debt
The Company’s debt as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Revolving credit facility	$77,500	$46,000
Term Loan	297,500	310,625
Delayed Draw Term Loan	181,250	188,750
Total borrowings	556,250	545,375
Add: Remaining premium on interest rate caplets financed as debt	1,323	2,059
Less: Debt issuance costs	(3,511)	(4,860)
Total debt, net of debt issuance costs	554,062	542,574
Less: Current maturities	(28,490)	(28,483)
Total debt, net of current maturities	$525,572	$514,091

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As of September 30, 2024, the weighted-average interest rate on the Company’s borrowings was approximately 7.6%.
During October 2024, the Company borrowed an additional $119.0 million on the Delayed Draw Term Loan (“DDTL”) under the existing credit agreement, as amended, of which $77.5 million was used to pay down the revolving credit facility under the credit agreement, as amended, $35.0 million is anticipated to be used for a pending business acquisition and the remaining $6.5 million was used for general business operations. The Company’s ability to borrow on the DDTL ended on October 22, 2024.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month LIBOR/SOFR interest rates on the first $300 million of the term loan under the Company’s existing credit agreement, as amended, by entering into a 4-year series of 48 deferred premium caplets (“caplets”)
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $4.1 million for both the three and nine months ended September 30, 2024. In comparison, the Company recognized an unrealized gain of $0.1 million and an unrealized loss of less than $0.1 million, both net of taxes, for the three and nine months ended September 30, 2023, respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $2.6 million and $7.7 million for the three and nine months ended September 30, 2024, respectively. In comparison, the Company recognized interest income on the caplets of $2.5 million and $6.7 million for the three and nine months ended September 30, 2023, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business Acquisitions
2024 Business Acquisitions
24th Street Station
On September 19, 2024, the Company completed its acquisition of 24th Street Station for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million, and ii) goodwill totaling $0.1 million. The results of operations for the 24th Street Station are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Lucky 7s
On September 19, 2024, the Company completed its acquisition of Lucky 7s for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million, and ii) goodwill totaling $0.1. The results of operations for Lucky 7s are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Jorgenson’s Lounge
On June 26, 2024, the Company acquired Jorgenson’s Lounge for a total purchase price of $1.1 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million, and ii) goodwill totaling $0.3 million. The results of operations Jorgenson’s Lounge are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The present value of the consideration payable was $2.2 million as of September 30, 2024 and is recorded in consideration payable on the condensed consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million, and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Doc & Eddy’s
On January 10, 2024, the Company acquired Doc & Eddy’s West (“D&E”), a hospitality operation in Montana. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $2.3 million, which the Company paid in cash at closing, and was allocated to the following assets: i) buildings totaling $1.0 million, ii) indefinite long-lived assets totaling $0.9 million and iii) land totaling $0.4 million. The results of operations for D&E are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Pending Business Acquisition
Louisiana acquisition
On April 11, 2023, the Company entered into an agreement to acquire a distributed gaming operator in the state of Louisiana with an option to acquire a second distributed gaming operator in the state of Louisiana. In connection therewith, the Company has paid $18.1 million through September 30, 2024, as an advance against a portion of the purchase price and is recorded within deposits on the condensed consolidated balance sheets. Furthermore, on August 10, 2023, the Company loaned the distributed gaming operator $0.3 million. Closing is expected in the fourth quarter of 2024.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Fairmount
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90-days in investing activities, payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
TAV*	$509	$—	$2,005	—
Fair Share Gaming*	863	4,887	504	92
Skyhigh*	562	4,241	528	3,941
IVSM	99	178	94	168
IGE	576	1,576	—	—
Tom's Amusements*	57	—	57	—
Island*	100	—	100	—
Total	$2,766	$10,882	$3,288	$4,201
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
In 2019, 5,000,000 shares of Class A-2 common stock were issued, subject to the conditions set forth in a restricted stock agreement (the “Restricted Stock Agreement”), which sets forth the terms upon which the Class A-2 common stock will be exchanged for an equal number of validly issued, fully paid and non-assessable Class A-1 common stock. The exchange of Class A-2 common stock for Class A-1 common stock will be subject to the terms and conditions set forth in the Restricted Stock Agreement, with such exchanges occurring in three separate tranches upon the satisfaction of the specified triggers, based on the closing sale price of Class A-1 common stock exceeding certain prices over certain trading periods.
In 2020, the market condition for the settlement of Tranche I was satisfied. As a result, 1,666,636 shares of the 1,666,666 shares of Class A-2 common stock were converted into Class A-1 common stock.
The market conditions for the remaining two Tranches are as follows:
•Tranche II, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if the closing sale price of Class A-1 common stock on the New York Stock Exchange (“NYSE”) equals or exceeds $14.00 for at least twenty trading days in any consecutive thirty trading day period; and

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

•Tranche III, equal to 1,666,667 shares of Class A-2 common stock, will be exchanged for Class A-1 common stock if the closing sale price of Class A-1 common stock on the NYSE equals or exceeds $16.00 for at least twenty trading days in any consecutive thirty trading day period.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,686	—	6,686	—

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	13,011	—	13,011	—
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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$12,862	$—	$—	$12,862
Contingent earnout shares	36,017	—	36,017	—
Warrants	13	—	13	—
Total	$48,892	$—	$36,030	$12,862

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,484	$—	$—	$5,484
Contingent earnout shares	31,827	—	31,827	—
Warrants	13	—	13	—
Total	$37,324	$—	$31,840	$5,484
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
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's Class A-1 common stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to Class A-1 common stock. The valuation of the Company's contingent consideration is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations and comprehensive income.
Warrants
The Company has 5,144 warrants outstanding as of September 30, 2024, which will expire in November 2024. The liability for the Company’s warrants is included in other long-term liabilities on the condensed consolidated balance sheets. The Company determined the fair value of its warrants by using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of the Company's Class A-1 common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The Company's valuation of its warrants is considered to be a Level 2 fair value measurement. Changes in the fair value of the warrants are included within gain on change in fair value of warrants on the accompanying condensed consolidated statements of operations and comprehensive income, if applicable. There was no change in the fair value of the warrants for the three and nine months ended September 30, 2024 and 2023.
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million shares of Class A-1 common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2024, the Company acquired a total of 13,495,065 shares under the plan at a total purchase price of $139.5 million, of which 2,085,868 shares at a total purchase price of $21.5 million were acquired during the nine months ended September 30, 2024.

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
The Company issued 184,612 RSUs to certain eligible employees during the third quarter of 2024, which will vest over a period of 3 to 4 years. The estimated grant date fair value of these RSUs totaled $2.1 million.
Stock-based compensation expense, which pertains to the Company’s stock options, RSUs and PSUs, was $3.3 million and $8.9 million for the three and nine months ended September 30, 2024, respectively. In comparison, stock-based compensation expense was $2.7 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 15. Income Taxes
The Company recognized income tax expense of $3.6 million and $12.3 million for the three and nine months ended September 30, 2024, respectively. In comparison, the Company recognized income tax expense of $4.6 million and $16.7 million for the three and nine months ended September 30, 2023, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 42.2% and 31.3% for the three and nine months ended September 30, 2024, respectively. In comparison, the Company’s effective tax rate was 30.7% and 36.1% for the three and nine month ended September 30, 2023, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
On October 7, 2019, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Rowell and other parties related to Rowell’s breaches of his non-compete agreement with Accel. The Company alleged that Rowell and a competitor were working together to interfere with the Company’s customer relationships. On November 7, 2019, Rowell filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company alleging that he had not received certain equity interests

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

in the Company to which he was allegedly entitled under his agreement. On July 18, 2024, the Company and Rowell entered into a settlement agreement pursuant to which the Company paid Rowell $0.1 million in exchange for a mutual release of the Company's claims against Rowell and Rowell's claims against the Company. The litigation involving Action Gaming, J&J, and the other parties, as described above, remains pending.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The results for the nine months ended September 30, 2024 and 2023 included a loss of $0.3 million and $1.4 million, respectively, related to these matters and is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.

Note 17. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$4,895	$10,450	$26,897	$29,615

Basic weighted average outstanding shares of common stock	82,952	85,865	83,718	86,305
Dilutive effect of stock-based awards for common stock	1,370	1,249	1,172	717
Diluted weighted average outstanding shares of common stock	84,322	87,114	84,890	87,022

Earnings per common share:
Basic	$0.06	$0.12	$0.32	$0.34
Diluted	$0.06	$0.12	$0.32	$0.34
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.3 million and 4.4 million shares as of September 30, 2024 and 2023, respectively.

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

Montana	2023	Yellowstone Casino and other local retail/parlor locations	•Retail gaming locations licensed to sell alcoholic beverages and offering a maximum of 20 gaming terminals •Certain locations have attractive food offerings •Currently, we have five parlor locations

State	Year Operations Started or Year of Acquisition	Branding	Operations
Nevada	2022	Century Gaming
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
Manufacturing. Manufacturing revenue represents sales of gaming terminals and software as well as other ancillary equipment.

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
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of gaming terminals and software as well as other ancillary equipment.
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

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2024 and 2023:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues:
Net gaming	$289,923	$274,123	$15,800	5.8%
Amusement	5,104	5,411	(307)	(5.7)%
Manufacturing	1,705	3,334	(1,629)	(48.9)%
ATM fees and other	5,495	4,629	866	18.7%
Total net revenues	302,227	287,497	14,730	5.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	210,841	198,743	12,098	6.1%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	962	2,065	(1,103)	(53.4)%
General and administrative	47,930	45,183	2,747	6.1%
Depreciation and amortization of property and equipment	11,001	9,405	1,596	17.0%
Amortization of intangible assets and route and customer acquisition costs	5,781	5,299	482	9.1%
Other expenses, net	3,867	1,682	2,185	129.9%
Total operating expenses	280,382	262,377	18,005	6.9%
Operating income	21,845	25,120	(3,275)	(13.0)%
Interest expense, net	9,164	8,415	749	8.9%
Loss from unconsolidated affiliates	1	—	1	N/A
Loss on change in fair value of contingent earnout shares	4,216	1,625	2,591	159.4%
Income before income tax expense	8,464	15,080	(6,616)	(43.9)%
Income tax expense	3,569	4,630	(1,061)	(22.9)%
Net income	$4,895	$10,450	$(5,555)	(53.2)%

Net revenues
Total net revenues for the three months ended September 30, 2024 were $302.2 million, an increase of $14.7 million, or 5.1%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $15.8 million, which reflected an increase in gaming locations and terminals. Manufacturing revenue was $1.7 million, a decrease of $1.6 million, or 48.9%, compared to the prior-year period due to lower equipment sales. Net revenues by state are presented below (in thousands):

(in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues by state:
Illinois	$223,338	$212,113	$11,225	5.3%
Montana	39,648	39,362	286	0.7%
Nevada	28,350	28,003	347	1.2%
Nebraska	6,538	4,802	1,736	36.2%
Other	4,353	3,217	1,136	35.3%
Total net revenues	$302,227	$287,497	$14,730	5.1%
Cost of revenue
Cost of revenue for the three months ended September 30, 2024 was $210.8 million, an increase of $12.1 million, or 6.1%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended September 30, 2024 was $1.0 million, a decrease of $1.1 million, or 53.4%, compared to the prior-year period driven by lower equipment sales, as described above.
General and administrative
General and administrative expenses for the three months ended September 30, 2024 were $47.9 million, an increase of $2.7 million, or 6.1%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense, partially offset by lower parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2024 was $11.0 million, an increase of $1.6 million, or 17.0%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended September 30, 2024 were $5.8 million, an increase of $0.5 million, or 9.1%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the three months ended September 30, 2024 were $3.9 million, an increase of $2.2 million, or 129.9%, compared to the prior-year period. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and higher non-recurring expenses related to acquisitions.

Interest expense, net
Interest expense, net for the three months ended September 30, 2024 was $9.2 million, an increase of $0.7 million, or 8.9%, compared to the prior-year period primarily due to an increase in average outstanding debt, partially offset by the benefit realized on our interest rate caplets. For the three months ended September 30, 2024, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.6% for both periods.
Loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended September 30, 2024 was a loss of $4.2 million, compared to a loss of $1.6 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended September 30, 2024 was $3.6 million, a decrease of $1.1 million, or 22.9%, compared to the prior-year period. The effective tax rate for the three months ended September 30, 2024 was 42.2% compared to 30.7% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2024 and 2023:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues:
Net gaming	$871,300	$831,054	$40,246	4.8%
Amusement	16,772	17,839	(1,067)	(6.0)%
Manufacturing	9,122	9,886	(764)	(7.7)%
ATM fees and other	16,263	14,573	1,690	11.6%
Total net revenues	913,457	873,352	40,105	4.6%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	633,325	604,603	28,722	4.8%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	5,283	5,627	(344)	(6.1)%
General and administrative	142,105	132,421	9,684	7.3%
Depreciation and amortization of property and equipment	32,229	27,914	4,315	15.5%
Amortization of intangible assets and route and customer acquisition costs	16,808	15,825	983	6.2%
Other expenses, net	13,620	5,006	8,614	172.1%
Total operating expenses	843,370	791,396	51,974	6.6%
Operating income	70,087	81,956	(11,869)	(14.5)%
Interest expense, net	26,730	24,546	2,184	8.9%
Loss from unconsolidated affiliates	1	—	1	N/A
Loss on change in fair value of contingent earnout shares	4,190	11,063	(6,873)	(62.1)%
Income before income tax expense	39,166	46,347	(7,181)	(15.5)%
Income tax expense	12,269	16,732	(4,463)	(26.7)%
Net income	$26,897	$29,615	$(2,718)	(9.2)%

Net revenues
Total net revenues for the nine months ended September 30, 2024 were $913.5 million, an increase of $40.1 million, or 4.6%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $40.2 million, which reflected an increase in gaming locations and terminals. Net revenues by state are presented below (in thousands):

(in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Net revenues by state:
Illinois	$675,294	$647,903	$27,391	4.2%
Montana	120,372	115,088	5,284	4.6%
Nevada	86,881	87,833	(952)	(1.1)%
Nebraska	18,621	13,213	5,408	40.9%
Other	12,289	9,315	2,974	31.9%
Total net revenues	$913,457	$873,352	$40,105	4.6%
Cost of revenue
Cost of revenue for the nine months ended September 30, 2024 was $633.3 million, an increase of $28.7 million, or 4.8%, compared to the prior-year period, driven by higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the nine months ended September 30, 2024 was $5.3 million, a decrease of $0.3 million, or 6.1%, compared to the prior-year period primarily due to lower manufacturing revenue.
General and administrative
General and administrative expenses for the nine months ended September 30, 2024 were $142.1 million, an increase of $9.7 million, or 7.3%, compared to the prior-year period. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense, partially offset by lower legal settlements and lower parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2024 was $32.2 million, an increase of $4.3 million, or 15.5%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the nine months ended September 30, 2024 were $16.8 million, an increase of $1.0 million, or 6.2%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2024 were $13.6 million, an increase of $8.6 million, or 172.1%, compared to the prior-year period. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and higher non-recurring expenses related to acquisitions, as well as the impact of a $1.7 million gain recognized in the prior-year period on the convertible note settlement as discussed in Note 4 to the condensed consolidated financial statements.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2024 was $26.7 million, an increase of $2.2 million, or 8.9%, compared to the prior-year period primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the nine months ended September 30, 2024, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 7.6% compared to a rate of approximately 7.2% for the prior-year period.
Loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the nine months ended September 30, 2024 was a loss of $4.2 million, compared to a loss of $11.1 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the nine months ended September 30, 2024 was $12.3 million, a decrease of $4.5 million, or 26.7%, compared to the prior-year period. The effective tax rate for the nine months ended September 30, 2024 was 31.3% compared to 36.1% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of September 30,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	2,791	2,724	67	2.5%
Montana	615	611	4	0.7%
Nevada	356	352	4	1.1%
Nebraska	252	219	33	15.1%
Total	4,014	3,906	108	2.8%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of September 30,		Increase / (Decrease)
	2024	2023	Change	Change (%)
Illinois	15,714	15,020	694	4.6%
Montana	6,448	6,252	196	3.1%
Nevada	2,685	2,744	(59)	(2.2)%
Nebraska	882	688	194	28.2%
Total	25,729	24,704	1,025	4.1%
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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three and nine months ended:

	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Illinois	$839	$825	$14	1.7%
Montana	613	591	22	3.7%
Nevada	802	802	—	—%
Nebraska	257	220	37	16.8%

	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)
Illinois	$859	$854	$5	0.6%
Montana	608	579	29	5.1%
Nevada	835	849	(14)	(1.6)%
Nebraska	244	228	16	7.0%

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
•Loss from unconsolidated affiliates
•Loss on change in fair value of contingent earnout shares
•Other expenses, net which consists of (i) non-cash expenses including the remeasurement of contingent consideration liabilities, (ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, and (iii) other non-recurring expenses
•Tax effect of adjustments
Adjusted EBITDA is defined as net income plus:
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•Loss from unconsolidated affiliates
•Loss on change in fair value of contingent earnout shares
•Other expenses, net
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
◦Prior to April 2023, Nebraska was considered an emerging market
•Income tax expense

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$4,895	$10,450	$26,897	$29,615
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	5,781	5,299	16,808	15,825
Stock-based compensation expense	3,342	2,718	8,927	6,973
Loss from unconsolidated affiliates	1	—	1	—
Loss on change in fair value of contingent earnout shares	4,216	1,625	4,190	11,063
Other expenses, net	3,867	1,682	13,620	5,006
Tax effect of adjustments	(3,752)	(2,707)	(11,205)	(7,916)
Adjusted net income	18,350	19,067	59,238	60,566
Depreciation and amortization of property and equipment	11,001	9,405	32,229	27,914
Interest expense, net	9,164	8,415	26,730	24,546
Emerging markets	43	(86)	121	(805)
Income tax expense	7,322	7,337	23,474	24,648
Adjusted EBITDA	$45,880	$44,138	$141,792	$136,869

Adjusted EBITDA for the three months ended September 30, 2024, was $45.9 million, an increase of $1.7 million, or 3.9%, compared to the prior-year period. Adjusted EBITDA for the nine months ended September 30, 2024, was $141.8 million, an increase of $4.9 million, or 3.6%, compared to the prior-year period. The increase for both periods was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near-term acquisitions. As of September 30, 2024, we had $265.1 million in cash and cash equivalents.
Senior Secured Credit Facility
We have entered into a credit agreement (as amended the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$150.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swingline facility with a $10.0 million sublimit,
•a $350.0 million initial term loan facility, and
•a $400.0 million delayed draw term loan facility (“DDTL”)
The maturity date of the Credit Agreement is October 22, 2026.
As of September 30, 2024, there remained $273 million of availability under the Credit Agreement and the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 7.6%.

During October 2024, we borrowed an additional $119.0 million on the DDTL under the Credit Agreement, of which $77.5 million was used to pay down the revolving credit facility under the Credit Agreement, $35.0 million is anticipated to be used for a pending business acquisition and the remaining $6.5 million was used for general business operations. Our ability to borrow on the DDTL ended on October 22, 2024.
We were in compliance with all debt covenants under the Credit Agreement as of September 30, 2024 and expect to remain in compliance for the next 12 months.
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
We recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $4.1 million for both the three and nine months ended September 30, 2024. In comparison, we recognized an unrealized gain of $0.1 million and an unrealized loss of less than $0.1 million, net of taxes, for the three and nine months ended September 30, 2023, respectively. We also recognized interest income on the caplets of $2.6 million and $7.7 million for the three and nine months ended September 30, 2024, respectively. In comparison, we recognized interest income on the caplets of $2.5 million and $6.7 million for the three and nine months ended September 30, 2023, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	Change ($)	Change (%)

Net cash provided by operating activities	$107,665	$92,007	$15,658	17.0%
Net cash used in investing activities	(90,224)	(35,404)	(54,820)	(154.8)%
Net cash used in financing activities	(13,967)	(50,328)	36,361	72.2%

Net cash provided by operating activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $107.7 million, an increase in cash of $15.7 million compared to the prior-year period due primarily to higher working capital adjustments and higher remeasurements on contingent consideration, partially offset by lower deferred income taxes.
Net cash used in investing activities
For the nine months ended September 30, 2024, net cash used in investing activities was $90.2 million, a decrease in cash of $54.8 million compared to the prior-year period. The decrease in cash was primarily attributable to the proceeds from the settlement of the convertible notes in the prior year as well as more cash used for business and asset acquisitions, higher deposits paid against a portion of the purchase price on a pending business acquisition and an investment in an equity interest, partially offset by lower purchases of property and equipment. We anticipate our capital expenditures will be approximately $60–65 million in 2024.

Net cash used in financing activities
For the nine months ended September 30, 2024, net cash used in financing activities was $14.0 million, an increase in cash of $36.4 million compared to the prior-year period. The change reflects higher net borrowings on our debt, partially offset by higher stock repurchases.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $556.3 million as of September 30, 2024. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.6 million annually, assuming the balance outstanding under the credit facility remained at $556.3 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2024, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents a summary of share repurchases made during the third quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

July 1, 2024 - July 31, 2024	366,750	$10.24	$62.9

August 1, 2024 - August 31, 2024	176,720	$10.90	$60.9

September 1, 2024 - September 30, 2024	41,649	$11.35	$60.5

Total	585,119	$10.52
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

10.1
Agreement and Plan of Merger, by and among Fairmount Holdings, Inc., Fairmount Merger Sub, Inc., Accel Entertainment, Inc. and Robert V. Vitale, an individual, solely in his capacity as the Shareholder Representative, dated as of July 12, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 2024)

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

ACCEL ENTERTAINMENT, INC.

Date: October 30, 2024	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer