Form 10-K
period 2024-12-31
Accel Entertainment, Inc.
filed 2025-03-03
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $527 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of February 25, 2025, there were 85,561,073 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, liquidity, anticipated cash needs and availability, accounting estimates and judgments, and our estimates of number of gaming terminals, locations, Adjusted EBITDA, Adjusted net income, location hold-per-day and capital expenditures. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
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

PART I
ITEM 1. BUSINESS
Who We Are
We are a leading distributed gaming and local entertainment operator in the United States (“U.S.”) and a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country. In strategic markets, we are the owner and operator of our own retail establishments, and gaming and entertainment venues.
Our operations offer a complementary source of revenue for our location partners by offering a “one-stop” solution of support, service, and equipment through:
•Providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with incremental revenue.
•Installing, maintaining, operating and servicing gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs, driving game play and player loyalty.
•Offering amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment that enhance customer experience and engagement.
We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business.
Where We Operate

State	Year Operations Started or Year of Acquisition	Branding	Operations

Illinois	2012	Accel Entertainment
•Establishments with a liquor license (Up to 6 gaming terminals)
–Bars/restaurants/retail
–Gaming cafes
–Fraternal organizations
–Veterans’ organizations
•Truck stops (Up to 6 gaming terminals)
•Large truck stops (Up to 10 gaming terminals)

Illinois	2024	FanDuel Sportsbook and Horse Racing
•Operate FanDuel Sportsbook & Racetrack, an active horse racing track in Collinsville, IL with ~50 annual race days
•Planned opening of Phase I casino in the second quarter of 2025 with Phase II build out of a permanent facility anticipated to start shortly after the completion of Phase I.
•Revenue share agreement with FanDuel to operate a sportsbook at Fairmount Park

Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 slot machines

State	Year Operations Started or Year of Acquisition	Branding	Operations
Montana	2022	Grand Vision Gaming
•Designs and manufactures gaming terminals and software that are sold to Montana, South Dakota, and West Virginia
•Develops proprietary gaming terminals and related software as well as other ancillary equipment for our distributed gaming routes in Montana, Nevada, Nebraska and Georgia

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
•Operate skill-based coin-operated amusement machines with winnings paid by gift cards through redemption terminals or Bulldog Wallet, launched in October 2024, or for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming	•Truck stop gaming parlors (up to 50 gaming terminals) •Establishments with a liquor license (up to 3 gaming terminals) –Bars/restaurants/retail –Fraternal organizations –Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Operate gaming terminals at qualified truck stops •We are live with a partner truck stop
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
•Driving profitability through operational execution to strategically position ourselves for growth and strong margins.
Our ability to succeed in implementing our growth strategy will depend to some degree upon our ability to grow inorganically. As such, we continue to pursue expansion and acquisition opportunities in gaming and related businesses, as demonstrated by our expansion into the Louisiana market in November 2024 and the successful acquisition in December 2024 of FanDuel Sportsbook and Horse Racing in Illinois, which will expand our operations into local casino gaming and horse racing.
We continually evaluate legislative efforts in states where future opportunities would permit our business to operate in new locations/states/municipalities. We are positioning ourselves to take advantage of, and expand into those new jurisdictions, should the opportunity arise.
Evaluate additional business opportunities. If we are presented with advantageous opportunities, we may acquire or develop other businesses that are complementary to our core gaming business, including:
•Expanding local entertainment where favorable competitive landscape leads to collecting a greater share of location economics through selectively owning establishments through vertical integration.
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
Our Industry
Distributed Gaming
We are a leading operator within the U.S. distributed gaming industry, which consists of the installation and service of gaming terminals at non-casino locations. Upon insertion of cash, electronic cards or vouchers, or any combination thereof, the gaming terminal is available to play or simulate the play of a video game such as video poker, slots and keno, and in which players may receive free games or credits that can be redeemed for cash or merchandise.

Distributed gaming operations facilitate a low revenue concentration per gaming location, and low-limit slots are more resilient to economic downturn as consumers typically continue to engage in locally convenient, lower cost forms of entertainment in such circumstances.
Distributed gaming is supported by generally favorable trends, including an increasing number of states contemplating approving gaming to increase tax revenues, broader acceptance in the U.S. of gaming generally, including online and digital gaming, an aging population that appreciates the convenience of gaming entertainment close to home, expected resilience through economic downturns and attractive revenue and return on invested capital profiles.
Casino and Racing
Starting in 2025, we plan to open a casino at the FanDuel Sportsbook and Racktrack in the greater St. Louis/southern Illinois market, with Phase I of the casino opening in second quarter 2025 and the Phase II build out of a permanent facility anticipated to start shortly after the completion of Phase I. The 2025 racing season is planned for April - October 2025. The casino property and associated racetrack will generate revenues and expenses from slot machines, video table games, ancillary food and beverage services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations. The racetrack license supports the casino license.
Competition
Overview
We operate in a highly competitive industry with many participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending, including spectator sports, sports wagering, and other entertainment and gaming options.
The availability of other forms of gaming could increase substantially in the future. Voters and state legislatures may seek to supplement traditional sources of tax revenue by authorizing or expanding gaming. In addition, jurisdictions are considering or have already recently legalized, implemented and expanded gaming, and there are proposals across the country that would legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Established gaming jurisdictions could also award additional gaming licenses or permit the expansion or relocation of existing gaming operations.
Distributed Gaming
We compete on the basis of the responsiveness of our service to our locations and players, and the popularity, content, features, quality, functionality and reliability of our products. In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated, as follows:

Statutory Splits	Negotiated Splits
Net terminal income splits are statutorily predetermined; minimum and maximum wagers are mandated by the applicable governing bodies	Net terminal income splits are negotiated
Pricing is not considered a factor as revenue splits with our locations are mandated by law	Pricing is driver in contract negotiations as all revenue splits are negotiated
Location and customer experience are key differentiating factors for selecting us over our competitors	Our focus on player appeal, customer service and reputation are also key factors impacting competition
Our markets with statutory splits are: Illinois, Georgia, Pennsylvania	Our markets with negotiated splits are: Montana, Nevada, Nebraska, Iowa, Louisiana
We face particularly robust competition from other forms of gaming. The distributed gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks (including those featuring slot machines and/or table games), fantasy sports, real money iGaming, and other forms of gaming. In addition, Internet-based lotteries, sweepstakes, fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings and could divert players from using our products in their locations. Even Internet wagering services that may be illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert players from visiting location partners to play on our gaming terminals.
Casino and Racing
Our Fairmount Park (Casino & Racing) property operates in a highly competitive environment and will primarily compete for customers with other casinos in the surrounding regional gaming markets. This property competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling, and other forms of legalized gaming in the U.S.
As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing, and purse sizes.
Suppliers
We purchase multi-game gaming terminals from leading manufacturers such as Light & Wonder, Inc., International Game Technology (“IGT”), Aristocrat and Novomatic. We purchase gaming terminals in upright, slant and bar-top varieties. Games include different varieties of slots, poker, and keno games.
We believe our efforts to procure gaming terminals from various sources better enables us to meet the needs of our location partners and players. We routinely meet with existing and potential manufacturers in the market to discuss performance, service trends, and feedback from location partners and players.
We also purchase redemption terminals, amusement devices and stand-alone ATMs from reputable suppliers such as NRT Technology, Touch Tunes, Arachnid, and Diamond.
Intellectual Property
We own or have the right to use the trademarks, service marks or trade names that we use or will use in conjunction with the operation of our business. In the highly competitive gaming industry, trademarks, service marks, trade names and logos are important to the success of our business. As of December 31, 2024, we owned 432 registered trademarks. We also rely on software or technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future and as a result, we may be required to obtain substitute software or technologies.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, our operations in colder climates typically experience lower revenues in the summer when players typically spend less time indoors, and higher revenues in cold weather, specifically between February and April, when players will typically spend more time indoors. Our racing operations will only operate during the months where the weather is conducive to racing, which is typically from late spring through the early fall. Holidays, vacation seasons and sporting events may also cause our revenues to fluctuate.
Human Capital Resources
We believe that human capital management, including attracting, developing and retaining a high-quality workforce is critical to our long-term success. Our Board of Directors (the “Board”) is charged with oversight of human capital management. We strive to promote a welcoming workplace that fosters partnership with location owners and encourages our employees to bring their best ideas to work every day. As of December 31, 2024, we employ approximately 1,500 people nationwide, and protecting the safety, health, and well-being of our employees is a top priority. We strive to achieve an injury-free work environment and continue to have zero tolerance for unsafe work conditions for our employees who continue to move, support and sell our products and services. As of December 31, 2024, approximately 220 employees were covered by 11 union contracts and 6 unions agreements. We have not experienced material interruptions of operations due to disputes with our employees. Our human capital management focuses on the following priorities:
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
•Union-sponsored multiemployer benefit plans for certain of our union employees, which includes the participation in several multiemployer defined benefit pension plans under terms of a collective bargaining agreement
•Employee assistance program that provides free and confidential counseling to all employees and their families.
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
We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect our operations and ability to retain key employees. If we fail to obtain a license required in a particular jurisdiction for gaming and gaming terminals, hardware or software and racing operations or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delay, difficulty or failure by us to obtain or retain a required license or approval in one jurisdiction could negatively impact the ability to obtain or retain required licenses and approvals in other jurisdictions, or affect eligibility for a license in other jurisdictions, which can negatively affect opportunities for growth. For example, if one of our licenses to operate in Illinois is not renewed as a result of a failure to satisfy suitability requirements or otherwise, our ability to obtain or maintain a license in Montana, Nebraska, Pennsylvania, Georgia, Louisiana, or Pennsylvania may be harmed. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay. The necessary permits, licenses and approvals may not be obtained within the anticipated time frames, or at all. Additionally, licenses, approvals or findings of suitability may be revoked, suspended or conditioned at any time. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, it could have an adverse effect on our results of operations, cash flows and financial condition.
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
Our success depends upon its ability to fulfill the needs of location partners and players by offering new and innovative products and services on a timely basis. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. If we fail to accurately anticipate the needs of location and player preferences, we could lose business to competitors, which would adversely affect our results of operations, cash flows and financial condition. We may not have the financial resources needed to introduce new products or services on a timely basis or at all.
Our business depends on content for gaming terminals, stand-alone ATMs, redemption devices, and amusement devices that is developed by third-party suppliers. We believe that creative and appealing game content results in more players visiting our location partners, which offers more revenue for location partners and provides them with a competitive advantage, which in turn enhances our revenue and ability to attract new business and to retain existing business. The success of such content is dependent on these suppliers’ ability to anticipate changes in consumer tastes, preferences and requirements and deliver to us in sufficient quantities and on a timely basis a desirable, high-quality and price-competitive mix of products. Our suppliers’ products may fail to meet the needs of location partners due to changes in consumer preference or our suppliers may be unable to maintain a sufficient inventory to satisfy the requirements of location partners. In addition, suppliers must obtain regulatory approvals for new products, and such approvals may be delayed or denied. Accordingly, we may not be able to sustain the success of our existing game content or effectively obtain, from third parties their products and services that will be widely accepted both by location partners and players.
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
The supply of our gaming terminals, stand-alone ATMs, redemption devices and amusement devices depend upon the manufacture, development, assembly, design, maintenance and repair of such products by certain key providers, as well as regulatory approval for these products. Our operating results could be adversely affected by an interruption or cessation in the supply of these items, a serious quality assurance lapse, including as a result of the insolvency of any key provider, or regulatory issues related to key providers’ products or required licenses. We have achieved significant cost savings through centralized purchasing of equipment and non-equipment. However, as a result, we are exposed to the credit and other risks of having a small number of key suppliers. In addition, during 2023 and during the first half 2024, we had to accelerate certain of our capital expenditures related to gaming machine components to manage our supply chain, resulting in higher capital expenditures for the year than we had originally anticipated. While we make every effort to evaluate counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays, regulatory issues, tariffs and trade barriers (including tariffs impacting imports from China) or other factors may result in our suppliers not being able to fulfill the terms of their agreements. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts.

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
Our contracts with our location partners generally contain initial multi-year terms. Contracts entered into with Illinois-based location partners prior to February 2018 typically contained automatic renewal provisions that provide the individual partner with an option to terminate within a specified time frame. As a result of the Illinois Gaming Board (“IGB”) rule changes, contracts entered into after February 2018 do not contain renewal provisions, automatic or otherwise. At the end of a contract term, location partners may choose to extend their engagement by signing a new contract or may sign with a competitor terminal operator, in their sole discretion.
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
Unfavorable economic conditions, including a recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, interest rate volatility and labor shortages, or inflation or stagflation, could have a negative effect on our business. Unfavorable economic conditions could cause location partners to shut down or ultimately declare bankruptcy, which could adversely affect our business. Unfavorable economic conditions may also result in volatility in the credit and equity markets. For example, U.S. capital and credit markets may be adversely affected by numerous factors including: instability in the U.S. and global banking systems due to financial institutions experiencing financial distress, entering into receivership or becoming insolvent, or concerns or rumors about any events of these kinds; uncertainty with respect to the U.S. federal budget; a resumption of the war in Israel, the war between Russia and Ukraine, the possibility of a wider European or global conflict, reciprocal and increased tariffs and global sanctions imposed in response thereto. The difficulty or inability of location partners to access their funds or generate or obtain adequate levels of capital to finance their ongoing operations may cause some to close or ultimately declare bankruptcy. We cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending could have on its business.
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
Our future success and growth depend in large part on the successful addition of new locations as partners (whether through organic growth, such as conversions from competitors or partner relationships) and on the entry into new markets. Our ability to succeed in new markets depends in part on displacing entrenched competitors who are familiar with these markets and are known to players. In many cases, we are attempting to enter into or expand our presence in these newer markets and where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. In some cases, we may need to develop or expand its sales channels and leverage the relationships with its location partners in order to execute this strategy. There can be no assurance that gaming will have success with new location partners or in new markets, or that we will succeed in capturing a significant or even acceptable market share in any new markets. See “— We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose us to fines or other penalties.” If we fail to successfully expand into these markets, we may have difficulty growing our business and may lose business to our competitors.
In addition, if we are presented with appropriate opportunities, we may expand beyond our core gaming business by acquiring other additional businesses, services, resources, or assets, including gaming parlors, casinos or hospitality/retail operations, that we believe will be accretive to our core business, which may subject us to additional risks. For example, in December 2024, we acquired Fairmount Holdings, Inc. (“Fairmount”), the owner of the FanDuel Sportsbook & Horse Racing in Collinsville, Illinois, where we will operate a racetrack and plan to develop and operate a casino.

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
•changes in the local or regional competitive environment; and
•adverse weather conditions and natural disasters (including weather or road conditions that limit access to locations ).
We largely depend on local markets of each location for players. Local competitive risks and the failure of location partners to attract a sufficient number of guests, players and other visitors in these locations could adversely affect our business. As a result of the geographic concentration of our businesses, we face a greater risk of a negative impact on its results of operations, cash flows and financial condition in the event that Illinois, Montana or Nevada are more severely impacted by any such adverse condition, as compared to other areas in the United States. We are subject to similar concentration risks in Georgia, Iowa, Louisiana, and Nebraska, and if we are successful in expanding our current operations in Pennsylvania, or entering into other gaming jurisdictions, we may also face similar concentration risk there.
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
Our expansion into casino operations and horse racing may not be successful.
Prior to our December 2024 acquisition of Fairmount, we had not previously designed, developed and operated a casino or operated a racetrack. While we intend to devote management time and resources to operating, developing and expanding into these new businesses, our limited experience with casino design, development and operations and racing operations may increase the risk that we will not be successful. For example, we have not previously been required to comply with the regulatory and licensing regimes associated with casino operations or racing, which may present operational challenges and material costs, as well as reputational risk.

Our casino development project may require significant capital, and the incurrence of additional debt, and we may not receive the intended benefits of such capital investments. We will also be subject to various design, construction and development risks, such as engineering and environmental problems; a shortage of building materials and equipment; regulatory delays or reviews; and construction accidents. Any preliminary design or rendering of our casino could also be subject to change due to cosmetic, marketing, permitting, zoning and financing issues. Any of the foregoing may have a material adverse effect on us or our results of operations, cash flow, or financial condition.
Horse racing is highly dependent on people not only attending outdoor live horse races, but also wagering on and sponsoring them. If interest in horse racing declines due to external factors such as unfavorable weather conditions, shifting consumer preferences or accidents, a resulting decrease in attendance, wagering and sponsorship demand, along with negative publicity and insurance issues generated from potential injuries and/or litigation, could have a material adverse impact on our horse racing business. In addition, our horse racing operations depend on agreements with various groups, including food and beverage professionals and groups that represent horsemen, such as the Illinois Thoroughbred Horsemen's Association and the Illinois Horsemen's Benevolent & Protective Association. Any failure to maintain or renew agreements with such groups, or a deterioration in our relationship with them, could adversely affect our horse racing business.
Our horse racing and casino operations also depend on the public perception of fairness and integrity. Preventing cheating and erroneous payouts requires oversight and security processes that are impervious from manipulation. A lack of trust in the fairness of the horse racing or casino industries could have a material adverse impact on our operations.
Our distributed gaming industry operations are located in markets where terminal revenue splits are either statutorily determined or negotiated. For our markets with negotiated splits, our revenue could be impacted by contract negotiations and our revenue in markets with statutory splits could decline if such jurisdictions move towards negotiated splits or reduce our statutory split.
In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated. Our markets with statutory splits are Illinois, Georgia and Pennsylvania, while our markets with negotiated splits are Montana, Nevada, Nebraska, Iowa and Louisiana.
For markets with statutory splits, net terminal income splits are statutorily predetermined and minimum and maximum wagers are mandated by the applicable governing bodies. If such governing bodies reduce our portion of net terminal income, this may have a material effect on our results of operations and our profit margin.
For markets with negotiated splits, net terminal income splits are negotiated, which means pricing is the driver in contract negotiations as all revenue splits are negotiated. As our distributed gaming agreements expire, we are required to compete for renewals and if we are unable to renew our agreements at the same split, this could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, if the governing bodies of markets with statutory splits determine to transition to or allow negotiated splits, our revenue may be subject to increasing uncertainty and we may face increased competition. Further, competitors in these markets have in the past, and may in the future, offer payment structures to operators or their affiliates that effectively create economics more favorable in the aggregate than the statutory splits, which may also impact our ability to renew agreements and compete successfully and adversely affect our results of operations.
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
We face robust competition from other forms of gaming. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants on both a local and national level, including casinos, Internet gaming, sports betting, sweepstakes and poker machines not located in casinos, horse racetracks, including those featuring slot machines and/or table games, fantasy sports, real money iGaming, and other forms of gaming, such as, Internet-based lotteries, sweepstakes, fantasy sports, and Internet-based or mobile-based gaming platforms, which allow their players to wager on a wide variety of sporting events and/or play casino games from home or in non-casino settings. This could divert players from using our products in location partners, and adversely affect our business. Even Internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless be accessible to domestic gamblers and divert players from visiting location partners to play on our gaming terminals. We also face competition from other forms of leisure and entertainment activities, including shopping, athletic events, television, movies, concerts, and travel.
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
We may be impacted by severe weather and other geological events, which could potentially be exacerbated by climate change. For example, we could be impacted by fires, hurricanes, tornados, earthquakes or floods that could disrupt operations, including our operation of our recently-acquired racetrack that holds outdoor events, or the operations of our location partners, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or suppliers’ facilities may impair or delay the operation, development, provisions or delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay the introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, there can be no assurance that such insurance will adequately compensate for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our location partners, suppliers, data service providers, or regulators, could have an adverse effect on our results of operations, cash flows and financial condition.
Risks Related to Compliance and Regulatory Matters
We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit our existing operations, have an adverse impact on our ability to grow or may expose us to fines or other penalties.
We are subject to the rules, regulations, and laws applicable to gaming and racing facilities/horse racing, including, but not limited to, the Illinois Video Gaming Act, the Illinois Horse Racing Act of 1975, the Pennsylvania Gaming Act, the Georgia Lottery for Education Act, the Montana Video Gaming Control Act, the Nevada Gaming Control Act and the Louisiana Gaming Control Law. These gaming laws and related regulations are administered by the IGB, the Illinois Racing Board, PA Board, the Georgia Lottery Corporation (the “GLC”), the Montana Department of Justice, Gambling Control Division, the NGC and the Louisiana Gaming Control Board, respectively, which are regulatory boards with broad authority to create and interpret gaming regulations and to regulate gaming activities. These gaming authorities are authorized to:
•adopt additional rules and regulations under the implementing statutes;
•investigate violations of gaming and horse racing regulations;
•enforce gaming and horse racing regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;
•review the character and fitness of manufacturers, distributors and operators of horse racing and gaming services and equipment and make determinations regarding their suitability or qualification for licensure;
•review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions); and
•establish and collect related fees and/or taxes.
In addition, we are subject to other rules and regulations related to our business and operations, including rules and regulations concerning the sale and service of alcoholic beverages.

Although we plan to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that we will do so, and that law enforcement or gaming or other regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant. For example, we are currently involved in an administrative hearing process with the IGB related to certain alleged violations of the Video Gaming Act and related rules. See Note 20, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have an adverse effect on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against us or seize certain assets if we violate gaming regulations and the Illinois Racing Board may revoke or suspend our horse racing license for violation of the Illinois Horse Racing Act of 1975. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether we are ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Montana, Nevada or any other states or other jurisdiction in which we operate or may operate (including jurisdictions at the county, district, municipal, town or borough level), may amend or repeal gaming or horse racing enabling legislation or regulations. Changes to gaming or horse racing enabling legislation or new interpretations of existing gaming or horse racing laws may hinder or prevent us from continuing to operate in the jurisdictions where we currently conduct business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming or horse racing enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on our results of operations, cash flows and financial condition. If any jurisdiction in which we operate were to repeal gaming or horse racing enabling legislation, there could be no assurance that we could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, or similar unfavorable legislation or government efforts affecting or directed at horse racing, would likely have a negative impact on our operations. For example, 55 municipalities in Illinois have adopted ordinances requiring the collection of additional taxes, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. We have paid a penalty with respect to an alleged violation in one municipality (see Note 20, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) and have received notice of a potential violation from another municipality. Additionally, membership changes within regulatory agencies could impact operations.
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
We are currently involved in several lawsuits. See Note 20, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. We may also become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters (including discrimination and harassment claims), alleged product and system malfunctions, alleged intellectual property infringement and claims relating to contracts, licenses, acquisitions and strategic investments. We may incur significant expense defending or settling any such litigation and such claims may distract management’s attention from our core business operations or could harm our reputation with location partners, employees, investors and others. Additionally, adverse judgments that may be decided against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business, our results of operations, cash flows and financial condition.
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
Additionally, we regularly monitor compliance with applicable financial reporting standards and review relevant new accounting pronouncements and drafts thereof. As a result of new standards, changes to existing standards, and changes in interpretation, we may be required to change accounting policies, alter operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate published financial statements. Such changes to existing standards or changes in their interpretation may cause an adverse deviation from our revenue and operating profit target, which may negatively impact our results of operations, cash flows and financial condition.
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
Our success depends on the security and integrity of the systems and products offered, and security breaches, including cybersecurity breaches, or other disruptions could compromise certain information and expose us to liability, which could cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to locations and players, and on the ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of products and services. Our business sometimes involves the storage, processing and transmission of proprietary, confidential and personal information, and any future player program we may institute will also involve such information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products, services and systems are designed with security features to prevent fraudulent activity. Despite these security measures, our products, services and systems may be vulnerable to attacks by location partners, players, retailers, vendors or employees, or breaches due to cyber-attacks, viruses, malicious software, computer hacking, security breaches or other disruptions. Expanded use of the Internet and other interactive technologies may result in increased security risks for us and our location partners because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target and we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, hackers and data thieves are becoming increasingly sophisticated and could operate large-scale and complex automated attacks. Any security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of certain data, the loss, corruption or alteration of this data, interruptions in operations or damage to computers or systems or those of certain players or third-party platforms. Any of these incidents could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, and we regularly assess the adequacy of security systems, including the security of our games and software, to protect against any material loss to location partners and players, as well as the integrity of our products and services and our games. However, these measures may not be sufficient to prevent future attacks, breaches or disruptions.
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
Further, third party-hosted solution providers that provide services to us, such as Microsoft, Salesforce or NetSuite, have in the past been subject to cyber security incidents. Although these incidents have not had a material impact to date on our business, results of operations, financial condition or reputation to date, a future failure of these third parties’ security systems and infrastructure could adversely affect us.
Risks related to our Financial Condition
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under the Credit Agreement to finance our required capital expenditures under new gaming or amusement contracts and to meet our other cash needs.
Our business generally requires significant upfront capital expenditures for gaming terminals and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with the signing or renewal of a gaming or amusement contract, we may provide new equipment or impose new service requirements at a location, which may require additional capital expenditures in order to enter into or retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under the Credit Agreement (as defined herein).
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
As of December 31, 2024, we had total indebtedness of $597.4 million, all of which was borrowed under the Credit Agreement, and had approximately $143.5 million of availability.
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
As of December 31, 2024, approximately 20% of the shares of our Class A-1 common stock was beneficially owned by affiliates of Clairvest. Following the consummation of the merger of TPG Pace Holding Corp. (“TPG”) and Accel Entertainment, Inc. (the “Business Combination”), one director was jointly nominated by TPG and Clairvest, Mr. Kenneth B. Rotman, and Mr. Rotman remains a member of the Board as a representative of Clairvest. While our subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, Clairvest may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for stockholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Clairvest continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with Clairvest are members of the Board and/or any committees thereof, Clairvest may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Clairvest’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock. Additionally, Clairvest and its affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Clairvest or its affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. Prospective investors should consider that the interests of Clairvest may differ from their interests in material respects.
In addition, as of December 31, 2024, approximately 10% of the shares of our Class A-1 common stock was beneficially owned by Mr. Andrew Rubenstein, approximately 2% of the shares of our Class A-1 common stock was beneficially owned by his brother, Mr. Gordon Rubenstein, and Mr. Andrew Rubenstein, together with Mr. Gordon Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 12% of the shares of our Class A-1 common stock. Although each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein, each disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family have and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein are members of the Board. As a result, the Rubenstein Family may be able to significantly influence the outcome of matters submitted for director action, subject to our director’s obligation to act in the interest of all of our stakeholders, and for stockholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as the Rubenstein Family continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with members of the Rubenstein Family are members of the Board and/or any committees thereof, and the Rubenstein Family may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. The Rubenstein Family’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock. Prospective investors should consider that the interests of the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to a transaction agreement among TPG and the stockholders of Accel Entertainment, Inc. that was entered into in connection with the Business Combination, and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with such stockholder are members of the Board and/or any committees thereof, such major stockholder may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock.
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
Provisions in our Charter designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provisions in our Bylaws also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
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
These processes include steps for assessing the severity of a cybersecurity threat, identifying the root cause of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies, and informing management and our Board of material cybersecurity threats and incidents. Our information technology team is responsible for assessing our cybersecurity risk management program, and we currently do not engage third parties for such assessment.
Our cybersecurity program is under the direction of our Chief Financial Officer (“CFO”) and our Chief Technology Officer (“CTO”), who receive reports from our information technology team and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CTO has over 27 years of extensive information technology experience in various roles of increasing importance. His experience includes roles as Director of Technology, Information Technology Manager, Technical Manager, and Systems Analyst. Among his other duties as CTO, he manages our cybersecurity team, which comprises certified and experienced information security professionals, and he has been instrumental in the implementation and monitoring of our various cybersecurity systems and tools.
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
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2024 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see “Risk Factors — Our success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose us to liability, which could cause our business and reputation to suffer.”
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
In Illinois, we own facilities in Peoria, Springfield and Rockford that support our operations. We also own and operate the FanDuel Sportsbook & Racetrack, an active racing track in Collinsville, Illinois with ~50 annual race days. We also own two properties in Louisiana, to support our operations, and three properties in Billings, Montana, one of which is used to support our operations and the other two are retail gaming locations.
We also rent an additional fourteen locations in Illinois, seventeen locations in Montana, eight locations in Nevada, three locations in Georgia, two locations in Iowa, three locations in Nebraska, three locations in Louisiana, and one location in Pennsylvania, which are used to support our operations and provide warehousing for our equipment.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or renting additional space as needed to accommodate our growth.

ITEM 3. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference from the discussion in Note 20, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our Class A-1 common stock has traded on the NYSE under the ticker symbol “ACEL” since November 21, 2019.
Stockholders
There were 91 stockholders of record of our Class A-1 common stock, and 111 stockholders of record of our Class A-2 common stock as of February 25, 2025.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
On November 22, 2021, the Board approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, our “share repurchase program)”. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under our share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. Our share repurchase program does not obligate us to acquire any particular amount of shares, and our share repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced program (prior to the amendment), and there are no other programs under which we repurchase shares. Repurchases under our share repurchase program during our restricted trading windows are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following table provides the shares purchased under our share repurchase program (prior to the amendment) in the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

October 1, 2024 - October 31, 2024	109,872	$11.33	$59.2

November 1, 2024 - November 30, 2024	61,690	$11.27	$58.5

December 1, 2024 - December 31, 2024	189,270	$10.98	$56.4
Total	360,832	$11.14
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period January 1, 2020 through December 31, 2024 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) our Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on January 1, 2020.
The stock price performance below is not necessarily indicative of future stock price performance.

	1/1/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Accel Entertainment	$100.00	$80.80	$104.16	$61.60	$82.16	$85.44
NASDAQ Composite Index	$100.00	$141.75	$172.07	$115.12	$165.10	$212.39
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$112.08	$110.40	$82.41	$103.19	$98.63
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
A discussion of our results of operations on a consolidated basis for the years ended December 31, 2024 and 2023 are presented below. For the discussion of our results of operations on a consolidated basis for the years ended December 31, 2023 and 2022, please see our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed on February 28, 2024.
Company Overview
We are a leading distributed gaming and local entertainment operator in the United States (“U.S.”) and a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country. In strategic markets, we are the owner and operator of our own retail establishments, and gaming and entertainment venues.
Our operations offer a complementary source of revenue for our location partners by offering a “one-stop” solution of support, service, and equipment through:
•Providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with incremental revenue.
•Installing, maintaining, operating and servicing gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs, driving game play and player loyalty.
•Offering amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment that enhance customer experience and engagement.
We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business.
We currently operate as a distributed gaming operator in the following states:
•Illinois - we are a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana - we were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice since June 2022,
•Nevada - we were granted an unlimited gaming license in May 2024 by the Nevada Gaming Commission,
•Nebraska - we became a licensed distributor of mechanical amusement devices in Nebraska in June 2022, and commenced operations in this market,
•Georgia - we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa - we are registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa,
•Pennsylvania - we have held a license from the Pennsylvania Gaming Control Board since November 2020.

•Louisiana - we entered the Louisiana market via acquisition in November 2024 and hold a license as a device owner from the Louisiana Gaming Control Board to operate video draw poker devices.
Through our wholly owned subsidiary, Grand Vision Gaming, we also manufacture gaming terminals in the Montana, Nevada, South Dakota, and West Virginia markets.
In December 2024 we acquired the FanDuel Sportsbook and Horse Racing in Illinois, which will expand our operations into local casino gaming and horse racing. Starting in 2025, we plan to open a casino at the FanDuel Sportsbook and Racktrack in the greater St. Louis/southern Illinois market, with Phase I of the casino opening in second quarter 2025 and the Phase II build out of a permanent facility anticipated to start shortly after the completion of Phase I. The 2025 racing season is planned for April - October 2025. The casino property and associated racetrack will generate revenues and expenses from slot machines, video table games, ancillary food and beverage services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
We are subject to the various gaming regulations in the states in which we operate, as well as various other federal, state and local laws and regulations.
Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation, and reciprocal and increased tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows.
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

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2024 and 2023:

(in thousands, except %s)	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Change	Change %
Revenues:
Net gaming	$1,172,777	$1,113,573	$59,204	5.3%
Amusement	22,244	23,973	(1,729)	(7.2)%
Manufacturing	12,235	13,353	(1,118)	(8.4)%
ATM fees and other	23,716	19,521	4,195	21.5%
Total net revenues	1,230,972	1,170,420	60,552	5.2%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	852,373	809,524	42,849	5.3%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	7,100	7,671	(571)	(7.4)%
General and administrative	194,721	180,248	14,473	8.0%
Depreciation and amortization of property and equipment	43,978	37,906	6,072	16.0%
Amortization of intangible assets and route and customer acquisition costs	22,577	21,211	1,366	6.4%
Other expenses, net	19,339	6,453	12,886	199.7%
Total operating expenses	1,140,088	1,063,013	77,075	7.3%
Operating income	90,884	107,407	(16,523)	(15.4)%
Interest expense, net	35,892	33,144	2,748	8.3%
Loss on change in fair value of contingent earnout shares	1,276	8,539	(7,263)	(85.1)%
Gain on expiration of warrants	(13)	—	(13)	(100.0)%
Income before income tax expense	53,729	65,724	(11,995)	(18.3)%
Income tax expense	18,438	20,121	(1,683)	(8.4)%
Net income	$35,291	$45,603	$(10,312)	(22.6)%
Revenues
Total net revenues for the year ended December 31, 2024 were $1,231.0 million, an increase of $60.6 million, or 5.2%, compared to the prior year. The increase was driven primarily by an increase in net gaming revenue of $59.2 million, or 5.3%, which reflected an increase in gaming locations and terminals. Total net revenues by state are presented below (in thousands, except %s):

	Year Ended December 31, 2024		Increase / (Decrease)
	2024	2023	Change	Change %
Total net revenues by state:
Illinois	$906,572	$867,200	$39,372	4.5%
Montana	161,698	154,402	7,296	4.7%
Nevada	114,551	117,074	(2,523)	(2.2)%
Nebraska	25,384	19,043	6,341	33.3%
Louisiana (1)	5,445	—	5,445	100.0%
All other	17,322	12,701	4,621	36.4%
Total net revenues	$1,230,972	$1,170,420	$60,552	5.2%
(1) Revenues for Louisiana only represents two months of operations.

Cost of revenue
Total cost of revenue for the year ended December 31, 2024 was $852.4 million, an increase of $42.8 million, or 5.3%, compared to the prior year due primarily to higher net gaming revenue, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the year ended December 31, 2024 was $7.1 million, a decrease of $0.6 million, or 7.4%, compared to the prior year due primarily to lower manufacturing revenue.
General and administrative
Total general and administrative expenses for the year ended December 31, 2024 were $194.7 million, an increase of $14.5 million, or 8.0%, compared to the prior year. The increase was attributable to higher payroll-related costs, as we continue to grow our operations, as well as higher stock-based compensation expense, partially offset by lower legal settlements and parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2024 was $44.0 million, an increase of $6.1 million, or 16.0%, compared to the prior year due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the year ended December 31, 2024 was $22.6 million, an increase of $1.4 million, or 6.4%, compared to the prior year due to an increase in location contracts acquired.
Other expenses, net
Other expenses, net for the year ended December 31, 2024 were $19.3 million, an increase of $12.9 million, or 199.7%, compared to the prior year. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and higher non-recurring expenses related to acquisitions, as well as the impact of a $1.7 million gain recognized in the prior-year period on the convertible note settlement as discussed in Note 4 to the consolidated financial statements.
Interest expense, net
Interest expense, net for the year ended December 31, 2024 was $35.9 million, an increase of $2.7 million, or 8.3%, compared to the prior year, primarily due to an increase in average outstanding debt and higher interest rates, partially offset by the benefit realized on our interest rate caplets. For the year ended December 31, 2024, the weighted-average interest rate was approximately 7.4% compared to the weighted-average interest rate of approximately 7.3% for the prior year.

Loss on change in fair value of contingent earnout shares
Loss on change in fair value of contingent earnout shares for the year ended December 31, 2024 was $1.3 million, a decrease of $7.3 million compared to the prior year. The change was primarily due to the fluctuations in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the year ended December 31, 2024 was $18.4 million, a decrease of $1.7 million, or 8.4%, compared to the prior year. The effective tax rate for the year ended December 31, 2024 was 34.3% compared to 30.6% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
•Number of gaming terminals and;
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
The following table sets forth information with respect to our primary locations:

	As of December 31,		Increase / (Decrease)
	2024	2023	Change	Change %
Illinois	2,775	2,762	13	0.5%
Montana	619	609	10	1.6%
Nevada	357	352	5	1.4%
Nebraska	270	238	32	13.4%
Louisiana	96	—	96	100.0%
Total locations	4,117	3,961	156	3.9%
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.

The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of December 31,		Increase / (Decrease)
	2024	2023	Change	Change %
Illinois	15,693	15,276	417	2.7%
Montana	6,467	6,276	191	3.0%
Nevada	2,650	2,704	(54)	(2.0)%
Nebraska	948	827	121	14.6%
Louisiana	588	—	588	100.0%
Total gaming terminals	26,346	25,083	1,263	5.0%
Location hold-per-day
Location hold-per-day is calculated by dividing net gaming revenue in the period by the average number of locations, which is then further divided by the number of operational days. We utilize this metric to compare market and location performance on a normalized basis. The percent change in location hold-per-day is the underlying metric we use to determine the change in same-store sales.
The following tables set forth information with respect to our location hold-per-day in our primary locations:

	Year Ended December 31, 2024		Increase / (Decrease)
	2024	2023	Change	Change %
Illinois	$864	$849	$15	1.8%
Montana	609	582	27	4.6%
Nevada	823	851	(28)	(3.3)%
Nebraska	241	234	7	3.0%
Louisiana	979	—

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
•Gain on expiration of warrants
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
•Gain on expiration of warrants
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
◦Prior to April 2023, Nebraska was considered an emerging market
•Income tax expense
Adjusted net income and Adjusted EBITDA

(in thousands, except %s)	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Change	Change %

Net income	$35,291	$45,603	$(10,312)	(22.6)%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	22,577	21,211	1,366	6.4%
Stock-based compensation	12,204	9,416	2,788	29.6%
Loss from unconsolidated affiliates	—	—	—	—%
Loss on change in fair value of contingent earnout shares	1,276	8,539	(7,263)	(85.1)%
Gain on expiration of warrants	(13)	—	(13)	100.0%
Other expenses, net	19,339	6,453	12,886	199.7%
Tax effect of adjustments	(13,585)	(8,702)	(4,883)	(56.1)%
Adjusted net income	77,089	82,520	(5,431)	(6.6)%
Depreciation and amortization of property and equipment	43,978	37,906	6,072	16.0%
Interest expense, net	35,892	33,144	2,748	8.3%
Emerging markets	165	(948)	1,113	117.4%
Income tax expense	32,023	28,823	3,200	11.1%
Adjusted EBITDA	$189,147	$181,445	$7,702	4.2%
Adjusted EBITDA for the year ended December 31, 2024 was $189.1 million, an increase of $7.7 million, or 4.2%, compared to the prior year. The increase in performance was attributable to an increase in the number of locations and gaming terminals.

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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our senior secured credit facility will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding the Board approved share repurchase program and near term acquisitions. As of December 31, 2024, we had $281.3 million in cash and cash equivalents.
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
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, we and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provided for:

•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness, and
•$400.0 million delayed draw term loan facility (“DDTL”)
The maturity date of the Credit Agreement was extended to October 22, 2026. The interest rate and covenants remained unchanged. We incurred $4.3 million in debt issuance costs associated with Amendment No. 2.
On June 7, 2023, in order to replace the referenced LIBOR interest rate in the Credit Agreement with the Secured Overnight Financing Rate (“SOFR”), we and the other parties thereto entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”).
In June 2023, we completed a $100 million draw on the DDTL and used all of the proceeds to pay down an equal portion of the revolving credit facility.
On August 23, 2023, we entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”), which extended the termination date to draw on the DDTL to October 22, 2024.
During October 2024, we borrowed an additional $119.0 million on the DDTL, of which $77.5 million was used to pay down the revolving credit facility under the Credit Agreement, $35.0 million was used used for a business acquisition and the remaining $6.5 million was used for general business operations. Our ability to borrow on the DDTL ended on October 22, 2024.
As of December 31, 2024, there remained $143.5 million of availability under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (a) the adjusted term SOFR rate (which cannot be less than zero) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable Lender, 12 months or any period shorter than 1 month or (ii) the Agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment ) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association and (iii) SOFR for a 1-month Interest Period on such day plus 1.0%. As of December 31, 2024, the weighted-average interest rate was approximately 7.4%.
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
We were in compliance with all debt covenants as of December 31, 2024. We expect to meet our cash obligations and remain in compliance with all debt covenants for the next 12 months.
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
We recognized an unrealized loss on the change in fair value of the interest rate caplets of $3.8 million and $4.3 million, net of income taxes, for the years ended December 31, 2024, and 2023. Further, as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022, we recognized interest income on the caplets of $9.8 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
Temporary equity
In November 2024, we acquired 85% of the ownership interests in both Toucan Gaming, LLC and LSM Gaming, LLC (herein referred to as “Toucan Gaming”), two Louisiana-based operators and owners of multiple licensed video poker establishments. Concurrent with the acquisition, we entered into a redemption agreement with the noncontrolling interest holder in the form of put and call options that would allow us to eventually own 100% of Toucan Gaming. The noncontrolling interest holder may exercise its put option after seven years, or if we have a change in control event. We may exercise our call option after ten years or upon termination of key employees of Toucan Gaming for cause. The redemption provisions are not currently considered probable. As these redemption features are not solely within our control, they cause the noncontrolling interests to be redeemable. As a result, we recorded the redeemable noncontrolling interest to temporary equity at its acquisition date fair value based on the proportionate share in net assets of Toucan Gaming, which is reported in the mezzanine section between total liabilities and shareholders’ equity in the consolidated balance sheets. These redeemable noncontrolling interests are subsequently recorded at carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss. If the redemption criteria become probable, the redeemable noncontrolling interests are recorded at the greater of carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, we will remeasure the redeemable noncontrolling interests to its redemption value at which point any measurement period adjustments are recorded to equity and a corresponding adjustment to earnings per share.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$121,194	$132,530	$(11,336)
Net cash used in investing activities	(124,151)	(59,793)	(64,358)
Net cash provided by (used in) financing activities	22,651	(35,239)	57,890
Net cash provided by operating activities
For the year ended December 31, 2024, net cash provided by operating activities was $121.2 million, a decrease of $11.3 million over the prior year. The decrease can be attributed to higher deferred tax liabilities and working capital adjustments, partially offset by lower payments on consideration payable.
Net cash used in investing activities
For the year ended December 31, 2024, net cash used in investing activities was $124.2 million, an increase in cash used of $64.4 million over the prior year. The increase was attributable to more cash used for business and asset acquisitions, primarily due to the acquisition of Toucan Gaming, the proceeds from the settlement of our convertible notes that happened in 2023, which did not reoccur in the current year, and our investment in an equity interest, partially offset by lower purchases of property and equipment. We anticipate our capital expenditures will be approximately $75–80 million in 2025, of which $31–32 million relates to Fairmount and $5–7 million relates to Louisiana.
Net cash provided by (used in) financing activities
For the year ended December 31, 2024, net cash provided by financing activities was $22.7 million, compared to cash used in financing activities of $35.2 million in the prior year. The change reflects an increase in borrowings to fund business and asset acquisitions and lower repurchases of our Class A-1 common stock, partially offset by lower payments on consideration payable.
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
Business combinations and goodwill
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which we obtain operating control over the acquired business. The consideration paid is determined on the acquisition date and is the sum of the fair values of the assets we acquired and the liabilities we assumed, including the fair value of any asset or liability resulting from a deferred consideration arrangement. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in our consolidated statements of operations and comprehensive income as other expenses, net. Acquired tangible personal property such as gaming equipment and buildings are generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset, while land is valued using a market approach which looks at the values of similar properties. Location contract intangibles, which primarily represent the acquisition-date fair value of the preexisting relationships between the acquired company and gaming locations are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. Operating licenses that the acquired company holds to operate in its respective gaming jurisdiction, are valued using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions, such as discount rates. Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. The relevance of this policy and the described methods and assumptions vary from period to period depending on the volume of applicable acquisitions occurring.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at our locations, and higher in cold weather between February and April, when players will typically spend more time indoors at our locations. Our horse racing operations will only operate during the months where the weather is conducive to racing, which is typically from late spring through the early fall. Holidays, vacation seasons, and sporting events may also cause our results to fluctuate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the fluctuations in interest rates.
Interest rate risk
We are exposed to interest rate risk in the ordinary course of our business. Our borrowings under our senior secured credit facility were $597.4 million as of December 31, 2024. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact our future earnings and cash flows by approximately $3.0 million annually, assuming the balance outstanding under our Credit Facility remained at $597.4 million. Our exposure to higher interest rates is partially mitigated as we hedged the variability of the cash flows attributable to the changes in the 1-month LIBOR/SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have developed “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, under the supervision and participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Under guidance issued by the staff of the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first fiscal year in which an acquisition qualifying as a business combination occurred. We acquired Toucan Gaming, LLC and LSM Gaming, LLC (“Toucan Gaming”) and Fairmount Holdings, Inc. (“Fairmount”) late in the fourth quarter of 2024. As such, management has excluded both of these acquisitions from its assessment of the effectiveness of the our internal control over financial reporting as of December 31, 2024. Individually, each acquisition represents less than 4% of our total assets, and less than 0.5% of our total net revenues as of and for the year ended December 31, 2024.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that internal control over financial reporting as of December 31, 2024 was effective.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, issued an unqualified opinion on the effectiveness of Accel's internal control over financial reporting. KPMG LLP’s report appears on pages F2-F3 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the quarter ended December 31, 2024, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On December 26, 2024, Andrew Rubenstein, our President and Chief Executive Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Rubenstein Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Rubenstein Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rubenstein Rule 10b5-1 Plan provides for the potential sale of up to 800,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Rubenstein Rule 10b5-1 Plan between March 26, 2025 and February 27, 2026.
The Rubenstein Rule 10b5-1 Plan included a representation from Mr. Rubenstein to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the Rubenstein Rule 10b5-1 Plan at the time the Rubenstein Rule 10b5-1 Plan was entered into. A similar representation was made to us in a certification Mr. Rubenstein provided to us in connection with the adoption of the Rubenstein Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the date of adoption of the Rubenstein Rule 10b5-1 Plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer , was unaware, or with respect to any material nonpublic information acquired by the officer or director, as applicable, or us after the applicable date of the representation.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
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

10.25
Agreement and Plan of Merger, by and among Fairmount Holdings, Inc., Fairmount Merger Sub, Inc., Accel Entertainment, Inc. and Robert V. Vitale, an individual, solely in his capacity as the Shareholder Representative, dated as of July 12, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 2024)

19 *	Insider Trading Policy

21.1 *	List of Subsidiaries

23 *	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 *	Section 1350 Certification of Principal accelexhibit32112312024.htm Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K dated February 28, 2024)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Inline XBRL File (included in Exhibit 101)
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

ACCEL ENTERTAINMENT, INC.

Date: March 3, 2025	By:	/s/ Christie Kozlik
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

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President and Director	March 3, 2025
Andrew Rubenstein	(Principal Executive Officer)

/s/ Mathew Ellis	Chief Financial Officer	March 3, 2025
Mathew Ellis	(Principal Financial Officer)

/s/ Christie Kozlik	Chief Accounting Officer	March 3, 2025
Christie Kozlik	(Principal Accounting Officer)

/s/ Derek Harmer	General Counsel, Chief Compliance Officer and Secretary	March 3, 2025
Derek Harmer

/s/ Karl Peterson	Chairman of the Board and Director	March 3, 2025
Karl Peterson

/s/ Gordon Rubenstein	Director	March 3, 2025
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 3, 2025
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 3, 2025
David W. Ruttenberg

/s/ Eden Godsoe	Director	March 3, 2025
Eden Godsoe

/s/ Kenneth B. Rotman	Director	March 3, 2025
Kenneth B. Rotman

/s/ Dee Robinson	Director	March 3, 2025
Dee Robinson

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, temporary equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Toucan Gaming, LLC and LSM Gaming, LLC ("Toucan Gaming") and Fairmount Holdings, Inc. ("Fairmount") during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Toucan Gaming and Fairmount’s internal control over financial reporting individually associated with total assets of less than 4% and total revenues of less than 0.5% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Toucan Gaming and Fairmount.
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
Sufficiency of audit evidence over cash
As discussed in Note 2 to the consolidated financial statements, cash and cash equivalents include amounts in bank deposit accounts, term bank deposit accounts, gaming terminals, automated teller machines, redemption terminals, and the Company’s vaults. The Company has $281.3 million in cash and cash equivalents as of December 31, 2024.
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
Chicago, Illinois
March 3, 2025

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(in thousands, except per share amounts)	Years ended December 31,
	2024	2023	2022
Revenues:
Net gaming	$1,172,777	$1,113,573	$925,009
Amusement	22,244	23,973	21,106
Manufacturing	12,235	13,353	7,621
ATM fees and other	23,716	19,521	16,061
Total net revenues	1,230,972	1,170,420	969,797
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	852,373	809,524	666,126
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	7,100	7,671	4,775
General and administrative	194,721	180,248	145,942
Depreciation and amortization of property and equipment	43,978	37,906	29,295
Amortization of intangible assets and route and customer acquisition costs	22,577	21,211	17,484
Other expenses, net	19,339	6,453	9,320
Total operating expenses	1,140,088	1,063,013	872,942
Operating income	90,884	107,407	96,855
Interest expense, net	35,892	33,144	21,637
Loss (gain) on change in fair value of contingent earnout shares	1,276	8,539	(19,544)
Gain on expiration of warrants	(13)	—	—
Income before income tax expense	53,729	65,724	94,762
Income tax expense	18,438	20,121	20,660
Net income	$35,291	$45,603	$74,102
Less: Net income attributed to redeemable noncontrolling interests	39	—	—
Net income attributable to Accel Entertainment, Inc.	$35,252	$45,603	$74,102

Earnings per common share:
Basic	$0.42	$0.53	$0.82
Diluted	0.41	0.53	0.81
Weighted average number of shares outstanding:
Basic	83,747	85,949	90,629
Diluted	84,977	86,803	91,229

Comprehensive income
Net income	$35,291	$45,603	$74,102
Unrealized (loss) gain on interest rate caplets (net of income taxes of $(1,428), $(1,618), and $4,693 respectively	(3,791)	(4,304)	12,240
Comprehensive income	$31,500	$41,299	$86,342
Less: Comprehensive Income attributed to redeemable noncontrolling interests	39	—	—
Comprehensive Income attributable to Accel Entertainment, Inc.	$31,461	$41,299	$86,342
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$281,305	$261,611
Accounts receivable, net	10,550	13,467
Prepaid expenses	8,950	6,287
Inventories	8,122	7,681
Interest rate caplets	6,342	8,140
Other current assets	10,883	15,408
Total current assets	326,152	312,594
Property and equipment, net	307,997	260,813
Noncurrent assets:
Route and customer acquisition costs, net	23,258	19,188
Location contracts acquired, net	202,618	176,311
Goodwill	116,252	101,554
Other intangible assets, net	53,940	23,352
Interest rate caplets, net of current	479	4,871
Other assets	17,702	14,210
Total noncurrent assets	414,249	339,486
Total assets	$1,048,398	$912,893
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$34,443	$28,483
Current portion of route and customer acquisition costs payable	2,197	1,505
Accrued location gaming expense	4,734	9,350
Accrued state gaming expense	19,802	18,364
Accounts payable and other accrued expenses	41,944	36,012
Accrued compensation and related expenses	12,117	12,648
Current portion of consideration payable	3,116	3,288
Total current liabilities	118,353	109,650
Long-term liabilities:
Debt, net of current maturities	560,936	514,091
Route and customer acquisition costs payable, less current portion	7,160	4,955
Consideration payable, less current portion	14,596	4,201
Contingent earnout share liability	33,103	31,827
Other long-term liabilities	7,571	7,015
Deferred income tax liability, net	47,372	42,750
Total long-term liabilities	670,738	604,839

Temporary equity - Redeemable noncontrolling interest	4,278	—

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 95,865,026 shares issued and 85,670,255 shares outstanding at December 31, 2024; 95,016,960 shares issued and 84,123,385 shares outstanding at December 31, 2023	8	8
Additional paid-in capital	221,625	203,046
Treasury stock, at cost	(105,485)	(112,070)
Accumulated other comprehensive income	4,145	7,936
Accumulated earnings	134,736	99,484
Total stockholders' equity	255,029	198,404
Total liabilities, temporary equity, and stockholders' equity	$1,048,398	$912,893
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Temporary equity -redeemable noncontrolling interest	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance, January 1, 2022	$—	93,410,563	$9	$187,656	(701,305)	$(8,983)	$—	$(20,221)	$158,461
Repurchase of common stock	—	(7,643,978)	—	—	(7,643,978)	(79,003)	—	—	(79,003)
Reissuance of treasury stock in business combination	—	515,622	—	(705)	515,622	6,289	—	—	5,584
Stock-based compensation	—	—	—	6,840	—	—	—	—	6,840
Exercise of stock-based awards	—	392,183	—	366	—	—	—	—	366
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	12,240	—	12,240
Net income	—	—	—	—	—	—	—	74,102	74,102
Balance, December 31, 2022	—	86,674,390	9	194,157	(7,829,661)	(81,697)	12,240	53,881	178,590
Repurchase of common stock	—	(3,063,914)	(1)	—	(3,063,914)	(30,373)	—	—	(30,374)
Stock based compensation	—	—	—	9,416	—	—	—	—	9,416
Exercise of stock-based awards, net of shares withheld	—	512,909	—	(527)	—	—	—	—	(527)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(4,304)	—	(4,304)
Net income	—	—	—	—	—	—	—	45,603	45,603
Balance, December 31, 2023	—	84,123,385	8	203,046	(10,893,575)	(112,070)	7,936	99,484	198,404
Repurchase of common stock	—	(2,446,700)	—	—	(2,446,700)	(25,749)	—	—	(25,749)
Reissuance of treasury stock in business combination	—	3,145,504	—	4,091	3,145,504	32,334	—	—	36,425
Issuance of common stock in business combination	—	349,500	—	4,047	—	—	—	—	4,047
Stock based compensation	—	—	—	12,204	—	—	—	—	12,204
Exercise of stock-based awards, net of shares withheld	—	498,566	—	(1,763)	—	—	—	—	(1,763)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(3,791)	—	(3,791)
Acquired redeemable noncontrolling interest(1)	4,239	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	35,252	35,252
Net income attributable to noncontrolling interest	39	—	—	—	—	—	—	—	—
Balance, December 31, 2024	4,278	85,670,255	8	221,625	(10,194,771)	(105,485)	4,145	134,736	255,029
(1) Refer to Footnote 2

The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$35,291	$45,603	$74,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,978	37,906	29,295
Amortization of intangible assets and route and customer acquisition costs	22,577	21,211	17,484
Impairment of intangible assets	846	—	—
Amortization of debt issuance costs	1,788	1,808	2,110
Stock-based compensation	12,204	9,416	6,840
Loss (gain) on change in fair value of contingent earnout shares	1,276	8,539	(19,544)
Gain on disposal of property and equipment	606	(10)	(608)
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	1,148	935	757
Remeasurement of contingent consideration	6,486	(522)	(3,524)
Payments on consideration payable	(2,804)	(4,795)	(3,570)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,640	1,480	2,460
Deferred income taxes	(2,388)	7,346	13,433
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	(788)	(987)	(1,610)
Accounts receivable, net	5,011	(2,301)	(1,651)
Inventories	(343)	(734)	(500)
Route and customer acquisition costs	(7,522)	(3,448)	(4,347)
Route and customer acquisition costs payable	2,451	(441)	358
Accounts payable and accrued expenses	(1,239)	15,466	1,791
Accrued compensation and related expenses	(531)	2,041	95
Other assets	1,507	(5,983)	(5,372)
Net cash provided by operating activities	121,194	132,530	107,999
Cash flows from investing activities:
Purchases of property and equipment	(66,542)	(81,744)	(47,379)
Proceeds from the sale of property and equipment	984	1,681	2,144
Investment in equity interest	(5,000)	—	—
Proceeds from the settlement of convertible notes	—	32,065	—
Advances against a portion of the purchase price on pending business acquisition	—	(4,600)	—
Business and asset acquisitions, net of cash acquired	(53,592)	(7,195)	(144,028)
Net cash used in investing activities	(124,151)	(59,793)	(189,263)
Cash flows from financing activities:
Proceeds from debt	175,000	169,000	240,000
Payments on debt	(123,000)	(169,000)	(44,625)
Payments for debt issuance costs	—	(300)	—
Payments for repurchase of common shares	(25,495)	(30,072)	(79,002)
Payments on interest rate caplets	(985)	(965)	(873)
Proceeds from exercise of stock-based awards	289	375	366
Payments on consideration payable	(588)	(3,178)	(9,197)
Payments on finance lease obligation	(221)	(17)	—
Tax withholding on stock-based payments	(2,349)	(1,082)	(78)
Net cash provided by (used in) financing activities	$22,651	$(35,239)	$106,591
Net increase in cash and cash equivalents	19,694	37,498	25,327
Cash and cash equivalents:
Beginning of year	261,611	224,113	198,786
End of year	$281,305	$261,611	$224,113

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$32,767	$30,248	$19,942
Income taxes	$22,306	$11,741	$7,662
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$13,446	$14,923	$9,763
Deferred premium on interest rate caplets	$1,076	$2,059	$3,025
Fair value of treasury stock issued in business combination	$40,472	$—	$5,584
Acquisition of businesses and assets:
Total identifiable net assets acquired	$110,472	$7,195	$185,415
Less cash acquired	(5,872)	—	(33,270)
Less contingent consideration	(5,935)	—	(2,533)
Less fair value of treasury stock issued	(40,472)	—	(5,584)
Less advances on purchase price paid in prior period	(4,600)	—	—
Cash purchase price	$53,592	$7,195	$144,028
The accompanying notes are an integral part of these consolidated financial statements

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming and local entertainment operator in the United States (“U.S.”). The Company has operations in Illinois, Montana, Nevada, Nebraska, Georgia, Iowa, Louisiana, and Pennsylvania. The Company is subject to the various gaming regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
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
In November 2024, the Company acquired 85% of the ownership interests in both Toucan Gaming, LLC and LSM Gaming, LLC (herein referred to as “Toucan Gaming”), two Louisiana-based operators and owners of multiple licensed video poker establishments. Concurrent with the acquisition, the Company entered into a redemption agreement with the noncontrolling interest holder in the form of put and call options that would allow the Company to eventually own 100% of Toucan Gaming. The noncontrolling interest holder may exercise its put option after seven years, or the occurrence of a change in control event at the Company. The Company may exercise its call option after ten years or upon termination of key employees of Toucan Gaming for cause. The redemption provisions are not currently considered probable. As these redemption features are not solely within the Company’s control, they cause the noncontrolling interests to be redeemable. As a result, the Company recorded the redeemable noncontrolling interest at its acquisition date fair value to temporary equity based on the proportionate share in net assets of Toucan Gaming, which is reported in the mezzanine section between total liabilities and shareholders’ equity in the consolidated balance sheets. These redeemable noncontrolling interests are subsequently recorded at carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss. If the redemption criteria become probable, the redeemable noncontrolling interests are recorded at the greater of carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, the Company remeasures the redeemable noncontrolling interests to its redemption value at which point any measurement period adjustments are recorded to equity and a corresponding adjustment to earnings per share.
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
Accounts receivable, net: Accounts receivable, net represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is presented on a net basis as it is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines its allowance for doubtful accounts by regularly evaluating individual receivables from third-party locations and considers a customer’s financial condition, credit history and current economic conditions. The Company's allowance for doubtful accounts was $0.7 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The Company generally does not charge interest on past due accounts receivable.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed.
Equity method investments: In the normal course of business, the Company makes investments within companies that will allow it to expand the Company’s core business and enter new markets. In certain instances, such investments with less than 100% ownership may be considered a variable interest entity (“VIE”). The Company’s management assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has an obligation to absorb losses or the right to receive benefits from the entity. The activities that the Company believes most significantly impact the economic performance of its VIE include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with providers, among others. If the Company determines it has an investment in a VIE, the next step is to determine whether the Company is the primary beneficiary of the VIE, which would require the Company to consolidate the investment. Among the factors the Company’s management assesses whether it has a controlling financial interest is the Company’s risk of loss, its investment percentage and its ability to control the operations of the investment. If the Company determines it is not the primary beneficiary, it will account for the investment under the equity method of accounting.
The Company accounts for its investments in unconsolidated affiliates, which do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for VIEs, under the equity method of accounting. Under the equity method of accounting, the Company records its share of net income or loss from equity method investments within (income) loss from unconsolidated affiliates in the consolidated statements of operations and comprehensive income based on the most recently available financials after a lag of one quarter. The Company also adjusts the carrying value of its investments in unconsolidated affiliates based on its share of net income or loss from equity method investments.
On June 17, 2024, the Company invested $5.0 million in HBC Gaming LLC (“HBC”), in exchange for a 5% equity interest. HBC is a local entertainment company based in Hampton, New Hampshire that specializes in providing a variety of gaming services to its customers. The Company assessed its investment and determined it is an investment in a VIE, but determined it is not the primary beneficiary and does not consolidate HBC. The Company’s maximum risk of loss is equal to its initial $5.0 million investment. As such, the Company’s 5% investment in HBC qualifies for equity method accounting. The Company recorded its initial investment of $5.0 million within other assets on the consolidated balance sheets. The Company also has obligations to fund additional equity investments in the event certain construction and development milestones are met in an amount up to 10% ownership of HBC, on an undiluted basis, at an additional cost of up to $6.5 million.
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for the year ended December 31, 2024.
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
Total net revenues for the years ended December 31, is disaggregated in the following table by the primary states in which the Company operates given the geographic economic factors that affect the revenues in the states.

(in thousands)	2024	2023	2022
Total net revenues by state:
Illinois	$906,572	$867,200	$808,652
Montana	161,698	154,402	79,639
Nevada	114,551	117,074	66,989
Nebraska	25,384	19,043	5,217
Louisiana (1)	5,445	—	—
All other	17,322	12,701	9,300
Total net revenues	$1,230,972	$1,170,420	$969,797
(1) Revenues for Louisiana only represents two months of operations.
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
Business acquisitions: The Company evaluates the inputs, processes and outputs of each business acquisition to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. The Company accounts for acquisitions that meet the definition of a business combination using the acquisition method of accounting. Acquired tangible personal property such as gaming equipment and buildings are generally measured at fair value using a cost approach which measures the fair value based on the cost to reproduce or replace the asset, while land is valued using a market approach which looks at the values of similar properties. Location contract intangibles, which primarily represent the acquisition-date fair value of the preexisting relationships between the acquired company, gaming locations, and other third parties, are generally measured at fair value using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions such as discount rates. Operating licenses that the acquired company holds to operate in its applicable gaming jurisdiction, are valued using an income approach which measures the fair value based on the estimated future cash flows using certain projected financial information such as revenue projections, cost of revenue margins and other assumptions, such as discount rates. Any contingent consideration is measured at its fair value on the acquisition date, recorded as a liability, and accreted over its payment term in the Company’s consolidated statements of operations and comprehensive income as other expenses, net.
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
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive income. Advertising costs were $6.3 million, $6.1 million, and $5.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Adopted accounting pronouncements: In November, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses regularly provided to the CODM. The amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. See Note 15, Segment Reporting, for the Company’s disclosures on its reportable segment which incorporates the disclosure requirements of this ASU.
Recent accounting pronouncements:
In November, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose information about certain costs and expenses. The amendments in this ASU improve financial reporting by requiring additional the disclosure of information and specific expense categories in the notes to the financial statements at interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities must adopt the changes either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
In November, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments, which requires public entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion and enhances current guidance on induced conversions applies only to conversions that include the issuance of all equity securities issuable pursuant to the conversion privileges provided in the terms of the debt at issuance. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within annual reporting periods. Entities must adopt the changes either (1) prospectively to financial statements issued for reporting

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid disaggregated by jurisdiction. The new requirements will be effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its consolidated financial statements.
Note 3. Inventories
Inventories consists of the following as of December 31 (in thousands):

	2024	2023
Raw materials and manufacturing supplies	$6,113	$5,693
Finished products	2,009	1,988
Total inventories	$8,122	$7,681
At December 31, 2024 and 2023, no write down of inventory was determined to be necessary.
Note 4. Investment in Convertible Notes
In 2019, the Company purchased $30.0 million in convertible notes bearing interest at 3% per annum from Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois. The convertible notes each included an option to convert the notes to common stock of Gold Rush prior to the maturity date upon written notice from the Company.
On May 31, 2023, the Company and Gold Rush entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. In addition, the Company has recorded a receivable from Gold Rush of $1.5 million as of December 31, 2024, which represents the present value of the remaining $1.5 million due from Gold Rush by May 2025, and is presented within other assets in the consolidated balance sheets. The Company also recorded a gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the consolidated statements of operations and comprehensive income for the year ended December 31, 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment, net
Property and equipment, net consists of the following as of December 31 (in thousands):

	2024	2023
Gaming terminals, software and equipment	$415,003	$361,662
Amusement, ATM and other equipment	29,174	27,182
Office equipment and furniture	4,281	3,385
Computer software and equipment	23,136	20,592
Leasehold improvements	10,151	8,281
Vehicles	22,974	19,862
Buildings and improvements	30,105	14,047
Land	7,718	2,469
Construction in progress	4,453	5,480
Total property and equipment	546,995	462,960
Less accumulated depreciation and amortization	(238,998)	(202,147)
Total property and equipment, net	$307,997	$260,813
Depreciation and amortization of property and equipment was $44.0 million, $37.9 million and $29.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. There were no indicators of impairment of long-lived assets in 2024, 2023, or 2022.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, are approximately $11.2 million and $7.4 million as of December 31, 2024 and 2023, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due is $9.4 million and $6.5 million as of December 31, 2024 and 2023, respectively, of which approximately $2.2 million and $1.5 million, included in current liabilities in the accompanying consolidated balance sheets as of both December 31, 2024 and 2023, respectively. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $22.3 million and $20.0 million as of December 31, 2024 and 2023, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back are $1.2 million and $1.0 million as of December 31, 2024 and 2023, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consist of the following as of December 31 (in thousands):

	2024	2023
Cost	$39,204	$33,855
Accumulated amortization	(15,946)	(14,667)
Route and customer acquisition costs, net	$23,258	$19,188
Estimated amortization expense related to route and customer acquisition costs for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2025	$2,541
2026	2,472
2027	2,383
2028	2,258
2029	1,885
Thereafter	11,719
Total	$23,258
Amortization expense of route and customer acquisition costs was $2.3 million, $1.6 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7. Location Contracts Acquired
Location contracts acquired in business acquisitions consist of the following as of December 31 (in thousands):

	2024	2023
Cost	$330,903	$286,728
Accumulated amortization	(128,285)	(110,417)
Location contracts acquired, net	$202,618	$176,311
Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2025	$20,256
2026	20,111
2027	20,008
2028	19,962
2029	19,916
Thereafter	102,365
Total	$202,618
Amortization expense of location contracts acquired was $17.9 million, $17.1 million and $14.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Location contracts are tested for impairment when triggering events occur. There were no indicators of impairment of location contracts in December 31, 2024, 2023, or 2022.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $116.3 million as of December 31, 2024, of which $39.1 million is deductible for tax purposes.
The following are the Company’s acquisitions for the years ended December 31, 2024 and 2023, that resulted in the recording of goodwill. See Note 10, Business and Asset Acquisitions, for more information on how the amount of goodwill for the respective acquisitions was calculated.
On December 2, 2024, the Company acquired Fairmount Holdings, Inc. (“Fairmount”), a racing track in Collinsville, Illinois, for a total stock consideration of $40.5 million, of which $12.0 million was recorded as goodwill.
On On November 1, 2024, the Company completed its acquisition of Toucan Gaming, a distributed gaming operator in the state of Louisiana, for total cash consideration of $41.6 million, of which $2.1 million was recorded as goodwill.
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
On February 13, 2023, the Company acquired Rendezvous Casino and Burger Bar (“Rendezvous”), a hospitality operation in Billings, Montana, for a total purchase price of $2.6 million, of which $0.8 million was recorded as goodwill.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2023	$100,707
Addition to goodwill for acquisition of Rendezvous	847
Goodwill balance as of December 31, 2023	$101,554
Addition to goodwill for acquisition of Jorgenson's Lounge	306
Addition to goodwill for acquisition of Lucky 7s	145
Addition to goodwill for acquisition of 24th Street Station	146
Addition to goodwill for acquisition of Toucan Gaming	2,130
Addition to goodwill for acquisition of Fairmount	11,971
Goodwill balance as of December 31, 2024	$116,252

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company conducted its annual goodwill impairment test on October 1, 2024. The Company conducted a qualitative assessment to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, and financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded it is more likely than not, that the carrying value of its goodwill was not impaired as of October 1, 2024.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Customer relationships, software applications and trade names are amortized over their estimated 7 to 20-year useful lives. Operating licenses were assigned an indefinite useful life based on the Company's expected use of the licenses and determined that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the these operating licenses.
Other intangible assets, net consist of the following as of December 31 (in thousands):

		2024			2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(3,325)	$3,475	$6,800	$(1,538)	$5,262
Software Applications	8 years	7,800	(2,519)	5,281	7,800	(1,544)	6,256
Trade Names	20 years	11,700	(1,265)	10,435	9,800	(776)	9,024
Operating licenses	Indefinite	34,749	N/A	34,749	2,810	N/A	2,810
		$61,049	$(7,109)	$53,940	$27,210	$(3,858)	$23,352
(1)Included in accumulated amortization is an impairment change of $0.8 million on the customer relationships intangible related to the surrender of the Company’s manufacturing license in Louisiana on October 31, 2024 due to the acquisition of Toucan Gaming. The impairment charge is recorded within Other expenses, net on consolidated statement of operations and comprehensive income.
Amortization expense of other intangible assets, net was $2.4 million, $2.4 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022 respectively. The Company’s estimated annual amortization expense relating to other intangible assets over the next five years is $2.4 million.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of December 31, 2024.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2024	2023
Senior Secured Credit Facility (as amended):
Revolving credit facility	$6,500	$46,000
Term Loan	293,125	310,625
Delayed Draw Term Loan	297,750	188,750
Total borrowings	597,375	545,375
Add: Remaining premium on interest rate caplets financed as debt	1,076	2,059
Total debt	598,451	547,434
Less: Debt issuance costs	(3,072)	(4,860)
Total debt, net of debt issuance costs	595,379	542,574
Less: Current maturities	(34,443)	(28,483)
Total debt, net of current maturities	$560,936	$514,091
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
On October 22, 2021, in order to increase the borrowing capacity under the Credit Agreement, the Company and the other parties thereto entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, provides for

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•an increase in the amount of the revolving credit facility from $100.0 million to $150.0 million,
•$350.0 million initial term loan facility, the proceeds of which were applied to refinancing existing indebtedness and
•$400.0 million delayed draw term (“DDTL”) loan facility.
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
On June 7, 2023, in order to replace the referenced LIBOR interest rate in the Company’s Credit Agreement with SOFR, the Company and the other parties thereto entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Under Amendment No. 3, borrowings under the Credit Agreement beginning on June 14, 2023 will bear interest, at the Company’s option, at a rate per annum equal to either (a) the Adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable lender, 12 months or any period shorter than 1 month or (ii) the administrative agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association or (iii) SOFR for a 1-month interest period on such day plus 1.0%. As of December 31, 2024, the weighted-average interest rate was approximately 7.4%.
On August 23, 2023, in order to extend the termination date to draw on the DDTL under the Credit Agreement to October 22, 2024, the Company and the other parties thereto entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). The other terms of the Credit Agreement remained unchanged. The Company incurred $0.3 million in debt issuance costs related to Amendment No. 4, which are being amortized over the remaining life of the credit facility.
During October 2024, the Company borrowed an additional $119.0 million on the DDTL under the Credit Agreement of which $77.5 million was used to pay down the revolving credit facility, $35.0 million was used for a business acquisition and the remaining $6.5 million was used for general business operations. The Company’s ability to borrow on the DDTL ended on October 22, 2024.
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
The principal maturities of total debt are as follows (in thousands):

Year ending December 31:
2025	$34,443
2026	$564,008
Total Debt	$598,451
As previously mentioned in Note 2, the Company recorded temporary equity associated with a redeemable noncontrolling interest at its carrying value. If certain criteria are met, the non-controlling interest would be revalued to its estimated redemption value. The Company has excluded any amounts associate with this noncontrolling interest from the table above as the Company is uncertain as to the timing and the ultimate amount of the potential payment it may be required to make.
The fair value of the Company’s debt as of December 31, 2024 and 2023, was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 12.
The carrying value and estimated fair value the Company's debt as of December 31, was as follows (in thousands):

	2024	2023
Carrying value	$598,451	547,434
Estimated fair value	$594,955	$543,724
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

premium for these caplets was $3.9 million, which was the initial fair value of the caplets recorded in the Company's financial statements, and was financed as additional debt.
The Company recognized an unrealized loss on the change in fair value of the interest rate caplets of $3.8 million and $4.3 million, net of income taxes, for the years ended December 31, 2024, and 2023. For more information on how the Company determines the fair value of the caplets, see Note 12. Further, as the 1-month LIBOR/SOFR interest rate began to exceed 2% starting in second half of 2022, the Company recognized interest income on the caplets of $9.8 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
Note 10. Business and Asset Acquisitions
2024 Business Acquisitions
Randy’s
On December 23, 2024, the Company completed its acquisition of certain assets of Randy’s Vending (“Randy’s”), an Illinois based operator, for a total consideration transferred of $0.3 million, which included i) $0.1 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.2 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) amusement equipment totaling less than $0.1 million, and ii) location contracts totaling $0.2 million The results of operations for Randy’s are included in the consolidated financial statements of of the Company from the date of acquisition and were not material.
Fairmount
On December 2, 2024, the Company completed its acquisition of Fairmount Holdings, Inc. (“Fairmount”), the owner of the FanDuel Sportsbook & Racetrack in Collinsville, Illinois, for total stock consideration of approximately $40.5 million. Consideration transferred was approximately 3.5 million shares of the Company’s Class A-1 common stock and the value was based on a prior twenty-day trailing weighted average close price. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $12.0 million has been recorded as goodwill. The Fairmount acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity of Fairmount’s operations, industry and workforce. While management has integrated certain operations of Fairmount into its existing business structure, Fairmount is its own operating segment, casino and racing.
The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fair value of treasury stock issued	$40,472

Cash and cash equivalents	$858
Accounts receivable, net	1,477
Inventory	60
Prepaid expenses	575
Property and equipment, net	11,788
Location contracts acquired, net	17,600
Other intangible assets, net	8,600
Other assets	356
Accounts payable and other accrued expenses	(3,267)
Other long-term liabilities	(340)
Deferred income tax liability, net	(9,206)
Net assets acquired	28,501
Goodwill	$11,971

The Company incurred $1.8 million in acquisition related costs that are included in other expenses, net within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024.
The results of operations for Fairmount are included in the consolidated financial statements of the Company from the date of acquisition. Fairmount's acquired assets generated revenues and net income of $1.4 million and less than $0.1 million for the year ended December 31, 2024. The unaudited pro forma revenue and net income of Fairmount, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the consolidated results of the Company for the years ended December 31, 2024 and 2023.
Bayou
On November 21, 2024, the Company completed its acquisition of Bayou Gaming, Inc. (“Bayou”), a Louisiana based operator and owner of multiple licensed video poker establishments, for a total purchase price of $0.5 million, which the Company paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement equipment totaling $0.1 million, and ii) location contracts totaling $0.4 million. The results of operations for Bayou are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Pelican
On November 21, 2024, the Company completed its acquisition of Pelican State Gaming, Inc. (“Pelican”), a Louisiana based operator and owner of multiple licensed video poker establishments, for a total consideration of $1.8 million, which included i) $1.5 million paid in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.3 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement assets totaling $0.3 million, and ii) location contracts totaling $1.5 million. The results of operations for Pelican are included in the consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Xtreme
On November 1, 2024, the Company completed its acquisition of certain assets of Xtreme ATM of Louisiana LLC, (“Xtreme”) for a total purchase price of $1.5 million, which the Company paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) location contract assets totaling $1.4 million, and ii) redemption equipment totaling less than $0.1 million. The results of operations for Xtreme are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Toucan Gaming
On November 1, 2024, the Company completed its acquisition of 85% ownership of Toucan Gaming for a total cash consideration of $41.6 million, of which $38.3 million was paid in cash (of which $4.6 million was paid in the prior year as an advance on the purchase price) and the remaining $3.3 million was recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $2.1 million has been recorded as goodwill. The Toucan Gaming acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Toucan Gaming’s operations, industry and workforce. Management integrated Toucan Gaming into its existing business structure, which is comprised of a single reporting unit.
The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$38,253
Consideration payable	3,348
Total consideration	$41,601

Cash and cash equivalents	$1,816
Accounts receivable, net	618
Inventories	38
Other current assets	29
Property and equipment, net	11,625
Location contracts acquired, net	9,200
Other intangible assets, net	22,300
Deferred income tax asset	767
Other assets	1,194
Accounts payable and other accrued expenses	(3,122)
Current maturities of debt	(60)
Debt, net of current maturities	(520)
Other long-term liabilities	(175)
Temporary equity - redeemable noncontrolling interest	(4,239)
Net assets acquired	39,471
Goodwill	2,130

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company incurred $0.3 million in acquisition related costs that are included in other expenses, net within the consolidated statements of operations and comprehensive income for the year ended December 31, 2024.
The results of operations for Toucan Gaming are included in the consolidated financial statements of the Company from the date of acquisition. Toucan Gaming's acquired assets generated revenues and net income of $5.4 million and $0.3 million for the year ended December 31, 2024. The unaudited pro forma revenue and net income of Toucan Gaming, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the consolidated results of the Company for the years ended December 31, 2024 and 2023.
24th Street Station
On September 19, 2024, the Company completed its acquisition of 24th Street Station, a retail establishment in Montana, for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million, and ii) goodwill totaling $0.1 million. The results of operations for the 24th Street Station are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Lucky 7s
On September 19, 2024, the Company completed its acquisition of Lucky 7s, a retail establishment in Montana, for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million, and ii) goodwill totaling $0.1. The results of operations for Lucky 7s are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Jorgenson’s Lounge
On June 26, 2024, the Company acquired Jorgenson’s Lounge, a retail establishment in Montana, for a total purchase price of $1.1 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million, and ii) goodwill totaling $0.3 million. The results of operations Jorgenson’s Lounge are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The present value of the consideration payable was $2.2 million as of September 30, 2024 and is recorded in consideration payable on the consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million, and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Great Lakes Vending

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On February 22, 2024, the Company acquired certain assets of Great Lakes Vending Corporation (“GLV”), an Illinois-based terminal operator. The Company acquired one operational location, as well as gaming and redemption terminal equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $1.3 million, which the Company paid in cash at closing. The total purchase price of $1.3 million was allocated to the following assets: i) location contracts totaling $1.2 million and ii) gaming and redemption equipment totaling $0.1 million. The results of operations for GLV are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Doc & Eddy’s
On January 10, 2024, the Company acquired Doc & Eddy’s West (“D&E”), a hospitality operation in Montana. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $2.3 million, which the Company paid in cash at closing, and was allocated to the following assets: i) buildings totaling $1.0 million, ii) indefinite long-lived assets totaling $0.9 million and iii) land totaling $0.4 million. The results of operations for D&E are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in the respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2024 and 2023. The contingent consideration accrued is measured at fair value on a recurring basis. Payments related to consideration payable were $3.4 million for the year ended December 31, 2024.
Current and long-term portions of consideration payable consist of the following as of December 31 (in thousands):

	2024		2023
	Current	Long-Term	Current	Long-Term
TAV *	$—	$—	$2,005	—
Fair Share Gaming *	969	5,493	504	92
Skyhigh *	563	4,264	528	3,941
IVSM	94	187	94	168
IGE Asset Acquisition	586	1,605	—	—
Tom's Amusements*	—	—	57	—
Island	100	—	100	—
Randy's	165	—	—	—
Toucan Gaming	474	2,892	—	—
Pelican	165	155	—	—
Total	$3,116	$14,596	$3,288	$4,201

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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,821	—	6,821	—

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	13,011	—	13,011	$—
Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable LIBOR/SOFR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of interest rate caplets are classified within other comprehensive income on the accompanying consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the consolidated statements of cash flow.
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
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for assets for the year ended December 31 (in thousands):

2023
Assets:
Investment in convertible notes:
Beginning of year balance	$32,065
Proceeds from settlement on convertible notes	(32,065)
Ending balance	$—
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,928	$—	$—	$13,928
Contingent earnout shares	33,103	—	33,103	—
Total	$47,031	$—	$33,103	$13,928

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$5,484	$—	$—	$5,484
Contingent earnout shares	31,827	—	31,827	—
Warrants	13	—	13	—
Total	$37,324	$—	$31,840	$5,484
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
Warrants
The Company’s 5,144 warrants expired in November 2024. The liability for warrants was included in other long-term liabilities on the consolidated balance sheets and was considered to be a Level 2 fair value measurement. Upon expiration of the warrants, the Company reduced the fair value of the warrants to zero and recognized a gain on the expiration of warrants of less than $0.1 million on the consolidated statements of operations and comprehensive income
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31, (in thousands):

	2024	2023
Liabilities:
Contingent consideration:
Beginning of year balance	$5,484	$9,543
Issuance of contingent consideration in connection with acquisitions	2,449	262
Payment of contingent consideration	(1,347)	(4,828)
Fair value adjustments	7,342	507
Ending balance	$13,928	$5,484
There were no transfers in or out of Level 3 assets or liabilities for the periods presented.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 13. Leases
The Company's lease portfolio has both operating and finance leases but is primarily comprised of operating leases for buildings and vehicles. The Company's leases have remaining lease terms that range from less than 1 to 13 years, some of which also include options to extend or terminate the lease. Most leases contain both fixed and variable payments. Variable costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.
Lease expense for the years ended December 31 included within general and administrative expenses in the consolidated statements of operations and comprehensive income is follows (in thousands):

	2024	2023	2022
Operating lease costs
Short-term lease expense	$667	$789	$600
Operating lease expense	3,284	2,875	1,586
Variable lease expense	150	316	368
Total operating lease expense	$4,101	$3,980	$2,554
Total expense related to finance leases was $0.3 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively. There were no finance leases for the year ended December 31, 2022.
Amounts recognized in the consolidated balance sheets related to the Company's lease portfolio as of December 31 are as follows (in thousands):

Lease component	Classification	2024	2023
Operating lease ROU asset	Other assets	$8,526	$7,862
Finance lease ROU asset	Other assets	1,115	1,388
Current operating lease liability	Accounts payable and other accrued expenses	2,721	2,269
Current finance lease liability	Accounts payable and other accrued expenses	245	221
Long-term operating lease liability	Other long-term liabilities	6,125	5,826
Long-term finance lease liability	Other long-term liabilities	927	1,172
As of December 31, 2024, the future undiscounted cash flows associated with the Company's lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2025	$3,306	$322
2026	2,437	329
2027	1,494	335
2028	1,082	342
2029	1,082	29
Thereafter	997	—
Total	$10,398	$1,357
Less: present value discount	(1,552)	(185)
Total lease liability	$8,846	$1,172

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining lease term and discount rate used in computing the lease liabilities as of December 31 were as follows:

	2024	2023	2022
Weighted average remaining lease term (in years)
Operating leases	4.4	4.2	3.4
Finance leases	4.1	5.1	N/A
Weighted average discount rate
Operating leases	6.46%	5.85%	3.28%
Finance leases	7.71%	7.71%	N/A
Supplemental cash flow information related to leases for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,034	$2,659	$1,525
Operating cash flows for finance leases	95	9	—
Financing cash flows for finance leases	221	17	—
Total cash paid for lease liabilities	$3,350	$2,685	$1,525

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,383	5,508	5,602
Finance leases	N/A	1,411	N/A
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million of shares of common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million of shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2024, the Company has

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

purchased a total of 13,855,897 shares under the share repurchase program at a total purchase price of $143.6 million, of which 2,446,700 shares at a total purchase price of $25.5 million were acquired during the year ended December 31, 2024.
In December 2024, the Company re-issued 3.1 million shares of treasury stock to complete the Fairmount acquisition at an average cost per share of $11.58. The difference between the average cost per share and the fair value of the shares issued resulted in a gain of $4.1 million, which was recorded to additional paid-in-capital on the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company has reserved Class A-1 common stock for future issuance in relation to the following:

	2024	2023
Class A-1 common stock warrants issued and outstanding	—	5,144
Class A-1 common stock options, RSUs and PSUs issued and outstanding	4,222,125	3,559,104
Conversion of Class A-2 common stock	3,333,363	3,333,363
Total Class A-1 common stock reserved for issuance	7,555,488	6,897,611
Note 15. Segment Reporting
The Company assesses its reportable segments on an annual basis or as changes in its business occur. As part of its assessment, the Company has determined its chief operating decision maker (“CODM”) to be its Chief Executive Officer, Andrew Rubenstein, who is ultimately responsible for the operating performance of the Company and the allocation of resources. The CODM assesses financial performance and allocates resources based on Adjusted EBITDA. Adjusted EBITDA is used by the CODM to understand the Company’s underlying drivers of profitability, trends in its business, and to facilitate company-to-company and period-to-period comparisons. Segment asset information is provided to the CODM but is not used to allocate resources.
The Company defines Adjusted EBITDA as net income plus:
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•Loss from unconsolidated affiliates
•Loss (gain) on change in fair value of contingent earnout shares
•Gain on expiration of warrants
•Other expenses, net
•Depreciation and amortization of property and equipment
•Interest expense, net
•Emerging markets, which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where the Company’s operations are developing
•Income tax expense
The Company’s distributed gaming reportable segment consists of the installation, maintenance, and operation of gaming terminals, redemption devices that disburse winnings and contain ATM functionality, and other amusement devises in authorized non-casino locations such as restaurants, bars, convenience stores, liquor stores, truck stops, and grocery stores. The Company’s operations and services are consistent in the Company’s markets.
The Company has determined that with the acquisition of the FanDuel Sportsbook & Horse Racing in Collinsville, Illinois, that as of December 31, 2024, it has two operating segments, distributed gaming and casino and racing. However, due to the fact

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the construction of the casino is in its early stages and the limited operations of racing in the winter months, the casino and racing operating segment does not reach the criteria of being a reportable segment. As such, the Company will continue to report as a single reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s consolidated statement of operations and comprehensive income and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the years ended December 31, 2024, 2023, 2022. Additionally, the Company has included an "all other" operating segment which is its casino and racing business that is neither individually reportable nor able to be aggregated or combined with another operating segment.

(in thousands,)	December 31,
	2024	2023	2022
Distributed gaming
Total net revenues (1)	$1,229,577	$1,170,420	$969,797
Adjustments: (2)
Cost of revenue	852,226	809,524	666,126
Compensation related costs - operations (3)	77,902	67,523	59,174
Compensation related costs - general and administrative (3)	53,606	51,926	37,070
All other segment items (4)	56,899	60,002	45,035
Adjusted EBITDA for distributed gaming	$188,944	$181,445	$162,392

Adjusted EBITDA for “all other” operating segment (5)	$203	$—	$—

Less Adjustments for:
Depreciation and amortization of property and equipment	$43,978	$37,906	$29,295
Amortization of intangible assets and route and customer acquisition costs	22,577	21,211	17,484
Interest expense, net	35,892	33,144	21,637
Emerging markets	165	(948)	2,598
Stock-based compensation	12,204	9,416	6,840
Loss (gain) on change in fair value of contingent earnout shares	1,276	8,539	(19,544)
Gain on expiration of warrants	(13)	—	—
Other expenses, net	19,339	6,453	9,320
Income before income tax expense	$53,729	$65,724	$94,762
Income tax expense	18,438	20,121	20,660
Net income	$35,291	$45,603	$74,102
(1)Total net revenues is further disaggregated by revenue stream as included on the consolidated statements of operations and comprehensive income.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)Compensation related costs represent payroll and other related costs that are included in General and administrative on the consolidated statements of operations and comprehensive income.
(4)All other segment items include other operating and general and administrative expenses (such as general and administrative expenses related to parts, advertising, information technology, etc.) which are included in general and administrative on the consolidated statements of operations and comprehensive income and cost of manufacturing good sold, as well as, adjustments for stock-based compensation expense and emerging markets.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(5)Given the timing of the acquisition for the casino and racing business in December of 2024 (see Note 10, Business and Asset Acquisitions, for information on the acquisition), all corporate expenses were allocated to the distributed gaming reportable segment as of December 31, 2024. The "all other" operating segment had total net revenues of $1.4 million; cost of revenues of $147 thousand; compensation related costs - operations of $581 thousand and all other segment items of $464 thousand.
As of December 31, 2024 the consolidated assets associated with the distributed gaming segment are $990.1 million and the assets for the "all other" operating segment are $58.3 million.
See the consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.
Note 16. Cost Associated with Gaming Terminals
Included in cost of revenue are costs associated with the operation of gaming terminals. In each jurisdiction that the Company operates, it is subject to state, municipal and/or administrative fees associated with the operation of its gaming terminals. The taxes and administrative fees are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income. These costs associated with the operation of gaming terminals totaled $333.7 million, $312.2 million and $281.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The remaining net terminal income after deducting the taxes and administrative fees described above is split between the Company and the gaming location according to local gaming laws or are prenegotiated. The gaming location's share of net terminal income totaled $487.2 million, $466.4 million and $359.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 17. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their eligible compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Multiemployer Benefit Plans
Some of the Company’s employees in its racing operations participate in union-sponsored benefit plans which includes the participation in several multiemployer defined benefit pension plans under terms of a collective bargaining agreement. The Company’s contributions to these plans are determined in accordance with the provisions of the negotiated labor contracts based on the aggregate number of hours works. The Company’s contributions to these plans for the year ended December 31, 2024 was less than $0.1 million, which represents one month of payments.
Incentive Compensation Plan
Included in certain employee agreements are provisions for commissions and bonuses, which are determined at the discretion of management. Incentive compensation expense amounted to $14.7 million, $14.8 million and $12.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Accrued incentive compensation totaled $5.7 million and $5.6 million as of December 31, 2024 and 2023, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 18. Stock-based Compensation
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
Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022, was $12.2 million, $9.4 million and $6.8 million, respectively. As of December 31, 2024, and 2023, there was approximately $13.9 million and $16.1 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2028.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized gross excess tax (expense) benefit from stock-based compensation of $(0.1) million, $(0.9) million, and $0.1 million, respectively. Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess of the deferred tax assets that were previously recorded.
Grant of RSUs
The Company issued 918,103 RSUs to eligible employees and Directors of the Company during the year ended December 31, 2024, which will vest over a period of 2 to 5 years for employees and a period of 1 year for Directors. The RSUs are valued using the stock price on the grant date and had an estimated grant date fair value of $9.8 million.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the activities of the Company’s RSUs for the years ended December 31, 2024, 2023 and 2022.

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,593,729	$11.55
Granted	569,600	$12.16
Vested (1)	(383,088)	$11.51
Forfeited	(361,532)	$11.03
Nonvested at December 31, 2022	1,418,709	$11.94
Granted	937,738	$9.36
Vested (2)	(652,767)	$11.11
Forfeited	(150,014)	$11.07
Nonvested at December 31, 2023	1,553,666	$10.81
Granted	918,103	$10.67
Vested (3)	(765,463)	$11.12
Forfeited	(155,269)	$10.10
Nonvested at December 31, 2024	1,551,037	$10.65
(1) Includes 273,358 RSUs that are vested and not issued.
(2) Includes 379,719 RSUs that are vested and not issued.
(3) Includes 522,270 RSUs that are vested and not issued.
Grant of PSUs
The Company issued 149,381 PSUs to eligible employees during the year ended December 31, 2024. The PSUs are valued using the stock price and a performance expense factor on the grant date and had an estimated grant date fair value of $1.7 million. Performance-based shares vest based upon the passage of time and the achievement of performance conditions, in an amount ranging from 0% to 200% of the grant amount, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are 2 to 3 years, with each year weighted equally in determining such average. The Company reviews the progress toward the attainment of the performance condition for each quarter during the vesting period. When it is probable the minimum performance condition for an award will be achieved, the Company began recognizing the expense equal to the proportionate share of the total fair value of the Class A-1 stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A-1 stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance condition. For grants with a market condition and a service condition, the fair value is determined on the grant date and is calculated using the average implied multiple using the Company’s internal forecast along with weighting of probability of award, with a service condition of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met. If the service condition is not met the stock-based compensation would be reversed.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the activities of the Company’s PSUs for the years ended December 31, 2024 and 2023.

Non-vested PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	—	$—
Granted	702,741	$8.62
Adjustments for Performance Measures	(236,399)	$8.68
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2023	466,342	$8.62
Granted	149,381	$11.34
Adjustments for Performance Measures	466,342	$9.33
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2024	1,082,065	$9.09
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
Starting on January 1, 2023, the Company discontinued the use of stock options as part of the LTIP and there were no stock options granted to eligible officers and employees during 2023 and 2024.
The following assumptions were used in the option valuation model for options granted during the year ended December 31 as follows:

2022
Expected approximate volatility	60%
Expected dividends	None
Expected term (in years)	7
Risk-free rate	2.12% - 4.04%

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the options granted and the range in vesting periods based on specific provisions within the option agreements during the year ended December 31, are as follows:

2022
Options granted	315,881
Vesting period (in years)	4
The following table sets forth the activities of the Company’s outstanding stock options for the years ended December 31, 2024, 2023, and 2022.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2022	1,556,486	$4.51	$10.47
Granted	315,881	$7.30	$12.09
Exercised	(136,998)	$2.20	$5.93
Forfeited/expired	(436,960)	$4.79	$10.97
Outstanding at December 31, 2022	1,298,409	$7.25	$11.18
Granted	—	$—	$—
Exercised	(80,315)	$1.65	$4.67
Forfeited/expired	(58,717)	$5.25	$12.10
Outstanding at December 31, 2023	1,159,377	$5.60	$11.58
Granted	—	$—	$—
Exercised	(55,173)	$1.84	$5.24
Forfeited/expired	(37,451)	$6.04	$12.06
Outstanding at December 31, 2024	1,066,753	$5.60	$11.58

A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2024, 2023 and 2022 is as follows:

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,411,331	$4.77
Granted	315,881	$7.30
Vested	(314,462)	$4.17
Forfeited	(321,682)	$4.86
Nonvested at December 31, 2022	1,091,068	$5.65
Granted	—	$—
Vested	(393,550)	$5.54
Forfeited	(54,717)	$5.27
Nonvested at December 31, 2023	642,801	$5.75
Granted	—	$—
Vested	(330,292)	$5.69
Forfeited	—	$—
Nonvested at December 31, 2024	312,509	$5.76

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024, and 2023, a total of 524,739 and 516,576 options with a weighted-average remaining contractual term of 4.83 and 5.7 years, respectively, granted to employees were vested. The fair value of options that vested during 2024, 2023 and 2022 was $1.9 million, $2.2 million, and $1.3 million, respectively. As of December 31, 2024, and 2023, the weighted-average exercise price of the non-vested awards was $11.92 for both years. As of December 31, 2024, and 2023, the weighted-average remaining contractual term of the outstanding awards was 5.5 years and 6.4 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $0.3 million, $0.5 million and $0.6 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2024 is $0.5 million.
Note 19. Income Taxes
The Company recognized income tax expense of $18.4 million, $20.1 million and $20.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, which consists of the following (in thousands):

	2024	2023	2022
Current provision
Federal	$14,700	$5,390	$1,558
State	6,126	7,385	5,669
Total current provision	20,826	12,775	7,227
Deferred provision
Federal	(3,244)	10,278	13,743
State	856	(2,932)	(310)
Total deferred provision	(2,388)	7,346	13,433
Total income tax expense	$18,438	$20,121	$20,660
A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense is as follows (in thousands):

	2024	2023	2022
Computed “expected” tax expense	$11,283	$13,802	$19,900
Increase (decrease) in income taxes resulting from:
State income taxes	5,575	3,627	4,289
Return-to-provision	(121)	380	(132)
Change in fair value of contingent earnout shares	268	1,793	(4,104)
Permanently non-deductible transaction costs	215	51	137
Officer's compensation	221	129	177
Stock-based compensation	212	720	124
Other permanent items	589	641	343
State Rate Change	119	(724)	(121)
Other	77	(298)	47
Total income tax expense	$18,438	$20,121	$20,660

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,964	$8,015
Interest expense limitation carryforward	10,765	8,174
Stock-based compensation	4,452	3,284
Lease liabilities	2,397	2,589
Capitalized research & experimental costs	2,481	1,159
Other	3,144	2,867
	31,203	26,088
Deferred tax liabilities:
Property and equipment	58,471	53,804
Location contracts and other intangibles	15,282	9,348
Lease assets	2,294	2,524
Interest rate caplets	1,585	3,008
Other	943	154
	78,575	68,838

Total deferred tax liability, net	$47,372	$42,750
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
The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded as of December 31, 2024, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized.
As of December 31, 2024, and 2023, the Company did not record a liability for unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2024, the Company is subject to U.S federal income tax examinations for the years 2021 through 2023 and income tax examinations from state jurisdictions for the years 2021 through 2023.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2024		2023
	Amount	Expiration	Amount	Expiration
State net operating losses	106,110	2030	106,690	2030
Significant equity restructuring often results in an Internal Revenue Code Section 382 ownership change that limits the future use of net operating loss (“NOL”) carryforwards and other tax attributes. With regard to Century Gaming, an ownership change occurred on the date the outstanding equity interests were purchased in 2022. As a result, the Company's use of the acquired

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOLs, interest expense limitation carryforward and R&D credit carryforward on an annual basis were limited. As of December 31, 2024, only the interest expense limitation is subject to limitation. The recognition and measurement of the Company's tax benefit includes estimates and judgment by the Company's management, which includes subjectivity. Changes in estimates may create volatility in the Company's tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.
The Company has no federal general business tax credit carryforward as of December 31, 2024.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed two new lawsuits to challenge the IGB’s rulings. J&J lost at both the trial court and appellate court level and recently filed a petition with the Illinois Supreme Court seeking permission for a further appeal. The second case is awaiting a ruling at the trial court level. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, has established no reserves relating to such matters.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court heard argument in January 2025. A ruling is expected in March 2025.
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
The results for the years ended December 31, 2024 and 2023 included losses of $0.5 million and $1.4 million, respectively, related to these matters, which is included within general and administrative expenses in the consolidated statements of operations and other comprehensive income.

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
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2024	2023	2022
Net income attributable to Accel Entertainment, Inc.	$35,252	$45,603	$74,102

Basic weighted average outstanding shares of common stock	83,747	85,949	90,629
Dilutive effect of stock-based awards for common stock	1,230	854	600
Diluted weighted average outstanding shares of common stock	84,977	86,803	91,229

Earnings per common share:
Basic	$0.42	$0.53	$0.82
Diluted	$0.41	$0.53	$0.81
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.3 million, 4.4 million, and 5.0 million shares for the years ended December 31, 2024, 2023 and 2022, respectively.