Form 10-Q
period 2025-03-31
Accel Entertainment, Inc.
filed 2025-05-05
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2025, there were 84,641,287 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Net revenues:
Net gaming	$301,951	$288,137
Amusement	5,908	6,129
Manufacturing	3,858	2,209
ATM fees and other	12,195	5,342
Total net revenues	323,912	301,817
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	221,472	209,167
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	2,076	1,159
General and administrative	53,004	47,634
Depreciation and amortization of property and equipment	12,301	10,434
Amortization of intangible assets and route and customer acquisition costs	6,290	5,438
Other expenses, net	2,817	2,426
Total operating expenses	297,960	276,258
Operating income	25,952	25,559
Interest expense, net	8,685	8,660
Loss from unconsolidated affiliates	16	—
(Gain) loss on change in fair value of contingent earnout shares	(2,355)	4,716
Income before income tax expense	19,606	12,183
Income tax expense	4,993	4,767
Net income	$14,613	$7,416
Less: Net income attributed to redeemable noncontrolling interests	(26)	—
Net income attributable to Accel Entertainment, Inc.	$14,639	$7,416

Earnings per common share:
Basic	$0.17	$0.09
Diluted	0.17	0.09
Weighted average number of common shares outstanding:
Basic	86,003	84,298
Diluted	87,223	85,300

Comprehensive income
Net income	$14,613	$7,416
Unrealized (loss) gain on interest rate caplets (net of income tax (benefit) expense of $(426), and $405 respectively)	(1,133)	1,081
Comprehensive income	$13,480	$8,497
Less: Comprehensive income attributable to redeemable noncontrolling interests	(26)	—
Comprehensive income attributable to Accel Entertainment, Inc.	$13,506	$8,497
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	March 31,	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$271,939	$281,305
Accounts receivable, net	12,673	10,550
Prepaid expenses	8,606	8,950
Inventories	8,558	8,122
Interest rate caplets	5,024	6,342
Other current assets	9,686	10,883
Total current assets	316,486	326,152
Property and equipment, net	321,802	307,997
Noncurrent assets:
Route and customer acquisition costs, net	23,578	23,258
Location contracts acquired, net	197,539	202,618
Goodwill	116,252	116,252
Other intangible assets, net	53,344	53,940
Interest rate caplets, net of current	—	479
Other assets	18,255	17,702
Total noncurrent assets	408,968	414,249
Total assets	$1,047,256	$1,048,398
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$34,280	$34,443
Current portion of route and customer acquisition costs payable	2,218	2,197
Accrued location gaming expense	10,175	4,734
Accrued state gaming expense	20,203	19,802
Accounts payable and other accrued expenses	51,892	41,944
Accrued compensation and related expenses	8,863	12,117
Current portion of consideration payable	3,137	3,116
Total current liabilities	130,768	118,353
Long-term liabilities:
Debt, net of current maturities	546,425	560,936
Route and customer acquisition costs payable, less current portion	7,475	7,160
Consideration payable, less current portion	14,403	14,596
Contingent earnout share liability	30,748	33,103
Other long-term liabilities	7,886	7,571
Deferred income tax liability, net	46,231	47,372
Total long-term liabilities	653,168	670,738

Temporary equity - Redeemable noncontrolling interest	4,252	4,278

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,110,689 shares issued and 84,927,240 shares outstanding at March 31, 2025; 95,865,026 shares issued and 85,670,255 shares outstanding at December 31, 2024	8	8
Additional paid-in capital	222,462	221,625
Treasury stock, at cost	(115,789)	(105,485)
Accumulated other comprehensive income	3,012	4,145
Accumulated earnings	149,375	134,736
Total stockholders' equity	259,068	255,029
Total liabilities, temporary equity, and stockholders' equity	$1,047,256	$1,048,398
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—		—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net income attributable to noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	$4,252	84,927,240	$8	$222,462	(11,183,449)	$(115,789)	$3,012	$149,375	$259,068

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	$—	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	—	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	—	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	$—	83,778,268	$8	$204,456	(11,488,392)	$(118,252)	$9,017	$106,900	$202,129
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$14,613	$7,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,301	10,434
Amortization of intangible assets and route and customer acquisition costs	6,290	5,438
Amortization of debt issuance costs	435	455
(Gain) loss on change in fair value of contingent earnout shares	(2,355)	4,716
Stock-based compensation	2,091	2,350
Loss on disposal of property and equipment	111	42
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	352	118
Remeasurement of contingent consideration	(153)	288
Payments on consideration payable	(298)	(823)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	548	296
Deferred income taxes	(715)	646
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other current assets	161	(1,634)
Accounts receivable, net	(2,123)	(270)
Inventories	(416)	(160)
Route and customer acquisition costs	(1,232)	(1,883)
Route and customer acquisition costs payable	203	(353)
Accounts payable and accrued expenses	16,157	4,951
Accrued compensation and related expenses	(3,254)	(3,748)
Other assets	2,036	471
Net cash provided by operating activities	44,752	28,750
Cash flows from investing activities:
Purchases of property and equipment	(26,755)	(20,635)
Proceeds from the sale of property and equipment	694	180
Deposits against a portion of the purchase price on a pending business acquisition	—	(1,800)
Business and asset acquisitions, net of cash acquired	(125)	(3,641)
Net cash used in investing activities	(26,186)	(25,896)
Cash flows from financing activities:
Proceeds from debt	—	15,000
Payments on debt	(14,863)	(17,875)
Payments for repurchase of common stock	(10,202)	(6,121)
Payments on interest rate caplets	(1,218)	(244)
Proceeds from exercise of stock-based awards	—	68
Payments on finance leases	(80)	(54)
Payments on consideration payable	(136)	(132)
Tax withholding on stock-based payments	(1,433)	(1,188)
Net cash used in financing activities	(27,932)	(10,546)
Net decrease in cash and cash equivalents	(9,366)	(7,692)
Cash and cash equivalents:
Beginning of period	281,305	261,611
End of period	$271,939	$253,919

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$8,065	$7,685
Income taxes	$—	$—
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$13,552	$14,022
Deferred premium on interest rate caplets	$830	$1,815
Acquisition of businesses and assets:
Total identifiable net assets acquired	$125	$3,641
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. The Company has operations in Illinois, Montana, Nevada, Nebraska, Georgia, Iowa, Louisiana and Pennsylvania. The Company is subject to the various regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
The Company’s business primarily consists of the installation, maintenance, operation and servicing of gaming terminals and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments as well as casinos and horse racing venues. The Company also operates stand-alone ATMs in gaming and non-gaming locations.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Use of estimates: The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares, the valuation of interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.

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
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for the three months ended March 31, 2025.
Revenue recognition: The Company primarily generates revenues from the following types of services: gaming terminals, amusements, and ATMs. The Company also generates manufacturing revenue from the sale of gaming terminals and associated software, as well as revenue from its racing operations. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three months ended March 31, 2025 and 2024 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended March 31,
	2025	2024
Net revenues by state:
Illinois	$233,479	$224,863
Montana	41,136	38,141
Nevada	27,617	29,209
Louisiana	9,025	—
Nebraska	7,230	5,834
Georgia	4,325	2,624
Other	1,100	1,146
Total net revenues	$323,912	$301,817
Recent accounting pronouncements: In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose information about certain costs and expenses. The amendments in this ASU improve financial reporting by requiring additional disclosure of information and specific expense categories in the notes to the financial statements at interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities must adopt the changes either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments, which requires public entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion and enhances current guidance on induced conversions applies only to conversions that include the issuance of all equity securities issuable pursuant to the conversion privileges provided in the terms of the debt at issuance. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within annual reporting periods. Entities must adopt the changes either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid disaggregated by jurisdiction. The new requirements will be effective for annual periods beginning after December 15, 2024, and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
Other recently issued accounting standards or pronouncements have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on its condensed consolidated financial statements.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3. Inventories
Inventories consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and manufacturing supplies	$6,685	$6,113
Finished products	1,873	2,009
Total inventories	$8,558	$8,122
As of March 31, 2025 and December 31, 2024, no write down of inventory was determined necessary.
Note 4. Investment in Convertible Notes
On May 31, 2023, the Company and Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the Company’s investment in Gold Rush’s convertible notes. As part of the settlement, the Company had a receivable from Gold Rush of $1.5 million as of March 31, 2025, which was paid in full on April 30, 2025.
Note 5. Property and Equipment
Property and equipment consist of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Gaming terminals, software and equipment	$429,700	$415,003
Amusement, ATM and other equipment	29,203	29,174
Office equipment and furniture	4,440	4,281
Computer equipment and software	23,282	23,136
Leasehold improvements	10,315	10,151
Vehicles	22,936	22,974
Buildings and improvements	30,430	30,105
Land	7,718	7,718
Construction in progress	13,653	4,453
Total property and equipment	571,677	546,995
Less accumulated depreciation and amortization	(249,875)	(238,998)
Total property and equipment, net	$321,802	$307,997
Depreciation and amortization of property and equipment was $12.3 million and $10.4 million for the three months ended March 31, 2025 and 2024, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $11.6 million and $11.2 million as of March 31, 2025 and December 31, 2024, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $9.7 million and $9.4 million as of March 31, 2025 and December 31, 2024, respectively, of which approximately $2.2 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

both March 31, 2025 and December 31, 2024, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $22.7 million and $22.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $1.3 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.
Route and customer acquisition costs consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cost	$39,786	$39,204
Accumulated amortization	(16,208)	(15,946)
Route and customer acquisition costs, net	$23,578	$23,258
Amortization expense of route and customer acquisition costs was $0.6 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cost	$330,958	$330,903
Accumulated amortization	(133,419)	(128,285)
Location contracts acquired, net	$197,539	$202,618
Amortization expense of location contracts acquired was $5.1 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $116.3 million as of both March 31, 2025 and December 31, 2024, respectively, of which $38.2 million was deductible for tax purposes as of March 31, 2025.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025			December 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(3,521)	$3,279	$6,800	$(3,325)	$3,475
Software Applications	8 years	7,800	(2,763)	5,037	7,800	(2,519)	5,281
Trade Names	20 years	11,700	(1,421)	10,279	11,700	(1,265)	10,435
Operating Licenses	Indefinite	34,749	N/A	34,749	34,749	N/A	34,749
		$61,049	$(7,705)	$53,344	$61,049	$(7,109)	$53,940
Amortization expense of other intangible assets was $0.6 million for both the three months ended March 31, 2025, and 2024, respectively.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of March 31, 2025.
Note 9. Debt
The Company’s debt as of March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Secured Credit Facility:
Revolving credit facility	$—	$6,500
Term Loan	288,750	293,125
Delayed Draw Term Loan	293,762	297,750
Total borrowings	582,512	597,375
Add: Remaining premium on interest rate caplets financed as debt	830	1,076
Total debt	583,342	598,451
Less: Debt issuance costs	(2,637)	(3,072)
Total debt, net of debt issuance costs	580,705	595,379
Less: Current maturities	(34,280)	(34,443)
Total debt, net of current maturities	$546,425	$560,936
As of March 31, 2025, the weighted-average interest rate on the Company’s borrowings was approximately 6.5%.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month SOFR interest rates on the first $300 million of the term loan under the Company’s existing credit agreement, as amended, by entering into a 4-year series of 48 deferred premium caplets (“caplets”).
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million for the three months ended March 31, 2025. In comparison, the Company recognized an unrealized gain, net of taxes, of $1.1 million for the three months ended March 31, 2024. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $1.8 million and $2.6 million for the three months ended

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2025 and 2024, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Note 10. Business Acquisitions
2024 Business Acquisitions
Randy’s
On December 23, 2024, the Company completed its acquisition of certain assets of Randy’s Vending (“Randy’s”), an Illinois based operator, for a total consideration transferred of $0.3 million, which included i) $0.1 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.2 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) amusement equipment totaling less than $0.1 million and ii) location contracts totaling $0.2 million. The results of operations for Randy’s are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
The results of operations for Fairmount are included in the condensed consolidated financial statements of the Company from the date of acquisition. Fairmount's acquired assets generated revenues and net loss of $5.9 million and $0.8 million, respectively, for the three months ended March 31, 2025. The unaudited pro forma revenue and net income of Fairmount, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the three months ended March 31, 2025.
Bayou
On November 21, 2024, the Company completed its acquisition of Bayou Gaming, Inc. (“Bayou”), a Louisiana based operator and owner of multiple licensed video poker establishments, for a total purchase price of $0.5 million, which the Company paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement equipment totaling $0.1 million and ii) location contracts totaling $0.4 million. The results of operations for Bayou are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Pelican
On November 21, 2024, the Company completed its acquisition of Pelican State Gaming, Inc. (“Pelican”), a Louisiana based operator and owner of multiple licensed video poker establishments, for a total consideration of $1.8 million, which included i) $1.5 million paid in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.3 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement assets totaling $0.3 million and ii) location contracts totaling $1.5 million. The results of operations for Pelican are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Xtreme
On November 1, 2024, the Company completed its acquisition of certain assets of Xtreme ATM of Louisiana LLC, (“Xtreme”) for a total purchase price of $1.5 million, which the Company paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) location contract assets totaling $1.4 million and ii) redemption equipment totaling less than $0.1 million. The results of operations for Xtreme are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Toucan Gaming
On November 1, 2024, the Company completed its acquisition of 85% of the ownership interests in both Toucan Gaming, LLC and LSM Gaming, LLC (herein referred to as “Toucan Gaming”) for a total cash consideration of $41.6 million, of which $38.3 million was paid in cash (of which $4.6 million was paid in the prior year as an advance on the purchase price) and the remaining $3.3 million was recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $2.1 million has been recorded as goodwill. The Toucan Gaming acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Toucan Gaming’s operations, industry and workforce. Management integrated Toucan Gaming into its existing business structure, which is comprised of a single reporting unit.

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
The results of operations for Toucan Gaming are included in the condensed consolidated financial statements of the Company from the date of acquisition. Toucan Gaming's acquired assets generated revenues and net loss of $9.0 million and $0.3 million, respectively, for the three months ended March 31, 2025. The unaudited pro forma revenue and net income of Toucan Gaming, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the three months ended March 31, 2025.
24th Street Station
On September 19, 2024, the Company completed its acquisition of 24th Street Station for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million and ii) goodwill totaling $0.1 million. The results of operations for the 24th Street Station are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Lucky 7s
On September 19, 2024, the Company completed its acquisition of Lucky 7s for a total purchase price of $0.8 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.7 million and ii) goodwill totaling $0.1 million. The results of operations for Lucky 7s are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Jorgenson’s Lounge
On June 26, 2024, the Company acquired Jorgenson’s Lounge for a total purchase price of $1.1 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million and ii) goodwill totaling $0.3 million. The results of operations for Jorgenson’s Lounge are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The present value of the consideration payable was $2.1 million as of December 31, 2024 and is recorded in consideration payable on the condensed consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90-days in investing activities,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Fair Share Gaming*	982	5,491	969	5,493
Skyhigh*	545	4,094	563	4,264
IVSM*	96	88	94	187
IGE	596	1,634	586	1,605
Island*	100	—	100	—
Randy’s	168	—	165	—
Toucan Gaming	482	2,937	474	2,892
Pelican	168	159	165	155
Total	$3,137	$14,403	$3,116	$14,596
* Acquisitions that occurred prior to 2024.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	5,024	—	5,024	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,821	—	6,821	—

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Interest rate caplets
The Company determines the fair value of the interest rate caplets using quotes that are based on models whose inputs are observable SOFR forward interest rate curves. The valuation of the interest rate caplets is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of the interest rate caplets are classified within other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying condensed consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the condensed consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,797	$—	$—	$13,797
Contingent earnout shares	30,748	—	30,748	—
Total	$44,545	$—	$30,748	$13,797

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,928	$—	$—	$13,928
Contingent earnout shares	33,103	—	33,103	—
Total	$47,031	$—	$33,103	$13,928
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2025, the Company acquired a total of 14,844,575 shares under the share repurchase program at a total purchase price of $153.8 million, of which 988,678 shares at a total purchase price of $10.2 million were acquired during the three months ended March 31, 2025.
Note 14. Segment Reporting
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
The Company’s distributed gaming reportable segment consists of the installation, maintenance, and operation of gaming terminals, redemption devices that disburse winnings and contain ATM functionality and other amusement devises in authorized non-casino locations such as restaurants, bars, convenience stores, liquor stores, truck stops and grocery stores. The Company’s operations and services are consistent in the Company’s markets.
The Company has determined that with the acquisition of the FanDuel Sportsbook & Horse Racing, which has been rebranded as Fairmount Park - Casino & Racing in Collinsville, Illinois, that as of March 31, 2025, it has two operating segments: distributed gaming and casino and racing. However, due to the fact the construction of the Fairmount Park casino is in the process of being completed and the limited operations of racing in the winter months, the casino and racing operating segment does not reach the criteria of being a reportable segment in the first quarter of 2025. In April 2025, the Fairmount Park casino opened and the racing season began. As such, the Company expects to disclose a second reportable segment in the second quarter of 2025.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and comprehensive income and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the for the three months ended March 31, 2025 and 2024. Additionally, the Company has included an "all other" operating segment which is its casino and racing business that is neither individually reportable nor able to be aggregated or combined with another operating segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

(in thousands)	Three Months Ended March 31,
	2025	2024
Distributed gaming
Total net revenues (1)	$318,062	$301,817
Adjustments: (2)
Cost of revenue	219,680	209,167
Compensation related costs - operations (3)	20,956	18,685
Compensation related costs - general and administrative (3)	12,447	12,127
All other segment items (4)	15,632	15,591
Adjusted EBITDA for distributed gaming	$49,347	$46,247

Adjusted EBITDA for “all other” operating segment (5)	$167	$—

Less Adjustments for:
Depreciation and amortization of property and equipment	$12,301	$10,434
Amortization of intangible assets and route and customer acquisition costs	6,290	5,438
Interest expense, net	8,685	8,660
Emerging markets	63	40
Loss from unconsolidated affiliates	16	—
Stock-based compensation	2,091	2,350
(Gain) loss on change in fair value of contingent earnout shares	(2,355)	4,716
Other expenses, net	2,817	2,426
Income before income tax expense	$19,606	$12,183
Income tax expense	4,993	4,767
Net income	$14,613	$7,416
(1)Total net revenues is further disaggregated by revenue stream as included on the condensed consolidated statements of operations and comprehensive income.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)Compensation related costs represent payroll and other related costs that are included in general and administrative on the condensed consolidated statements of operations and comprehensive income.
(4)All other segment items include other operating and general and administrative expenses (such as general and administrative expenses related to parts, advertising, information technology, etc.) which are included in general and administrative on the condensed consolidated statements of operations and comprehensive income and cost of manufacturing good sold, as well as, adjustments for stock-based compensation expense and emerging markets.
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of March 31, 2025. The "all other" operating segment had total net revenues of $5.9 million; cost of revenues of $1.8 million; compensation related costs - operations of $2.6 million and all other segment items of $1.3 million.
As of March 31, 2025, the assets associated with the distributed gaming segment are $1.0 billion and the assets for the "all other" operating segment were $34.2 million.
See the condensed consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.

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
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 159,105 restricted stock units (“RSUs”) to the Board of Directors and certain eligible employees during the first quarter of 2025, which will vest over a period of 3 years for employees and by the end of 2025 for the Board of Directors. The Company also issued 242,230 performance-based restricted stock units (“PSUs”) to certain eligible employees during the first quarter of 2025, which will vest after 3 years. The numbers of shares earned upon vesting of the PSUs, if any, is based on the attainment of performance goals over the performance period, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. The estimated grant date fair value of these RSUs and PSUs totaled $4.0 million.
Stock-based compensation expense, which pertains to the Company’s RSUs and PSUs, was $2.1 million for the three months ended March 31, 2025. In comparison, stock-based compensation expense was $2.4 million for the three months ended March 31, 2024. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $5.0 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 25.5% and 39.1% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the use agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed two new lawsuits to challenge the IGB’s rulings. J&J lost at both the trial court and appellate court level and recently filed a petition with the Illinois Supreme Court seeking permission for a further appeal. The petition for leave to appeal was denied by the Illinois Supreme Court. The second case is awaiting a ruling at the trial court level. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, has established no reserves relating to such matters.
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
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the Illinois Gaming Board, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court heard argument in January 2025. The judge granted and denied, in part, the motion for summary judgement. The parties are proceeding with discovery.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pled no contest and has made the appropriate payments to the municipality during 2024 and 2025.
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating gaming terminals within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax and won a temporary restraining order to stay the order. Currently, the matter remains pending as a result of a motion to consolidate and to finalize the assignment of the judge. On March 21, 2025, the judge ruled in favor of the Company and a coalition of terminal operators’ motion for judgment on the pleadings that the municipality ordinance was pre-empted by State law as well as the other 54 municipal push tax ordinances. The cases were all dismissed and the municipality is expected to appeal.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Accel Entertainment, Inc.	$14,639	$7,416

Basic weighted average outstanding shares of common stock	86,003	84,298
Dilutive effect of stock-based awards for common stock	1,220	1,002
Diluted weighted average outstanding shares of common stock	87,223	85,300

Earnings per common share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,382,703 and 4,339,250 shares as of March 31, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Company Overview
We are a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. We are a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country as well as casinos and horse racing venues. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with incremental revenue.
We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business, such as our recent acquisition of the FanDuel Sportsbook & Horse Racing, which has been rebranded as Fairmount Park - Casino & Racing (“Fairmount”) in Collinsville, Illinois. In April 2025, the casino opened and the racing season began at Fairmount.
We currently operate in the following states:

State	Year Operations Started or Year of Acquisition	Branding	Operations

Illinois	2012	Accel Entertainment
•Establishments with a liquor license (Up to 6 gaming terminals)
–Bars/restaurants/retail
–Gaming cafes
–Fraternal organizations
–Veterans’ organizations
•Truck stops (Up to 6 gaming terminals)
•Large truck stops (Up to 10 gaming terminals)

Illinois	2024	Fairmount Park - Casino + Racing
•Operate an active horse racing track with ~50 annual race days starting April 2025
•Opened Phase I casino in April 2025 with Phase II build out of a permanent facility anticipated to start shortly.
•Revenue share agreement with FanDuel to operate a sportsbook at Fairmount

Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 gaming terminals

State	Year Operations Started or Year of Acquisition	Branding	Operations
Montana	2022	Grand Vision Gaming
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

Georgia	2020	Bulldog Gaming	•Operate gaming terminals which are skill-based coin-operated amusement machines with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming	•Truck stop gaming parlors (up to 50 gaming terminals) •Establishments with a liquor license (up to 3 gaming terminals) –Bars/restaurants/retail –Fraternal organizations –Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill, which we define as gaming terminals
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Licensed to operate at qualified truck stops •Actively exploring opportunities

Distributed Gaming Competitive Landscape
We compete in the distributed gaming landscape on the basis of the responsiveness of our service to our locations and players, and the popularity, content, features, quality, functionality and reliability of our products. In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated, as follows:

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

Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our locations partners may adversely affect our results of operations and cash flows.
To date, we have not observed material impacts in our business or outlook, outside of observed increases in our costs related to higher wages and increased interest expense on our debt. In the first half of 2024, we accelerated certain of our capital expenditures related to gaming machines and related components to manage our supply chain.
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
ATM fees and other. ATM fees and other consist of fees charged for the withdrawal of funds from our redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction. Beginning in the first quarter of 2025, revenues from our racing operations are also included.

Operating expenses
Cost of revenue. Cost of revenue consists of (i) taxes on net gaming revenue that is payable to the appropriate jurisdiction (effective July 1, 2024, the tax on net gaming revenue in the State of Illinois increased from 34% to 35%, which is split equally between us and our locations in Illinois), (ii) licenses, permits and other fees required for the operation of our business, (iii) location revenue share, which is governed by local governing bodies and location contracts, (iv) ATM and amusement commissions payable to locations, (v) ATM and amusement fees and (vi) expenses from our racing operations.
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of gaming terminals and software as well as other ancillary equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative expense. Operating expense includes payroll and related expense for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and gaming terminals. General and administrative expense includes compensation-related costs for account managers, business development managers, marketing, and other corporate personnel. In addition, general and administrative expense also includes marketing, information technology, insurance, rent and professional fees.
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
Interest expense, net
Interest expense, net consists of interest on our current credit facilities, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum SOFR rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2025 and 2024:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues:
Net gaming	$301,951	$288,137	$13,814	4.8%
Amusement	5,908	6,129	(221)	(3.6)%
Manufacturing	3,858	2,209	1,649	74.6%
ATM fees and other	12,195	5,342	6,853	128.3%
Total net revenues	323,912	301,817	22,095	7.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	221,472	209,167	12,305	5.9%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	2,076	1,159	917	79.1%
General and administrative	53,004	47,634	5,370	11.3%
Depreciation and amortization of property and equipment	12,301	10,434	1,867	17.9%
Amortization of intangible assets and route and customer acquisition costs	6,290	5,438	852	15.7%
Other expenses, net	2,817	2,426	391	16.1%
Total operating expenses	297,960	276,258	21,702	7.9%
Operating income	25,952	25,559	393	1.5%
Interest expense, net	8,685	8,660	25	0.3%
Loss from unconsolidated affiliates	16	—	16	100.0%
(Gain) loss on change in fair value of contingent earnout shares	(2,355)	4,716	(7,071)	(149.9)%
Income before income tax expense	19,606	12,183	7,423	60.9%
Income tax expense	4,993	4,767	226	4.7%
Net income	$14,613	$7,416	$7,197	97.0%

Net revenues
Total net revenues for the three months ended March 31, 2025 were $323.9 million, an increase of $22.1 million, or 7.3%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $13.8 million, which reflected an increase in gaming locations and terminals, and higher ATM fees and other revenue of $12.2 million, an increase of $6.9 million, or 128.3%, which included revenue from our racing operations. Net revenues by state are presented below:

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues by state:
Illinois	$233,479	$224,863	$8,616	3.8%
Montana	41,136	38,141	2,995	7.9%
Nevada	27,617	29,209	(1,592)	(5.5)%
Louisiana	9,025	—	9,025	N/A
Nebraska	7,230	5,834	1,396	23.9%
Georgia	4,325	2,624	1,701	64.8%
Other	1,100	1,146	(46)	(4.0)%
Total net revenues	$323,912	$301,817	$22,095	7.3%
Cost of revenue
Cost of revenue for the three months ended March 31, 2025 was $221.5 million, an increase of $12.3 million, or 5.9%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our racing operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended March 31, 2025 was $2.1 million, an increase of $0.9 million, or 79.1%, compared to the prior-year period .
General and administrative
General and administrative expenses for the three months ended March 31, 2025 were $53.0 million, an increase of $5.4 million, or 11.3%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, as we continue to grow our operations, partially offset by lower parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2025 was $12.3 million, an increase of $1.9 million, or 17.9%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended March 31, 2025 were $6.3 million, an increase of $0.9 million, or 15.7%, compared to the prior-year period due to higher amortization expenses on location contracts acquired.
Other expenses, net
Other expenses, net for the three months ended March 31, 2025 were $2.8 million, an increase of $0.4 million, or 16.1%, compared to the prior-year period. The increase was primarily attributable to higher non-recurring expenses related to acquisitions.

Interest expense, net
Interest expense, net for the three months ended March 31, 2025 was $8.7 million, which was essentially flat compared to the prior-year period. We experienced an increase in average outstanding debt, which was offset by lower interest expense. For the three months ended March 31, 2025, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 6.5% compared to 7.7% in the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended March 31, 2025 was a gain of $2.4 million, compared to a loss of $4.7 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended March 31, 2025 was $5.0 million, an increase of $0.2 million, or 4.7%, compared to the prior-year period. The effective tax rate for the three months ended March 31, 2025 was 25.5% compared to 39.1% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of March 31,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	2,745	2,786	(41)	(1.5)%
Montana	618	609	9	1.5%
Nevada	355	355	—	—%
Louisiana	96	—	96	N/A
Nebraska	267	237	30	12.7%
Georgia	310	280	30	10.7%
Total	4,391	4,267	124	2.9%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of March 31,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	15,624	15,494	130	0.8%
Montana	6,526	6,280	246	3.9%
Nevada	2,623	2,714	(91)	(3.4)%
Louisiana	614	—	614	N/A
Nebraska	949	833	116	13.9%
Georgia	844	708	136	19.2%
Total	27,180	26,029	1,151	4.4%
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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three months ended:

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Illinois	$885	$860	$25	2.9%
Montana	610	594	16	2.7%
Nevada	802	847	(45)	(5.3)%
Louisiana	972	—	972	N/A
Nebraska	263	233	30	12.9%
Georgia	145	91	54	59.3%
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
◦Prior to January 2024, Iowa was considered an emerging market
•Income tax expense

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)

Net income	$14,613	$7,416	$7,197	97.0%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	6,290	5,438	852	15.7%
Stock-based compensation expense	2,091	2,350	(259)	(11.0)%
Loss from unconsolidated affiliates	16	—	16	100.0%
(Gain) loss on change in fair value of contingent earnout shares	(2,355)	4,716	(7,071)	(149.9)%
Other expenses, net	2,817	2,426	391	16.1%
Tax effect of adjustments	(3,254)	(2,841)	(413)	(14.5)%
Adjusted net income	20,218	19,505	713	3.7%
Depreciation and amortization of property and equipment	12,301	10,434	1,867	17.9%
Interest expense, net	8,685	8,660	25	0.3%
Emerging markets	63	40	23	57.5%
Income tax expense	8,247	7,608	639	8.4%
Adjusted EBITDA	$49,514	$46,247	$3,267	7.1%

Adjusted EBITDA for the three months ended March 31, 2025, was $49.5 million, an increase of $3.3 million, or 7.1%, compared to the prior-year period. The increase was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors approved share repurchase program and near-term acquisitions. As of March 31, 2025, we had $271.9 million in cash and cash equivalents.
Senior Secured Credit Facility
We have entered into a credit agreement (as amended the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$150.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swingline facility with a $10.0 million sublimit,
•a $350.0 million initial term loan facility, and
•a $400.0 million delayed draw term loan facility (“DDTL”)
Our ability to borrow on the DDTL ended on October 22, 2024. The maturity date of the Credit Agreement is October 22, 2026.
As of March 31, 2025, there remained $150 million of availability under the Credit Agreement and the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 6.5%.

We were in compliance with all debt covenants under the Credit Agreement as of March 31, 2025 and expect to remain in compliance for the next 12 months.
Interest rate caplets
We manage our exposure to some of our interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”).
We recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million for the three months ended March 31, 2025. In comparison, we recognized an unrealized gain of $1.1 million, net of taxes, for the three months ended March 31, 2024. We also recognized interest income on the caplets of $1.8 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively, which are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)

Net cash provided by operating activities	$44,752	$28,750	$16,002	55.7%
Net cash used in investing activities	(26,186)	(25,896)	(290)	(1.1)%
Net cash used in financing activities	(27,932)	(10,546)	(17,386)	(164.9)%

Net cash provided by operating activities
For the three months ended March 31, 2025, net cash provided by operating activities was $44.8 million, an increase in cash of $16.0 million compared to the prior-year period due primarily to changes in working capital adjustments.
Net cash used in investing activities
For the three months ended March 31, 2025, net cash used in investing activities was $26.2 million, an increase in cash of $0.3 million compared to the prior-year period. The increase in cash was primarily attributable to higher purchases of property and equipment, partially offset by less cash used for business and asset acquisitions. We anticipate our capital expenditures will be approximately $75–80 million in 2025, of which $31–32 million relates to Fairmount, $5–7 million relates to Louisiana and the remaining $39–41 million for all other capital expenditures.
Net cash used in financing activities
For the three months ended March 31, 2025, net cash used in financing activities was $27.9 million, an increase in cash used of $17.4 million compared to the prior-year period. The change reflects higher net repayments on our debt and higher stock repurchases.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per machine per day is typically lower in the summer when players will typically spend less time indoors at our locations, and higher in cold weather between February and April, when players will typically spend more time indoors at our locations. Our horse racing operations only operate during the months where the weather is conducive to racing, which is typically from late spring through the early fall. Holidays, vacation seasons, and sporting events may also cause our results to fluctuate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $582.5 million as of March 31, 2025. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $2.8 million annually, assuming the balance outstanding under the credit facility remained at $582.5 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2025, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference to the discussion in Note 17, Commitments and Contingencies, of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
An investment in our Class A-1 common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our Class A-1 common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our Class A-1 common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
There have been no material changes in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 22, 2021, our Board of Directors approved a share repurchase program of up to $200 million shares of our Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, our “share repurchase program)”. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced share repurchase program, and there are no other programs under which we repurchase shares. Repurchases under our share repurchase program, during applicable restricted trading windows that we periodically establish, are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following table presents a summary of share repurchases made during the first quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

January 1, 2025 - January 31, 2025	243,430	$10.76	$53.8

February 1, 2025 - February 28, 2025	67,498	$11.62	$199.8

March 1, 2025 - March 31, 2025	677,750	$10.06	$193.2

Total	988,678	$10.34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On December 13, 2024, Derek Harmer, our Chief Compliance Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Harmer Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Harmer Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Harmer Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Harmer Rule 10b5-1 Plan between March 13, 2025 and December 31, 2025. The Harmer Rule 10b5-1 Plan was inadvertently omitted in Item 9B of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
The Harmer Rule 10b5-1 Plan included a representation from Mr. Harmer to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the Harmer Rule 10b5-1 Plan at the time the Harmer Rule 10b5-1 Plan was entered into. A similar representation was made to us in a certification Mr. Harmer provided to us in connection with the adoption of the Harmer Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the date of adoption of the Harmer Rule 10b5-1 Plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer, was unaware, or with respect to any material nonpublic information acquired by the officer or director, as applicable, or us after the applicable date of the representation.
Transactions under the Harmer Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Harmer or our other officers or directors.

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

ACCEL ENTERTAINMENT, INC.

Date: May 5, 2025	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer