Form 10-Q
period 2025-06-30
Accel Entertainment, Inc.
filed 2025-08-05
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2025, there were 84,293,802 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Net gaming	$313,919	$293,240	$615,870	$581,377
Amusement	5,517	5,539	11,425	11,668
Manufacturing	1,763	5,208	5,621	7,417
ATM fees and other	14,710	5,426	26,905	10,768
Total net revenues	335,909	309,413	659,821	611,230
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	229,758	213,317	451,230	422,484
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	886	3,162	2,962	4,321
General and administrative	54,878	46,541	107,882	94,175
Depreciation and amortization of property and equipment	13,095	10,794	25,396	21,228
Amortization of intangible assets and route and customer acquisition costs	6,322	5,589	12,612	11,027
Other expenses, net	4,096	7,327	6,913	9,753
Total operating expenses	309,035	286,730	606,995	562,988
Operating income	26,874	22,683	52,826	48,242
Interest expense, net	8,771	8,906	17,456	17,566
Loss from unconsolidated affiliates	17	—	33	—
Loss (gain) on change in fair value of contingent earnout shares	5,734	(4,742)	3,379	(26)
Income before income tax expense	12,352	18,519	31,958	30,702
Income tax expense	5,090	3,933	10,083	8,700
Net income	$7,262	$14,586	$21,875	$22,002
Less: Net income attributed to redeemable noncontrolling interests	(53)	—	(79)	—
Net income attributable to Accel Entertainment, Inc.	$7,315	$14,586	$21,954	$22,002

Earnings per common share:
Basic	$0.09	$0.17	$0.26	$0.26
Diluted	0.08	0.17	0.25	0.26
Weighted average number of common shares outstanding:
Basic	85,710	83,911	85,856	84,105
Diluted	86,943	85,054	87,082	85,178

Comprehensive income
Net income	$7,262	$14,586	$21,875	$22,002
Unrealized (loss) gain on interest rate caplets (net of income tax (benefit) expense of $(312), $(403), $(738), and $2 respectively)	(830)	(1,077)	(1,963)	4
Comprehensive income	$6,432	$13,509	$19,912	$22,006
Less: Comprehensive income attributable to redeemable noncontrolling interests	(53)	—	(79)	—
Comprehensive income attributable to Accel Entertainment, Inc.	$6,485	$13,509	$19,991	$22,006
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	June 30,	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$264,630	$281,305
Accounts receivable, net	11,764	10,550
Prepaid expenses	8,716	8,950
Inventories	9,690	8,122
Interest rate caplets	3,644	6,342
Other current assets	11,731	10,883
Total current assets	310,175	326,152
Property and equipment, net	328,304	307,997
Noncurrent assets:
Route and customer acquisition costs, net	28,594	23,258
Location contracts acquired, net	192,710	202,618
Goodwill	116,252	116,252
Other intangible assets, net	62,207	53,940
Other assets	18,014	18,181
Total noncurrent assets	417,777	414,249
Total assets	$1,056,256	$1,048,398
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$34,033	$34,443
Current portion of route and customer acquisition costs payable	2,584	2,197
Accrued location gaming expense	8,952	4,734
Accrued state gaming expense	18,028	19,802
Accounts payable and other accrued expenses	37,397	41,944
Accrued compensation and related expenses	13,114	12,117
Current portion of consideration payable	3,173	3,116
Total current liabilities	117,281	118,353
Long-term liabilities:
Debt, net of current maturities	561,450	560,936
Route and customer acquisition costs payable, less current portion	9,985	7,160
Consideration payable, less current portion	14,800	14,596
Contingent earnout share liability	36,482	33,103
Other long-term liabilities	7,461	7,571
Deferred income tax liability, net	44,059	47,372
Total long-term liabilities	674,237	670,738

Temporary equity - Redeemable noncontrolling interest	4,199	4,278

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,289,273 shares issued and 84,471,410 shares outstanding at June 30, 2025; 95,865,026 shares issued and 85,670,255 shares outstanding at December 31, 2024	8	8
Additional paid-in capital	224,229	221,625
Treasury stock, at cost	(122,570)	(105,485)
Accumulated other comprehensive income	2,182	4,145
Accumulated earnings	156,690	134,736
Total stockholders' equity	260,539	255,029
Total liabilities, temporary equity, and stockholders' equity	$1,056,256	$1,048,398
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—		—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net income attributable to noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	4,252	84,927,240	8	222,462	(11,183,449)	(115,789)	3,012	149,375	259,068
Repurchase of common stock		(634,414)	—	—	(634,414)	(6,781)	—	—	(6,781)
Stock-based compensation		—	—	2,789	—	—	—	—	2,789
Exercise of stock-based awards, net of shares withheld		178,584	—	(1,022)	—	—	—	—	(1,022)
Unrealized loss on interest rate caplets, net of taxes		—	—	—	—	—	(830)	—	(830)
Net income		—	—	—	—	—	—	7,315	7,315
Net income attributable to noncontrolling interest	(53)	—	—	—	—	—	—	—	—
Balance, June 30, 2025	$4,199	84,471,410	$8	$224,229	(11,817,863)	$(122,570)	$2,182	$156,690	$260,539

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	$—	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	—	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	—	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	—	83,778,268	8	204,456	(11,488,392)	(118,252)	9,017	106,900	202,129
Repurchase of common stock	—	(905,932)	—	—	(905,932)	(9,293)	—	—	(9,293)
Stock-based compensation	—	—	—	3,235	—	—	—	—	3,235
Exercise of stock-based awards, net of shares withheld	—	85,817	—	(492)	—	—	—	—	(492)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,077)	—	(1,077)
Net income	—	—	—	—	—	—	—	14,586	14,586
Balance, June 30, 2024	$—	82,958,153	$8	$207,199	(12,394,324)	$(127,545)	$7,940	$121,486	$209,088

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$21,875	$22,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,396	21,228
Amortization of intangible assets and route and customer acquisition costs	12,612	11,027
Amortization of debt issuance costs	864	904
Loss (gain) on change in fair value of contingent earnout shares	3,379	(26)
Stock-based compensation	4,880	5,585
Loss on disposal of property and equipment	258	218
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	910	841
Remeasurement of contingent consideration	808	4,552
Payments on consideration payable	(481)	(1,258)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,100	647
Deferred income taxes	(2,575)	(289)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other current assets	18	(3,659)
Accounts receivable, net	(1,214)	(1,682)
Inventories	(1,548)	148
Route and customer acquisition costs	(7,475)	(6,414)
Route and customer acquisition costs payable	2,935	2,865
Accounts payable and accrued expenses	3,786	1,337
Accrued compensation and related expenses	997	(1,453)
Other assets	(1,968)	1,041
Net cash provided by operating activities	64,557	57,614
Cash flows from investing activities:
Purchases of property and equipment	(52,797)	(38,147)
Proceeds from the sale of property and equipment	1,177	330
Proceeds from the settlement of convertible notes	1,500	—
Deposits against a portion of the purchase price on a pending business acquisition	—	(9,043)
Acquisition of indefinite-lived operating license	(9,450)	—
Investment in unconsolidated affiliate	—	(5,000)
Business and asset acquisitions, net of cash acquired	(393)	(17,464)
Net cash used in investing activities	(59,963)	(69,324)
Cash flows from financing activities:
Proceeds from debt	64,000	47,500
Payments on debt	(64,225)	(24,750)
Payments for repurchase of common stock	(16,915)	(15,321)
Payments on interest rate caplets	(492)	(487)
Proceeds from exercise of stock-based awards	—	68
Payments on finance leases	(120)	(17)
Payments on consideration payable	(889)	(291)
Tax withholding on stock-based payments	(2,628)	(1,680)
Net cash (used in) provided by financing activities	(21,269)	5,022
Net decrease in cash and cash equivalents	(16,675)	(6,688)
Cash and cash equivalents:
Beginning of period	281,305	261,611
End of period	$264,630	$254,923

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$16,010	$15,918
Income taxes	$15,523	$11,214
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$7,706	$10,382
Deferred premium on interest rate caplets	$583	$1,571
Acquisition of businesses and assets:
Total identifiable net assets acquired	$393	$19,566
Less consideration payable	—	(2,102)
Cash purchase price	$393	$17,464
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
The Company’s business primarily consists of the installation, maintenance, operation and servicing of gaming terminals and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments as well as casinos and horse racing venues. The Company also operates stand-alone ATMs in gaming and non-gaming locations and designs and manufactures gaming terminals and related equipment.
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
Use of estimates: The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares, the valuation of interest rate caplets, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Equity method investments: In the normal course of business, the Company makes investments in companies that will allow it to expand the Company’s core business and enter new markets. In certain instances, such investments with less than 100% ownership may be considered a variable interest entity (“VIE”). The Company’s management assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has an obligation to absorb losses or the right to receive benefits from the entity. The activities that the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with providers, among others. If the Company determines it has an investment in a VIE, the next step is to determine whether the Company is the primary beneficiary of the VIE, which would require the Company to consolidate the investment. In assessing whether it has a controlling financial interest, the Company’s management assesses, among other factors, the Company’s risk of loss, its investment percentage and its ability to control the operations of the investment. If the Company determines it is not the primary beneficiary, it will account for the investment under the equity method of accounting.
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
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for the three and six months ended June 30, 2025.
Revenue recognition: The Company primarily generates revenues from the following types of services: gaming terminals, amusements, and ATMs. The Company also generates manufacturing revenue from the sale of gaming terminals and associated software, as well as revenue from its casino & racing operations. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three and six months ended June 30, 2025 and 2024 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues by state:
Illinois	$245,434	$227,093	$478,913	$451,956
Montana	40,107	42,583	81,243	80,724
Nevada	27,078	29,322	54,695	58,531
Louisiana	9,630	—	18,655	—
Nebraska	7,881	6,249	15,111	12,083
Georgia	4,814	3,137	9,139	5,761
Other	965	1,029	2,065	2,175
Total net revenues	$335,909	$309,413	$659,821	$611,230
Recent accounting pronouncements: In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides enhanced comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities must adopt the changes prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which provides enhanced definitions and treatment of share-based consideration payable to a customer (including share-based consideration payable to other parties that purchase the grantor’s goods or services from the grantor’s customers) with a service condition. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities must adopt the changes either 1) modified retrospectively to financial statements issued for reporting periods after the effective date of this update or 2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose information about certain costs and expenses. The amendments in this ASU improve financial reporting by requiring additional disclosure of information and specific expense categories in the notes to the financial statements at interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities must adopt the changes either 1) prospectively to financial statements issued for reporting periods after the effective date of this update or 2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.
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
Note 3. Inventories
Inventories consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and manufacturing supplies	$7,282	$6,113
Finished products	2,408	2,009
Total inventories	$9,690	$8,122
As of June 30, 2025 and December 31, 2024, no write down of inventory was determined necessary.
Note 4. Investment in Convertible Notes
On May 31, 2023, the Company and Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois, entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the Company’s investment in Gold Rush’s convertible notes. The Company received the remaining $1.5 million due under the settlement agreement in April 2025.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Gaming terminals, software and equipment	$439,226	$415,003
Amusement, ATM and other equipment	29,148	29,174
Office equipment and furniture	6,875	4,281
Computer equipment and software	25,888	23,136
Leasehold improvements	10,719	10,151
Vehicles	22,728	22,974
Buildings and improvements	44,679	30,105
Land	7,718	7,718
Construction in progress	2,449	4,453
Total property and equipment	589,430	546,995
Less accumulated depreciation and amortization	(261,126)	(238,998)
Total property and equipment, net	$328,304	$307,997
Depreciation and amortization of property and equipment was $13.1 million and $25.4 million for the three and six months ended June 30, 2025, respectively. In comparison, depreciation and amortization of property and equipment was $10.8 million and $21.2 million for the three and six months ended June 30, 2024, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $15.1 million and $11.2 million as of June 30, 2025 and December 31, 2024, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $12.6 million and $9.4 million as of June 30, 2025 and December 31, 2024, respectively, of which approximately $2.6 million and $2.2 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $28.1 million and $22.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $3.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.
Route and customer acquisition costs consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cost	$45,114	$39,204
Accumulated amortization	(16,520)	(15,946)
Route and customer acquisition costs, net	$28,594	$23,258
Amortization expense of route and customer acquisition costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively. In comparison, amortization expense of route and customer costs was $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cost	$331,195	$330,903
Accumulated amortization	(138,485)	(128,285)
Location contracts acquired, net	$192,710	$202,618
Amortization expense of location contracts acquired was $5.0 million and $10.1 million for the three and six months ended June 30, 2025, respectively. In comparison, amortization expense for location contracts acquired was $4.4 million and $8.7 million for the three and six months ended June 30, 2024, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $116.3 million as of both June 30, 2025 and December 31, 2024, respectively, of which $37.2 million was deductible for tax purposes as of June 30, 2025.
Goodwill is tested for impairment annually or when triggering events occur. There were no indicators of impairment of goodwill as of June 30, 2025.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.
Other intangible assets consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025			December 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(3,718)	$3,082	$6,800	$(3,325)	$3,475
Software Applications	8 years	7,800	(3,006)	4,794	7,800	(2,519)	5,281
Trade Names	20 years	11,700	(1,568)	10,132	11,700	(1,265)	10,435
Operating Licenses	Indefinite	44,199	N/A	44,199	34,749	N/A	34,749
		$70,499	$(8,292)	$62,207	$61,049	$(7,109)	$53,940
Amortization expense of other intangible assets was $0.6 million and $1.2 million for both the three and six months ended June 30, 2025, and 2024, respectively.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount Park - Casino & Racing (“Fairmount”). This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of June 30, 2025.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Secured Credit Facility:
Revolving credit facility	$23,000	$6,500
Term Loan	284,375	293,125
Delayed Draw Term Loan	289,775	297,750
Total borrowings	597,150	597,375
Add: Remaining premium on interest rate caplets financed as debt	583	1,076
Total debt	597,733	598,451
Less: Debt issuance costs	(2,250)	(3,072)
Total debt, net of debt issuance costs	595,483	595,379
Less: Current maturities	(34,033)	(34,443)
Total debt, net of current maturities	$561,450	$560,936
As of June 30, 2025, the weighted-average interest rate on the Company’s borrowings was approximately 6.5%.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month Secured Overnight Financing Rate (“SOFR”) interest rates on the first $300 million of the term loan under the Company’s existing credit agreement, as amended, by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which are set to expire in January 2026.
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $0.8 million and $2.0 million for the three and six months ended June 30, 2025, respectively. In comparison, the Company recognized an unrealized loss, net of taxes, of $1.1 million and an unrealized gain of less than $0.1 million for the three and six months ended June 30, 2024, respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively. In comparison, the Company recognized interest income on the caplets of $2.5 million and $5.1 million for the three and six months ended June 30, 2024, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 10. Business Acquisitions
2024 Business Acquisitions
Randy’s
On December 23, 2024, the Company completed its acquisition of certain assets of Randy’s Vending (“Randy’s”), an Illinois-based operator, for a total consideration transferred of $0.3 million, which included i) $0.1 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.2 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) amusement equipment totaling less than $0.1 million and ii) location contracts totaling $0.2 million. The results of operations for Randy’s are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Fairmount
On December 2, 2024, the Company completed its acquisition of Fairmount in Collinsville, Illinois, for total stock consideration of approximately $40.5 million. Consideration transferred was approximately 3.5 million shares of the Company’s Class A-1 common stock and the value was based on a prior twenty-day trailing weighted average close price. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $12.0 million has been recorded as goodwill. The Fairmount acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity of Fairmount’s operations, industry and workforce. While management has integrated certain operations of Fairmount into its existing business structure, Fairmount is its own operating segment, casino and racing.

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
The results of operations for Fairmount are included in the condensed consolidated financial statements of the Company from the date of acquisition. Fairmount’s results of operations included revenue of $15.4 million and a net loss of $3.3 million for the six months ended June 30, 2025. The unaudited pro forma revenue and net income of Fairmount, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the six months ended June 30, 2025.
Bayou
On November 21, 2024, the Company completed its acquisition of Bayou Gaming, Inc. (“Bayou”), a Louisiana-based operator and owner of multiple licensed video poker establishments, for a total purchase price of $0.5 million, which the Company paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement equipment totaling $0.1 million and ii) location contracts totaling $0.4 million. The results of operations for Bayou are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Pelican
On November 21, 2024, the Company completed its acquisition of Pelican State Gaming, Inc. (“Pelican”), a Louisiana-based operator and owner of multiple licensed video poker establishments, for a total consideration of $1.8 million, which included i) $1.5 million paid in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.3 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming and amusement assets totaling $0.3 million and ii) location contracts totaling $1.5 million. The results of operations for Pelican are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

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
Toucan Gaming
On November 1, 2024, the Company completed its acquisition of 85% of the ownership interests in both Toucan Gaming, LLC and LSM Gaming, LLC (collectively, “Toucan Gaming”) for a total cash consideration of $41.6 million, of which $38.3 million was paid in cash (including $4.6 million that was paid in the prior year as an advance on the purchase price) and the remaining $3.3 million was recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $2.1 million has been recorded as goodwill. The Toucan Gaming acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Toucan Gaming’s operations, industry and workforce. Management integrated Toucan Gaming into its existing business structure, which is comprised of a single reporting unit.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid	$38,253
Consideration payable	3,348
Total consideration	$41,601

Cash and cash equivalents	$1,816
Accounts receivable, net	618
Inventories	38
Other current assets	29
Property and equipment, net	11,625
Location contracts acquired, net	9,200
Other intangible assets, net	22,300
Deferred income tax asset	767
Other assets	1,194
Accounts payable and other accrued expenses	(3,122)
Current maturities of debt	(60)
Debt, net of current maturities	(520)
Other long-term liabilities	(175)
Temporary equity - redeemable noncontrolling interest	(4,239)
Net assets acquired	39,471
Goodwill	$2,130
The results of operations for Toucan Gaming are included in the condensed consolidated financial statements of the Company from the date of acquisition. Toucan Gaming's results of operations included revenue of $18.7 million and a net loss of $0.7 million for the six months ended June 30, 2025. The unaudited pro forma revenue and net income of Toucan Gaming, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the six months ended June 30, 2025.
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
Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The first installment payment of $0.6 million was made in May 2025. The present value of the consideration payable was $2.1 million as of December 31, 2024 and is recorded in consideration payable on the condensed consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90-days in investing activities,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

payments after 90-days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Fair Share Gaming*	1,031	6,296	969	5,493
Skyhigh*	548	4,172	563	4,264
IVSM*	97	90	94	187
IGE	565	1,098	586	1,605
Island*	100	—	100	—
Randy’s	170	—	165	—
Toucan Gaming	490	2,983	474	2,892
Pelican	172	161	165	155
Total	$3,173	$14,800	$3,116	$14,596
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
In 2020, the market condition for the settlement of Tranche I was satisfied. As a result, 1,666,636 shares of the 1,666,666 shares of Tranche I Class A-2 common stock were converted into Class A-1 common stock.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	3,644	—	3,644	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,821	—	6,821	—

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
Liabilities measured at fair value
The following tables summarizes the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$14,171	$—	$—	$14,171
Contingent earnout shares	36,482	—	36,482	—
Total	$50,653	$—	$36,482	$14,171

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,928	$—	$—	$13,928
Contingent earnout shares	33,103	—	33,103	—
Total	$47,031	$—	$33,103	$13,928
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2025, the Company had acquired a total of 15,478,989 shares under the share repurchase program at a total purchase price of $160.5 million, of which 1,623,092 shares at a total purchase price of $16.9 million were acquired during the six months ended June 30, 2025.
Note 14. Segment Reporting
The Company assesses its reportable segments on an annual basis or as changes in its business occur. As part of its assessment, the Company has determined its chief operating decision maker (“CODM”) to be its Chief Executive Officer, Andrew Rubenstein, who is ultimately responsible for the operating performance of the Company and the allocation of resources. The CODM assesses financial performance and allocates resources based on Adjusted EBITDA. Adjusted EBITDA is used by the CODM to understand the Company’s underlying drivers of profitability, trends in its business, and to facilitate company-to-company and period-to-period comparisons. Segment asset information is provided to the CODM to support the CODM’s assessment of performance but is not used to allocate resources.

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
The Company has determined that with the acquisition of Fairmount as of June 30, 2025, it has two operating segments: distributed gaming and casino and racing. In April 2025, the Fairmount casino opened and the racing season began. However, due to the fact Fairmount has had limited operations, the casino and racing operating segment does not reach the criteria of being a reportable segment primarily from a quantitative standpoint as of June 30, 2025. The Company will continue to evaluate the casino and racing operating segment from a quantitative standpoint and anticipates it will disclose a second reportable segment in second half of 2025.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and comprehensive income and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the three and six months ended June 30, 2025 and 2024. Additionally, the Company has included an "all other" operating segment which is its casino and racing operations that is neither individually reportable nor able to be aggregated or combined with another operating segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributed gaming
Total net revenues (1)	$326,378	$309,413	$644,440	$611,230
Adjustments: (2)
Cost of revenue	226,206	213,317	445,886	422,484
Compensation related costs - operations (3)	21,133	18,699	42,089	37,384
Compensation related costs - general and administrative (3)	12,931	13,160	25,378	25,287
All other segment items (4)	12,399	14,572	28,031	30,163
Adjusted EBITDA for distributed gaming	$53,709	$49,665	$103,056	$95,912

Adjusted EBITDA for “all other” operating segment (5)	$(529)	$—	$(362)	$—

Less Adjustments for:
Depreciation and amortization of property and equipment	$13,095	$10,794	$25,396	$21,228
Amortization of intangible assets and route and customer acquisition costs	6,322	5,589	12,612	11,027
Interest expense, net	8,771	8,906	17,456	17,566
Emerging markets	4	38	67	78
Loss from unconsolidated affiliates	17	—	33	—
Stock-based compensation	2,789	3,235	4,880	5,585
Loss (gain) on change in fair value of contingent earnout shares	5,734	(4,742)	3,379	(26)
Other expenses, net	4,096	7,327	6,913	9,753
Income before income tax expense	$12,352	$18,519	$31,958	$30,702
Income tax expense	5,090	3,933	10,083	8,700
Net income	$7,262	$14,586	$21,875	$22,002
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
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of June 30, 2025. The "all other" operating segment had total net revenues of $9.5 million and $15.4 million; cost of revenues of $3.6 million and $5.3 million; compensation related costs - operations of $4.6 million and $7.1 million and all other segment items of $1.9 million and $3.3 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2025, the assets associated with the distributed gaming segment are $1.0 billion and the assets for the "all other" operating segment were $73.4 million.
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
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 159,105 restricted stock units (“RSUs”) to certain eligible employees during the first quarter of 2025, which will vest over a period of 3 years. The Company also issued 242,230 performance-based restricted stock units (“PSUs”) to certain eligible employees during the first quarter of 2025, which will vest after 3 years. The numbers of shares earned upon vesting of the PSUs, if any, is based on the attainment of performance goals over the performance period, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. The estimated grant date fair value of these RSUs and PSUs totaled $4.0 million.
The Company issued 752,530 RSUs to the members of the Board and certain eligible employees during the second quarter of 2025, which will vest over a period of less than 1 year to 4 years, as applicable. The estimated grant date fair value of these RSUs totaled $8.2 million.
Stock-based compensation expense, which pertains to the Company’s RSUs and PSUs, was $2.8 million and $4.9 million for the three and six months ended June 30, 2025, respectively. In comparison, stock-based compensation expense was $3.2 million and $5.6 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $5.1 million and $10.1 million for the three and six months ended June 30, 2025, respectively. In comparison, the Company recognized income tax expense of $3.9 million and $8.7 million for the three and six months ended June 30, 2024, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 41.2% and 31.6% for the three and six months ended June 30, 2025, respectively, compared to 21.2% and 28.3% for the three and six months ended June 30, 2024, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that are expected to impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, research & development expenditures and interest expense. The Company is currently evaluating the impact of the Act on its condensed consolidated financial statements.
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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into an exclusive location agreement with Accel. In late August and early September 2012, each of the Defendant Establishments signed a separate location agreement with the Company, purporting to grant the Company the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the IGB. As a result of subsequent litigation, the Supreme Court of Illinois determined that the IGB has exclusive jurisdiction to decide the validity and enforceability of gaming terminal use agreements, including the J&J Assignment Agreements.
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the J&J Assignment Agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed two new lawsuits to challenge the IGB’s rulings. J&J lost at both the trial court and appellate court level and recently filed a petition with the Illinois Supreme Court seeking permission for a further appeal. The petition for leave to appeal was denied by the Illinois Supreme Court. The second case is awaiting a ruling at the trial court level. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, has established no reserves relating to such matters.
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
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Accel Entertainment, Inc.	$7,315	$14,586	$21,954	$22,002

Basic weighted average outstanding shares of common stock	85,710	83,911	85,856	84,105
Dilutive effect of stock-based awards for common stock	1,233	1,143	1,226	1,073
Diluted weighted average outstanding shares of common stock	86,943	85,054	87,082	85,178

Earnings per common share:
Basic	$0.09	$0.17	$0.26	$0.26
Diluted	$0.08	$0.17	$0.25	$0.26
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4,301,986 and 4,340,250 shares as of June 30, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intend,” “may,” “strategy,” “prospects,” “estimate,” “will,” “should,” “could,” “project,” “target,” “anticipate,” and other similar words and involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners. We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business, such as our acquisition of Fairmount Park - Casino & Racing (“Fairmount”) in Collinsville, Illinois. In April 2025, the casino opened and the racing season began at Fairmount.
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
•Operates a thoroughbred horse race track with ~50 annual race days since April 2025
•Operates a casino with 271 gaming positions
•Revenue share agreement with FanDuel to operate a sportsbook
•Offers attractive food and beverage offerings throughout the year

State	Year Operations Started or Year of Acquisition	Branding	Operations
Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 gaming terminals

Montana	2022	Grand Vision Gaming
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

Distributed Gaming Competitive Landscape
We compete in the distributed gaming landscape on the basis of the responsiveness of our service to our locations and players, and the popularity, content, features, quality, functionality and reliability of our products. In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated, as follows:

Statutory Splits	Negotiated Splits
Net terminal income splits are statutorily predetermined; minimum and maximum wagers are mandated by the applicable governing bodies	Net terminal income splits are negotiated
Pricing is not considered a factor as revenue splits with our locations are mandated by law	Pricing is a driver in contract negotiations as all revenue splits are negotiated
Location and customer experience are key differentiating factors for selecting us over our competitors	Our focus on player appeal, customer service and reputation are also key factors impacting competition
Our markets with statutory splits are: Illinois, Georgia, Pennsylvania	Our markets with negotiated splits are: Montana, Nevada, Nebraska, Iowa, Louisiana

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
For the first half of 2025, we have not observed material impacts to our business or outlook from the macroeconomic factors noted above, outside of higher compensation-related costs. In the first half of 2024, we accelerated certain of our capital expenditures related to gaming terminals and related components to manage our supply chain.
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
ATM fees and other. ATM fees and other consist of fees charged for the withdrawal of funds from our redemption devices and stand-alone ATMs and is recognized at the time of the ATM transaction. Beginning in the first quarter of 2025, revenues from our casino & racing operations are also included.

Operating expenses
Cost of revenue. Cost of revenue consists of i) taxes on net gaming revenue that is payable to the appropriate jurisdiction (effective July 1, 2024, the tax on net gaming revenue in the State of Illinois increased from 34% to 35%, which is split equally between us and our locations in Illinois), ii) licenses, permits and other fees required for the operation of our business, iii) location revenue share, which is governed by local governing bodies and location contracts, iv) ATM and amusement commissions payable to locations, v) ATM and amusement fees and vi) expenses from our casino & racing operations.
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of gaming terminals and software as well as other ancillary equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative expense. Operating expense includes compensation-related costs for service technicians, route technicians, route security, and preventative maintenance personnel. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and gaming terminals. General and administrative expense includes compensation-related costs for account managers, business development managers, marketing, and other corporate personnel. In addition, general and administrative expense also includes marketing, information technology, insurance, rent and professional fees.
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
Interest expense, net
Interest expense, net consists of interest on our current credit facilities, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.75% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2025 and 2024:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues:
Net gaming	$313,919	$293,240	$20,679	7.1%
Amusement	5,517	5,539	(22)	(0.4)%
Manufacturing	1,763	5,208	(3,445)	(66.1)%
ATM fees and other	14,710	5,426	9,284	171.1%
Total net revenues	335,909	309,413	26,496	8.6%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	229,758	213,317	16,441	7.7%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	886	3,162	(2,276)	(72.0)%
General and administrative	54,878	46,541	8,337	17.9%
Depreciation and amortization of property and equipment	13,095	10,794	2,301	21.3%
Amortization of intangible assets and route and customer acquisition costs	6,322	5,589	733	13.1%
Other expenses, net	4,096	7,327	(3,231)	(44.1)%
Total operating expenses	309,035	286,730	22,305	7.8%
Operating income	26,874	22,683	4,191	18.5%
Interest expense, net	8,771	8,906	(135)	(1.5)%
Loss from unconsolidated affiliates	17	—	17	100.0%
Loss (gain) on change in fair value of contingent earnout shares	5,734	(4,742)	10,476	220.9%
Income before income tax expense	12,352	18,519	(6,167)	(33.3)%
Income tax expense	5,090	3,933	1,157	29.4%
Net income	$7,262	$14,586	$(7,324)	(50.2)%

Net revenues
Total net revenues for the three months ended June 30, 2025 were $335.9 million, an increase of $26.5 million, or 8.6%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $20.7 million, which reflected an increase in gaming locations and terminals, and higher ATM fees and other revenue of $14.7 million, an increase of $9.3 million, or 171.1%, which included revenue from our casino & racing operations. Those amounts were partially offset by a decrease in manufacturing revenue of $3.4 million, or 66.1%, primarily due to timing on software sales. Net revenues by state are presented below:

(in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues by state:
Illinois	$245,434	$227,093	$18,341	8.1%
Montana	40,107	42,583	(2,476)	(5.8)%
Nevada	27,078	29,322	(2,244)	(7.7)%
Louisiana	9,630	—	9,630	N/A
Nebraska	7,881	6,249	1,632	26.1%
Georgia	4,814	3,137	1,677	53.5%
Other	965	1,029	(64)	(6.2)%
Total net revenues	$335,909	$309,413	$26,496	8.6%
Cost of revenue
Cost of revenue for the three months ended June 30, 2025 was $229.8 million, an increase of $16.4 million, or 7.7%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our casino & racing operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended June 30, 2025 was $0.9 million, a decrease of $2.3 million, or 72.0%, compared to the prior-year period due to lower manufacturing revenue, as described above.
General and administrative
General and administrative expenses for the three months ended June 30, 2025 were $54.9 million, an increase of $8.3 million, or 17.9%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, as we continue to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2025 was $13.1 million, an increase of $2.3 million, or 21.3%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended June 30, 2025 were $6.3 million, an increase of $0.7 million, or 13.1%, compared to the prior-year period due to higher amortization expenses on location contracts acquired.
Other expenses, net
Other expenses, net for the three months ended June 30, 2025 were $4.1 million, a decrease of $3.2 million, or 44.1%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended June 30, 2025 was $8.8 million, which was essentially flat compared to the prior-year period. We experienced an increase in average outstanding debt, which was offset by lower interest rates and the benefit realized on our interest rate caplets. For the three months ended June 30, 2025, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 6.5% compared to 7.7% in the prior-year period.
Loss (gain) on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended June 30, 2025 was a loss of $5.7 million, compared to a gain of $4.7 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended June 30, 2025 was $5.1 million, an increase of $1.2 million, or 29.4%, compared to the prior-year period. The effective tax rate for the three months ended June 30, 2025 was 41.2% compared to 21.2% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2025 and 2024:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues:
Net gaming	$615,870	$581,377	$34,493	5.9%
Amusement	11,425	11,668	(243)	(2.1)%
Manufacturing	5,621	7,417	(1,796)	(24.2)%
ATM fees and other	26,905	10,768	16,137	149.9%
Total net revenues	659,821	611,230	48,591	7.9%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	451,230	422,484	28,746	6.8%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	2,962	4,321	(1,359)	(31.5)%
General and administrative	107,882	94,175	13,707	14.6%
Depreciation and amortization of property and equipment	25,396	21,228	4,168	19.6%
Amortization of intangible assets and route and customer acquisition costs	12,612	11,027	1,585	14.4%
Other expenses, net	6,913	9,753	(2,840)	(29.1)%
Total operating expenses	606,995	562,988	44,007	7.8%
Operating income	52,826	48,242	4,584	9.5%
Interest expense, net	17,456	17,566	(110)	(0.6)%
Loss from unconsolidated affiliates	33	—	33	100.0%
Loss (gain) on change in fair value of contingent earnout shares	3,379	(26)	3,405	13,096.2%
Income before income tax expense	31,958	30,702	1,256	4.1%
Income tax expense	10,083	8,700	1,383	15.9%
Net income	$21,875	$22,002	$(127)	(0.6)%

Net revenues
Total net revenues for the six months ended June 30, 2025 were $659.8 million, an increase of $48.6 million, or 7.9%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $34.5 million, which reflected an increase in gaming locations and terminals and higher ATM fees and other revenue of $26.9 million, an increase of $16.1 million, or 149.9%, which included revenue from our casino & racing operations. Net revenues by state are presented below:

(in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues by state:
Illinois	$478,913	$451,956	$26,957	6.0%
Montana	81,243	80,724	519	0.6%
Nevada	54,695	58,531	(3,836)	(6.6)%
Louisiana	18,655	—	18,655	N/A
Nebraska	15,111	12,083	3,028	25.1%
Georgia	9,139	5,761	3,378	58.6%
Other	2,065	2,175	(110)	(5.1)%
Total net revenues	$659,821	$611,230	$48,591	7.9%
Cost of revenue
Cost of revenue for the six months ended June 30, 2025 was $451.2 million, an increase of $28.7 million, or 6.8%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our racing and casino operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the six months ended June 30, 2025 was $3.0 million, a decrease of $1.4 million, or 31.5%, compared to the prior-year period primarily due to lower manufacturing revenue.
General and administrative
General and administrative expenses for the six months ended June 30, 2025 were $107.9 million, an increase of $13.7 million, or 14.6%, compared to the prior-year period. The increase was attributable to compensation-related costs, as we continue to grow our operations, partially offset by lower parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2025 was $25.4 million, an increase of $4.2 million, or 19.6%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the six months ended June 30, 2025 were $12.6 million, an increase of $1.6 million, or 14.4%, compared to the prior-year period.
Other expenses, net
Other expenses, net for the six months ended June 30, 2025 were $6.9 million, a decrease of $2.8 million, or 29.1%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities, partially offset by higher non-recurring expenses related to acquisitions.

Interest expense, net
Interest expense, net for the six months ended June 30, 2025 was $17.5 million, which was essentially flat compared to the prior-year period. We experienced an increase in average outstanding debt, which was offset by lower interest rates and the benefit realized on our interest rate caplets. For the six months ended June 30, 2025, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 6.5% compared to a rate of approximately 7.7% for the prior-year period.
Loss (gain) on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the six months ended June 30, 2025 was a loss of $3.4 million, compared to a less than $0.1 million gain the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the six months ended June 30, 2025 was $10.1 million, an increase of $1.4 million, or 15.9%, compared to the prior-year period. The effective tax rate for the six months ended June 30, 2025 was 31.6% compared to 28.3% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
•Number of locations;
•Number of gaming terminals; and
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
The following table sets forth information with respect to our primary locations:

	As of June 30,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	2,741	2,816	(75)	(2.7)%
Montana	616	620	(4)	(0.6)%
Nevada	355	359	(4)	(1.1)%
Louisiana	98	—	98	N/A
Nebraska	275	239	36	15.1%
Georgia	342	260	82	31.5%
Total	4,427	4,294	133	3.1%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of June 30,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	15,670	15,743	(73)	(0.5)%
Montana	6,508	6,435	73	1.1%
Nevada	2,650	2,735	(85)	(3.1)%
Louisiana	626	—	626	N/A
Nebraska	975	844	131	15.5%
Georgia	959	724	235	32.5%
Total	27,388	26,481	907	3.4%
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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three and six months ended:

	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Illinois	$910	$862	$48	5.6%
Montana	622	612	10	1.6%
Nevada	784	843	(59)	(7.0)%
Louisiana	994	—	994	N/A
Nebraska	285	255	30	11.8%
Georgia	149	111	38	34.2%

	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Illinois	$896	$861	$35	4.1%
Montana	616	601	15	2.5%
Nevada	792	845	(53)	(6.3)%
Louisiana	978	—	978	N/A
Nebraska	271	243	28	11.5%
Georgia	146	107	39	36.4%

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
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•Loss from unconsolidated affiliates
•Loss (gain) on change in fair value of contingent earnout shares
•Other expenses, net which consists of i) non-cash expenses including the remeasurement of contingent consideration liabilities, ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, and iii) other non-recurring expenses
•Tax effect of adjustments
Adjusted EBITDA is defined as net income plus:
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•Loss from unconsolidated affiliates
•Loss (gain) on change in fair value of contingent earnout shares
•Other expenses, net
•Tax effect of adjustments
•Depreciation and amortization of property and equipment
•Interest expense, net
•Emerging markets which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing
◦Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first
◦Prior to June 2025, Pennsylvania was considered an emerging market
◦Prior to January 2024, Iowa was considered an emerging market
◦As of June 2025, we no longer have any emerging markets.
•Income tax expense

Adjusted net income and Adjusted EBITDA

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$7,262	$14,586	$21,875	$22,002
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	6,322	5,589	12,612	11,027
Stock-based compensation expense	2,789	3,235	4,880	5,585
Loss from unconsolidated affiliates	17	—	33	—
Loss (gain) on change in fair value of contingent earnout shares	5,734	(4,742)	3,379	(26)
Other expenses, net	4,096	7,327	6,913	9,753
Tax effect of adjustments	(3,729)	(4,612)	(6,983)	(7,453)
Adjusted net income	22,491	21,383	42,709	40,888
Depreciation and amortization of property and equipment	13,095	10,794	25,396	21,228
Interest expense, net	8,771	8,906	17,456	17,566
Emerging markets	4	38	67	78
Income tax expense	8,819	8,544	17,066	16,152
Adjusted EBITDA	$53,180	$49,665	$102,694	$95,912

Adjusted EBITDA for the three months ended June 30, 2025, was $53.2 million, an increase of $3.5 million, or 7.1%, compared to the prior-year period. Adjusted EBITDA for the six months ended June 30, 2025, was $102.7 million, an increase of $6.8 million, or 7.1%, compared to the prior-year period. The increase was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors (“Board”) approved share repurchase program and near-term acquisitions. As of June 30, 2025, we had $264.6 million in cash and cash equivalents.
Senior Secured Credit Facility
We have entered into a credit agreement (as amended the “Credit Agreement”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender, providing for a:
•$150.0 million revolving credit facility, including a letter of credit facility with a $10.0 million sublimit and a swingline facility with a $10.0 million sublimit,

•a $350.0 million initial term loan facility, and
•a $400.0 million delayed draw term loan facility (“DDTL”).
Our ability to borrow on the DDTL ended on October 22, 2024. The maturity date of the Credit Agreement is October 22, 2026. The Company is in the preliminary stages of refinancing its Senior Secured Credit Facility and anticipates it will do so before the debt becomes current.
As of June 30, 2025, there remained $127 million of availability under the Credit Agreement and the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 6.5%.
We were in compliance with all debt covenants under the Credit Agreement as of June 30, 2025 and expect to remain in compliance for the next 12 months.
Interest rate caplets
We manage our exposure to some of our interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan under the Credit Agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which are set to expire in January 2026.
We recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $0.8 million and $2.0 million for the three and six months ended June 30, 2025. In comparison, we recognized an unrealized loss, net of taxes, of $1.1 million and an unrealized gain of less than $0.1 million for the three and six months ended June 30, 2024. We also recognized interest income on the caplets of $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively. In comparison, we recognized interest income on the caplets of $2.5 million and $5.1 million for the three and six months ended June 30, 2024, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)

Net cash provided by operating activities	$64,557	$57,614	$6,943	12.1%
Net cash used in investing activities	(59,963)	(69,324)	9,361	13.5%
Net cash (used in) provided by financing activities	(21,269)	5,022	(26,291)	(523.5)%
Net cash provided by operating activities
For the six months ended June 30, 2025, net cash provided by operating activities was $64.6 million, an increase in cash of $6.9 million compared to the prior-year period due primarily to changes in working capital adjustments.
Net cash used in investing activities
For the six months ended June 30, 2025, net cash used in investing activities was $60.0 million, a decrease in cash used of $9.4 million compared to the prior-year period. The decrease in cash used was primarily attributable to less cash used for acquisitions and an investment in an unconsolidated affiliate in the prior year, partially offset by higher purchases of property and equipment and an acquisition of an indefinite-lived operating license at Fairmount. We anticipate our capital expenditures will be approximately $75-80 million in 2025, of which $31-32 million relates to Fairmount, $5-7 million relates to Louisiana and the remaining $39-41 million for all other capital expenditures.
Net cash (used in) provided by financing activities
For the six months ended June 30, 2025, net cash used in financing activities was $21.3 million, an increase in cash used of $26.3 million compared to the prior-year period. The change reflects higher net repayments on our debt compared to a net borrowing in the prior-year period and higher repurchases of our common stock.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. For example, the gross revenue per gaming terminal per day is typically lower in the summer when players will typically spend less time indoors at our locations, and higher in cold weather between February and April, when players will typically spend more time indoors at our locations. Our horse racing operations only operate during the months where the weather is conducive to racing, which is typically from late spring through the early fall. Holidays, vacation seasons, and sporting events may also cause our results to fluctuate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily the result of fluctuations in interest rates.
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our senior secured credit facility were $597.2 million as of June 30, 2025. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $3.0 million annually, assuming the balance outstanding under the credit facility remained at $597.2 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 caplets on January 12, 2022. The caplets mature at the end of each month and are used to protect our exposure as the 1-month SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our acting Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 22, 2021, we announced that our Board had approved a share repurchase program of up to $200 million shares of our Class A-1 common stock. On February 27, 2025, we announced that the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, our “share repurchase program)”. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced share repurchase program, and there are no other programs under which we repurchase shares. Repurchases under our share repurchase program, during applicable restricted trading windows that we periodically establish, are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act.

The following table presents a summary of share repurchases made during the second quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

April 1, 2025 - April 30, 2025	364,408	$10.06	364,408	$189.3

May 1, 2025 - May 31, 2025	43,852	$10.57	43,852	$188.9

June 1, 2025 - June 30, 2025	226,154	$11.43	226,154	$186.3

Total	634,414	$10.58	634,414
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 20, 2019)
3.1 (A)
First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2025)

3.1 (B)
Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Accel Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.1 (A) **	Accel Entertainment Inc. Second Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.22 (A) **
Amendment No. 1 to Executive Employment Agreement, dated April 29, 2025, by and between Accel Entertainment, Inc. and Mathew Ellis (Incorporated by reference to Exhibit 10.22(A) to the Current Report on Form 8-K filed with the SEC on April 29, 2025)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 ^	Section 1350 Certification of Principal Executive Officer

32.2 ^	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*    Filed herewith.
^    Furnished herewith.
**    Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: August 5, 2025	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)