Form 10-Q
period 2025-09-30
Accel Entertainment, Inc.
filed 2025-11-04
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2025, there were 83,207,946 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Net gaming	$308,481	$289,923	$924,351	$871,300
Amusement	4,977	5,104	16,402	16,772
Manufacturing	1,678	1,705	7,299	9,122
ATM fees and other	14,557	5,495	41,462	16,263
Total net revenues	329,693	302,227	989,514	913,457
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	225,511	210,841	676,741	633,325
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	916	962	3,878	5,283
General and administrative	55,600	47,930	163,482	142,105
Depreciation and amortization of property and equipment	13,339	11,001	38,735	32,229
Amortization of intangible assets and route and customer acquisition costs	6,389	5,781	19,001	16,808
Other expenses, net	2,577	3,867	9,490	13,620
Total operating expenses	304,332	280,382	911,327	843,370
Operating income	25,361	21,845	78,187	70,087
Interest expense, net	8,622	9,164	26,078	26,730
Loss from unconsolidated affiliates	22	1	55	1
(Gain) loss on change in fair value of contingent earnout shares	(2,170)	4,216	1,209	4,190
Loss on debt extinguishment	1,090	—	1,090	—
Income before income tax expense	17,797	8,464	49,755	39,166
Income tax expense	4,492	3,569	14,575	12,269
Net income	$13,305	$4,895	$35,180	$26,897
Less: Net loss attributed to redeemable noncontrolling interests	(59)	—	(138)	—
Net income attributable to Accel Entertainment, Inc.	$13,364	$4,895	$35,318	$26,897

Earnings per common share:
Basic	$0.16	$0.06	$0.41	$0.32
Diluted	0.16	0.06	0.41	0.32
Weighted average number of common shares outstanding:
Basic	84,719	82,952	85,289	83,718
Diluted	86,087	84,322	86,563	84,890

Comprehensive income
Net income	$13,305	$4,895	$35,180	$26,897
Unrealized loss on interest rate caplets (net of income tax benefit of $(400), $(1,526), $(1,138), and $(1,524) respectively)	(1,063)	(4,075)	(3,026)	(4,071)
Comprehensive income	$12,242	$820	$32,154	$22,826
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(59)	—	(138)	—
Comprehensive income attributable to Accel Entertainment, Inc.	$12,301	$820	$32,292	$22,826
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	September 30,	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$290,235	$281,305
Accounts receivable, net	8,656	10,550
Prepaid expenses	8,033	8,950
Inventories	9,556	8,122
Income taxes receivable	7,744	1,632
Interest rate caplets	1,943	6,342
Other current assets	7,458	9,251
Total current assets	333,625	326,152
Property and equipment, net	340,683	307,997
Noncurrent assets:
Route and customer acquisition costs, net	29,655	23,258
Location contracts acquired, net	187,641	202,618
Goodwill	114,245	116,252
Other intangible assets, net	61,620	53,940
Other assets	17,909	18,181
Total noncurrent assets	411,070	414,249
Total assets	$1,085,378	$1,048,398
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$30,333	$34,443
Current portion of route and customer acquisition costs payable	2,559	2,197
Accrued location gaming expense	4,628	4,734
Accrued state gaming expense	32,241	19,802
Accounts payable and other accrued expenses	44,322	41,944
Accrued compensation and related expenses	12,312	12,117
Current portion of consideration payable	3,314	3,116
Total current liabilities	129,709	118,353
Long-term liabilities:
Debt, net of current maturities	565,075	560,936
Route and customer acquisition costs payable, less current portion	10,139	7,160
Consideration payable, less current portion	15,428	14,596
Contingent earnout share liability	34,312	33,103
Other long-term liabilities	7,327	7,571
Deferred income tax liability, net	52,131	47,372
Total long-term liabilities	684,412	670,738

Temporary equity - Redeemable noncontrolling interest	4,140	4,278

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,185,619 shares issued and 83,765,542 shares outstanding at September 30, 2025; 95,865,026 shares issued and 85,670,255 shares outstanding at December 31, 2024	8	8
Additional paid-in capital	225,340	221,625
Treasury stock, at cost	(129,404)	(105,485)
Accumulated other comprehensive income	1,119	4,145
Accumulated earnings	170,054	134,736
Total stockholders' equity	267,117	255,029
Total liabilities, temporary equity, and stockholders' equity	$1,085,378	$1,048,398
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—	—	—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net income attributable to noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	4,252	84,927,240	8	222,462	(11,183,449)	(115,789)	3,012	149,375	259,068
Repurchase of common stock	—	(634,414)	—	—	(634,414)	(6,781)	—	—	(6,781)
Stock-based compensation	—	—	—	2,789	—	—	—	—	2,789
Exercise of stock-based awards, net of shares withheld	—	178,584	—	(1,022)	—	—	—	—	(1,022)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(830)	—	(830)
Net income	—	—	—	—	—	—	—	7,315	7,315
Net income attributable to noncontrolling interest	(53)	—	—	—	—	—	—	—	—
Balance, June 30, 2025	4,199	84,471,410	8	224,229	(11,817,863)	(122,570)	2,182	156,690	260,539
Repurchase of common stock	—	(602,214)	—	—	(602,214)	(6,834)	—	—	(6,834)
Cancellation of treasury stock previously issued in a business combination	—	(173,262)	—	(2,007)	—	—	—	—	(2,007)
Stock-based compensation	—	—	—	3,504	—	—	—	—	3,504
Exercise of stock-based awards, net of shares withheld	—	69,608	—	(386)	—	—	—	—	(386)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,063)	—	(1,063)
Net income	—	—	—	—	—	—	—	13,364	13,364
Net income attributable to noncontrolling interest	(59)	—	—	—	—	—	—	—	—
Balance, September 30, 2025	$4,140	83,765,542	$8	$225,340	(12,420,077)	$(129,404)	$1,119	$170,054	$267,117

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2024	$—	84,123,385	$8	$203,046	(10,893,575)	$(112,070)	$7,936	$99,484	$198,404
Repurchase of common stock	—	(594,817)	—	—	(594,817)	(6,182)	—	—	(6,182)
Stock-based compensation	—	—	—	2,350	—	—	—	—	2,350
Exercise of stock-based awards, net of shares withheld	—	249,700	—	(940)	—	—	—	—	(940)
Unrealized gain on interest rate caplets, net of taxes	—	—	—	—	—	—	1,081	—	1,081
Net income	—	—	—	—	—	—	—	7,416	7,416
Balance, March 31, 2024	—	83,778,268	8	204,456	(11,488,392)	(118,252)	9,017	106,900	202,129
Repurchase of common stock	—	(905,932)	—	—	(905,932)	(9,293)	—	—	(9,293)
Stock-based compensation	—	—	—	3,235	—	—	—	—	3,235
Exercise of stock-based awards, net of shares withheld	—	85,817	—	(492)	—	—	—	—	(492)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(1,077)	—	(1,077)
Net income	—	—	—	—	—	—	—	14,586	14,586
Balance, June 30, 2024	—	82,958,153	8	207,199	(12,394,324)	(127,545)	7,940	121,486	209,088
Repurchase of common stock	—	(585,119)	—	—	(585,119)	(6,215)	—	—	(6,215)
Stock-based compensation	—	—	—	3,342	—	—	—	—	3,342
Exercise of stock-based awards	—	57,171	—	(316)	—	—	—	—	(316)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(4,075)	—	(4,075)
Net income	—	—	—	—	—	—	—	4,895	4,895
Balance, September 30, 2024	$—	82,430,205	$8	$210,225	(12,979,443)	$(133,760)	$3,865	$126,381	$206,719

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$35,180	$26,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,735	32,229
Amortization of intangible assets and route and customer acquisition costs	19,001	16,808
Amortization of debt issuance costs	1,147	1,348
Loss on change in fair value of contingent earnout shares	1,209	4,190
Stock-based compensation	8,384	8,927
Loss on disposal of property and equipment	680	618
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	1,215	947
Loss on debt extinguishment	1,090	—
Remeasurement of contingent consideration	1,523	5,764
Payments on consideration payable	(707)	(2,091)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	1,720	1,131
Deferred income taxes	5,897	(3,076)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other current assets	1,210	(2,608)
Accounts receivable, net	1,894	5,637
Inventories	(1,414)	(1,409)
Income taxes receivable	(6,112)	274
Route and customer acquisition costs	(9,574)	(7,155)
Route and customer acquisition costs payable	2,872	2,661
Accounts payable and accrued expenses	15,142	15,830
Accrued compensation and related expenses	195	(2,540)
Other assets	508	3,284
Net cash provided by operating activities	119,795	107,666
Cash flows from investing activities:
Purchases of property and equipment	(73,814)	(55,088)
Proceeds from the sale of property and equipment	1,460	689
Proceeds from the settlement of convertible notes	1,500	—
Deposits against a portion of the purchase price on a pending business acquisition	—	(11,763)
Acquisition of indefinite-lived operating license	(9,450)	—
Investment in unconsolidated affiliate	—	(5,000)
Business and asset acquisitions, net of cash acquired	(393)	(19,063)
Net cash used in investing activities	(80,697)	(90,225)
Cash flows from financing activities:
Proceeds from debt	623,000	49,500
Payments on debt	(620,375)	(38,625)
Payments for debt issuance costs	(4,091)	—
Payments for repurchase of common stock	(23,682)	(21,475)
Payments on interest rate caplets	(743)	(736)
Proceeds from exercise of stock-based awards	—	68
Payments on finance leases	(182)	(164)
Payments on consideration payable	(1,037)	(439)
Tax withholding on stock-based payments	(3,058)	(2,096)
Net cash used in financing activities	(30,168)	(13,967)
Net increase in cash and cash equivalents	8,930	3,474
Cash and cash equivalents:
Beginning of period	281,305	261,611
End of period	$290,235	$265,085

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$24,310	$24,545
Income taxes	$15,524	$14,840
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$13,111	$10,655
Deferred premium on interest rate caplets	$333	$1,323
Cancellation of treasury stock previously issued in a business combination	$(2,007)	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$393	$21,164
Less consideration payable	—	(2,101)
Cash purchase price	$393	$19,063
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. The Company has operations in Illinois, Montana, Nevada, Nebraska, Georgia, Iowa, Louisiana, South Dakota, West Virginia and Pennsylvania. The Company is subject to the various regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
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
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the three and nine months ended September 30, 2025.
Revenue recognition: The Company primarily generates revenues from the following types of services: gaming terminals, amusements, and ATMs. The Company also generates manufacturing revenue from the sale of gaming terminals and associated software, as well as revenue from its casino and racing operations. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations and comprehensive income.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three and nine months ended September 30, 2025 and 2024 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues by state:
Illinois	$239,041	$223,338	$717,954	$675,294
Montana	40,471	39,648	121,715	120,372
Nevada	26,238	28,350	80,933	86,881
Louisiana	9,465	—	28,119	—
Nebraska	8,501	6,538	23,612	18,621
Georgia	5,092	3,410	14,231	9,171
Other	885	943	2,950	3,118
Total net revenues	$329,693	$302,227	$989,514	$913,457
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides enhanced language to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur, 1) management has authorized and committed to funding the software project or 2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities must adopt the changes either 1) prospectively, 2) retrospectively to any or all prior periods presented in the financial statements, or 3) using a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption after the initial application date. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.
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
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments, which requires public entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion and enhances current guidance on induced conversions and applies only

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

to conversions that include the issuance of all equity securities issuable pursuant to the conversion privileges provided in the terms of the debt at issuance. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within annual reporting periods. Entities must adopt the changes either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.
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
Note 3. Inventories
Inventories consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and manufacturing supplies	$7,683	$6,113
Finished products	1,873	2,009
Total inventories	$9,556	$8,122
As of September 30, 2025 and December 31, 2024, no write down of inventory was determined necessary.
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
Note 5. Property and Equipment
Property and equipment consist of the following as of September 30, 2025, and December 31, 2024 (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	September 30, 2025	December 31, 2024
Gaming terminals, software and equipment	$455,796	$415,003
Amusement, ATM and other equipment	29,070	29,174
Office equipment and furniture	7,483	4,281
Computer equipment and software	26,043	23,136
Leasehold improvements	11,720	10,151
Vehicles	22,737	22,974
Buildings and improvements	47,478	30,105
Land	8,551	7,718
Construction in progress	4,215	4,453
Total property and equipment	613,093	546,995
Less accumulated depreciation and amortization	(272,410)	(238,998)
Total property and equipment, net	$340,683	$307,997
Depreciation and amortization of property and equipment was $13.3 million and $38.7 million for the three and nine months ended September 30, 2025, respectively. In comparison, depreciation and amortization of property and equipment was $11.0 million and $32.2 million for the three and nine months ended September 30, 2024, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $15.2 million and $11.2 million as of September 30, 2025 and December 31, 2024, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $12.7 million and $9.4 million as of September 30, 2025 and December 31, 2024, respectively, of which approximately $2.6 million and $2.2 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $29.2 million and $22.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $3.5 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.
Route and customer acquisition costs consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cost	$46,669	$39,204
Accumulated amortization	(17,014)	(15,946)
Route and customer acquisition costs, net	$29,655	$23,258
Amortization expense of route and customer acquisition costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. In comparison, amortization expense of route and customer costs was $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cost	$331,195	$330,903
Accumulated amortization	(143,554)	(128,285)
Location contracts acquired, net	$187,641	$202,618
Amortization expense of location contracts acquired was $5.1 million and $15.2 million for the three and nine months ended September 30, 2025, respectively. In comparison, amortization expense for location contracts acquired was $4.6 million and $13.3 million for the three and nine months ended September 30, 2024, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $114.2 million and $116.3 million as of September 30, 2025 and December 31, 2024, respectively, of which $36.2 million was deductible for tax purposes as of September 30, 2025.
In July 2025, there was a reduction in goodwill related to the acquisition of Fairmount Park - Casino & Racing (“Fairmount”) due to the cancellation of 173,262 previously-issued shares that were being held in escrow due to revisions to the closing statement. The cancellation of these shares resulted in a $2.0 million reduction in the fair value of the consideration paid to acquire Fairmount.
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2025	$116,252
Cancellation of shares previously issued for Fairmount acquisition	(2,007)
Goodwill balance as of September 30, 2025	$114,245
Goodwill is tested for impairment annually or when triggering events occur. There were no indicators of impairment of goodwill as of September 30, 2025.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025			December 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(3,915)	$2,885	$6,800	$(3,325)	$3,475
Software Applications	8 years	7,800	(3,250)	4,550	7,800	(2,519)	5,281
Trade Names	20 years	11,700	(1,714)	9,986	11,700	(1,265)	10,435
Operating Licenses	Indefinite	44,199	N/A	44,199	34,749	N/A	34,749
		$70,499	$(8,879)	$61,620	$61,049	$(7,109)	$53,940
Amortization expense of other intangible assets was $0.6 million and $1.8 million for both the three and nine months ended September 30, 2025, and 2024, respectively.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount. This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of September 30, 2025.
Note 9. Debt
The Company’s debt as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Revolving credit facility	$—	$6,500
Term Loan facility	600,000	293,125
Delayed Draw Term Loan facility	—	297,750
Total borrowings	600,000	597,375
Add: Remaining premium on interest rate caplets financed as debt	333	1,076
Total debt	600,333	598,451
Less: Debt issuance costs	(4,925)	(3,072)
Total debt, net of debt issuance costs	595,408	595,379
Less: Current maturities	(30,333)	(34,443)
Total debt, net of current maturities	$565,075	$560,936
New Credit Agreement
In order to refinance its prior credit facility, the Company entered into a Credit Agreement, dated as of September 10, 2025 (the “Credit Agreement”), by and among the Company, Accel Entertainment LLC (the “Borrower”), the lenders from time to time party thereto, CIBC Bank USA, as administrative agent and collateral agent for the lenders and lead arranger, Fifth Third Bank, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Truist Securities, Inc., as joint lead arrangers, and Bank of America, N.A. as documentation agent.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Credit Agreement establishes a:
•$300.0 million revolving credit facility, including a letter of credit facility with a $15.0 million sublimit and a swing line facility with a $25.0 million sublimit, and
•$600.0 million term loan facility.
The maturity date of the Credit Agreement is September 10, 2030.
Proceeds of the initial borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness and terminate all commitments under the Company’s prior credit agreement, dated as of November 13, 2019, as amended.
The Company incurred $4.1 million of debt issuance costs related to the Credit Agreement, of which $3.8 million are being amortized over the life of the Credit Agreement. The Company also recognized a loss on debt extinguishment of $1.1 million due to the partial extinguishment associated with a lender whose borrowing capacity decreased and the complete extinguishment for those lenders who are no longer participating.
The obligations of the Borrower under the Credit Agreement are (i) guaranteed by the Company and each of the Borrower’s existing and future material domestic subsidiaries and (ii) secured by a first-priority lien on substantially all of the assets of the Company, as well as substantially all of the assets of the Borrower and the Borrower’s existing and future material domestic subsidiaries, in each case subject to certain customary exceptions set forth in the Credit Agreement.
At the Borrower’s election, borrowings under the Credit Agreement bear interest at either (i) a base rate equal to the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate announced by CIBC Bank USA, or (c) 1-month Term Secured Overnight Financing Rate (“Term SOFR”) plus 1% or (ii) Term SOFR for an applicable interest period, in each case plus an applicable margin. The applicable margin is determined by reference to the Borrower’s First Lien Net Leverage Ratio (as defined in the Credit Agreement) and ranges from (i) 0.75% to 1.75% for base rate borrowings and (ii) 1.5% to 2.5% for Term SOFR borrowings. As of September 30, 2025, the weighted-average interest rate on the Company’s borrowings was approximately 6.5%.
The Credit Agreement contains customary affirmative and negative covenants including limitations on the ability of the Company, the Borrower, and their restricted subsidiaries to, amongst other things, grant additional liens, incur additional indebtedness, merge or consolidate, dispose of assets, engage in certain transactions with affiliates, and make restricted payments. The Credit Agreement also requires the Borrower to maintain, as of the last day of each fiscal quarter, (i) a First Lien Net Leverage Ratio no greater than 4.75 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20 to 1.00. The Credit Agreement includes customary events of default, the occurrence of which could permit the administrative agent to, amongst other things, declare all amounts owing under the credit facilities to be immediately due and payable, exercise remedies with respect to the collateral, and terminate the lenders’ commitments thereunder. The failure to pay certain amounts owing under the Credit Agreement may result in an increase in the interest rate applicable thereto.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month SOFR interest rates on the first $300 million of the term loan under the Company’s prior credit agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which remain in effect under the new Credit Agreement and are set to expire in January 2026.
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. In comparison, the Company recognized an unrealized loss, net of taxes, of $4.1 million for both the three and nine months ended September 30, 2024. For more information

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. In comparison, the Company recognized interest income on the caplets of $2.6 million and $7.7 million for the three and nine months ended September 30, 2024, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
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
Fairmount
On December 2, 2024, the Company completed its acquisition of Fairmount in Collinsville, Illinois, for total stock consideration of approximately $40.5 million. Consideration transferred was approximately 3.5 million shares of the Company’s Class A-1 common stock and the value was based on a prior twenty-day trailing weighted average close price. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The areas of the purchase price allocation that are not yet finalized are primarily related to the final adjustments to working capital. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $10.0 million has been recorded as goodwill. The Fairmount acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity of Fairmount’s operations, industry and workforce. While management has integrated certain operations of Fairmount into its existing business structure, Fairmount is its own operating segment, casino and racing.
In July 2025, there was a reduction in goodwill related to the acquisition of Fairmount due to the cancellation of 173,262 previously-issued shares that were being held in escrow due to revisions to the closing statement. The cancellation of these shares resulted in a $2.0 million reduction in the fair value of the consideration paid to acquire Fairmount.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair value of treasury stock initially issued	$40,472
Fair value of escrow shares that were canceled	(2,007)
Fair value of remaining shares issued	$38,465

Cash and cash equivalents	$858
Accounts receivable, net	1,477
Inventory	60
Prepaid expenses	575
Property and equipment, net	11,788
Location contracts acquired, net	17,600
Other intangible assets, net	8,600
Other assets	356
Accounts payable and other accrued expenses	(3,267)
Other long-term liabilities	(340)
Deferred income tax liability, net	(9,206)
Net assets acquired	28,501
Goodwill	$9,964
The results of operations for Fairmount are included in the condensed consolidated financial statements of the Company from the date of acquisition. Fairmount’s results of operations included revenue of $25.7 million and a net loss of $5.6 million for the nine months ended September 30, 2025. The unaudited pro forma revenue and net income of Fairmount, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the nine months ended September 30, 2025.
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
The results of operations for Toucan Gaming are included in the condensed consolidated financial statements of the Company from the date of acquisition. Toucan Gaming's results of operations included revenue of $28.1 million and a net loss of $1.3 million for the nine months ended September 30, 2025. The unaudited pro forma revenue and net income of Toucan Gaming, as if this acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, is not material to the condensed consolidated results of the Company for the nine months ended September 30, 2025.
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
Doc & Eddy’s
On January 10, 2024, the Company acquired Doc & Eddy’s West (“D&E”), a hospitality operation in Montana. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The total purchase price was approximately $2.3 million, which the Company paid in cash at closing, and was allocated to the following assets: i) buildings totaling $1.0 million, ii) indefinite-lived assets totaling $0.9 million and iii) land totaling $0.4 million. The results of operations for D&E are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90 days in investing activities,

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

payments after 90 days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Fair Share Gaming*	1,176	7,089	969	5,493
Skyhigh*	520	3,935	563	4,264
IVSM*	99	92	94	187
IGE	576	1,118	586	1,605
Island*	100	—	100	—
Randy’s	173	—	165	—
Toucan Gaming	497	3,031	474	2,892
Pelican	173	163	165	155
Total	$3,314	$15,428	$3,116	$14,596
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	1,943	—	1,943	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,821	—	6,821	—

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
Liabilities measured at fair value
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$14,879	$—	$—	$14,879
Contingent earnout shares	34,312	—	34,312	—
Total	$49,191	$—	$34,312	$14,879

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,928	$—	$—	$13,928
Contingent earnout shares	33,103	—	33,103	—
Total	$47,031	$—	$33,103	$13,928
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2025, the Company had acquired a total of 16.1 million shares under the share repurchase program at a total purchase price of $167.2 million, of which 2.2 million shares at a total purchase price of $23.7 million were acquired during the nine months ended September 30, 2025.
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
•Loss on debt extinguishment
The Company’s distributed gaming reportable segment consists of the installation, maintenance, and operation of gaming terminals, redemption devices that disburse winnings and contain ATM functionality and other amusement devices in authorized non-casino locations such as restaurants, bars, convenience stores, liquor stores, truck stops and grocery stores. The Company’s operations and services are consistent in the Company’s markets.
The Company has determined that with the acquisition of Fairmount, it has two operating segments: distributed gaming and casino and racing as of September 30, 2025. However, the casino and racing operating segment does not meet the criteria of a reportable segment primarily from a quantitative standpoint as of September 30, 2025. The Company will continue to evaluate from a quantitative and qualitative standpoint whether the casino and racing operating segment meets the criteria of a reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and comprehensive income and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the three and nine months ended September 30, 2025 and 2024. Additionally, the Company has included an "all other" operating segment which is its casino and racing operations that is neither individually reportable nor able to be aggregated or combined with another operating segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributed gaming
Total net revenues (1)	$319,418	$302,227	$963,857	$913,457
Adjustments: (2)
Cost of revenue	220,849	210,841	666,734	633,325
Compensation related costs - operations (3)	22,646	19,532	64,734	56,918
Compensation related costs - general and administrative (3)	11,743	13,373	37,121	38,659
All other segment items (4)	12,523	12,602	40,555	42,763
Adjusted EBITDA for distributed gaming	$51,657	$45,879	$154,713	$141,792

Adjusted EBITDA for “all other” operating segment (5)	$(487)	$—	$(849)	$—

Less Adjustments for:
Depreciation and amortization of property and equipment	$13,339	$11,001	$38,735	$32,229
Amortization of intangible assets and route and customer acquisition costs	6,389	5,781	19,001	16,808
Interest expense, net	8,622	9,164	26,078	26,730
Emerging markets	—	43	67	121
Loss from unconsolidated affiliates	22	1	55	1
Stock-based compensation	3,504	3,342	8,384	8,927
(Gain) loss on change in fair value of contingent earnout shares	(2,170)	4,216	1,209	4,190
Loss on debt extinguishment	1,090	—	1,090	—
Other expenses, net	2,577	3,867	9,490	13,620
Income before income tax expense	$17,797	$8,464	$49,755	$39,166
Income tax expense	4,492	3,569	14,575	12,269
Net income	$13,305	$4,895	$35,180	$26,897
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
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of September 30, 2025. The "all other" operating segment had total net revenues of $10.3 million and $25.7 million; cost of revenues of $4.7 million and $10.0 million; compensation related costs of $4.4 million and $11.5 million and all other segment items of $1.7 million and $5.0 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2025, the assets associated with the distributed gaming segment are $1.0 billion and the assets for the "all other" operating segment were $54.7 million.
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
The Company issued 40,000 RSUs to an eligible employee during the third quarter of 2025, which will vest over a period of 3 years. The estimated grant date fair value of these RSUs totaled $0.4 million.
Stock-based compensation expense, which pertains to the Company’s RSUs and PSUs, was $3.5 million and $8.4 million for the three and nine months ended September 30, 2025, respectively. In comparison, stock-based compensation expense was $3.3 million and $8.9 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $4.5 million and $14.6 million for the three and nine months ended September 30, 2025, respectively. In comparison, the Company recognized income tax expense of $3.6 million and $12.3 million for the three and nine months ended September 30, 2024, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 25.2% and 29.3% for the three and nine months ended September 30, 2025, respectively, compared to 42.2% and 31.3% for the three and nine months ended September 30, 2024, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce the Company’s overall effective tax rate. However, these tax law changes have resulted in a favorable reduction in the Company’s current tax expense which is offset by an increase to deferred tax expense.

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
On March 9, 2022, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Gold Rush relating to the Gold Rush convertible notes. The complaint sought damages for breach of contract and the implied covenant of good faith and fair dealing as well as unjust enrichment. On June 22, 2022, Gold Rush filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company. The lawsuit alleged that the Company tortiously interfered with Gold Rush’s business activities and engaged in misconduct with respect to the Gold Rush convertible notes. Both suits were dismissed with prejudice as a result of the previously mentioned settlement between the Company and Gold Rush on the convertible notes in May 2023. For more information, see Note 4.
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the IGB, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court heard argument in January 2025. The judge granted and denied, in part, the motion for summary judgment. The parties are proceeding with discovery.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. Rather than litigate the alleged violation, the Company pleaded no contest and has made the appropriate payments to the municipality during 2024 and 2025.
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating gaming terminals within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax and won a temporary restraining order to stay the order. Currently, the matter remains pending as a result of a motion to consolidate and to finalize the assignment of the judge. On March 21, 2025, the judge ruled in favor of the Company and a coalition of terminal operators’ motion for judgment on the pleadings that the municipality ordinance was pre-empted by State law as well as the other 54 municipal push tax ordinances. The cases were all dismissed, and the municipality’s motion for reconsideration was denied. The municipality has filed a motion for leave to appeal with the appellate court.
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Accel Entertainment, Inc.	$13,364	$4,895	$35,318	$26,897

Basic weighted average outstanding shares of common stock	84,719	82,952	85,289	83,718
Dilutive effect of stock-based awards for common stock	1,368	1,370	1,274	1,172
Diluted weighted average outstanding shares of common stock	86,087	84,322	86,563	84,890

Earnings per common share:
Basic	$0.16	$0.06	$0.41	$0.32
Diluted	$0.16	$0.06	$0.41	$0.32
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.2 million and 4.3 million shares as of September 30, 2025 and 2024, respectively.

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
•Operates a casino with ~270 gaming positions
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

Georgia	2020	Bulldog Gaming	•Operate gaming terminals which are skill-based coin-operated amusement machines with winnings paid in points that may be redeemed for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming	•Truck stop gaming parlors (up to 60 gaming terminals) •Establishments with a liquor license (up to 4 gaming terminals) –Bars/restaurants/retail –Fraternal organizations –Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill, which we define as gaming terminals
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Licensed to operate at qualified truck stops •Actively exploring opportunities

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

Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity, and economic conditions that adversely impact players’ ability and desire to spend disposable income at our location partners may adversely affect our results of operations and cash flows.
For the first nine months of 2025, we have not observed material impacts to our business or outlook from the macroeconomic factors noted above. In the first half of 2024, we accelerated certain of our capital expenditures related to gaming terminals and related components to manage our supply chain.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact us are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce our overall effective tax rate. However, these tax law changes have resulted in a favorable reduction in our current tax expense which is offset by an increase to deferred tax expense.
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
Operating expenses
Cost of revenue. Cost of revenue consists of i) taxes on net gaming revenue that is payable to the appropriate jurisdiction (effective July 1, 2024, the tax on net gaming revenue in the State of Illinois increased from 34% to 35%, which is split equally between us and our locations in Illinois), ii) licenses, permits and other fees required for the operation of our business, iii) location revenue share, which is governed by local governing bodies and location contracts, iv) ATM and amusement commissions payable to locations, v) ATM and amusement fees and vi) expenses from our casino and racing operations.
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
Interest expense, net
Interest expense, net consists of interest on our current credit facilities, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.5% to 2.5% depending on the first lien net leverage ratio.
Income tax expense

Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.
Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2025 and 2024:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues:
Net gaming	$308,481	$289,923	$18,558	6.4%
Amusement	4,977	5,104	(127)	(2.5)%
Manufacturing	1,678	1,705	(27)	(1.6)%
ATM fees and other	14,557	5,495	9,062	164.9%
Total net revenues	329,693	302,227	27,466	9.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	225,511	210,841	14,670	7.0%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	916	962	(46)	(4.8)%
General and administrative	55,600	47,930	7,670	16.0%
Depreciation and amortization of property and equipment	13,339	11,001	2,338	21.3%
Amortization of intangible assets and route and customer acquisition costs	6,389	5,781	608	10.5%
Other expenses, net	2,577	3,867	(1,290)	(33.4)%
Total operating expenses	304,332	280,382	23,950	8.5%
Operating income	25,361	21,845	3,516	16.1%
Interest expense, net	8,622	9,164	(542)	(5.9)%
Loss from unconsolidated affiliates	22	1	21	2,100.0%
(Gain) loss on change in fair value of contingent earnout shares	(2,170)	4,216	(6,386)	(151.5)%
Loss on debt extinguishment	1,090	—	1,090	N/A
Income before income tax expense	17,797	8,464	9,333	110.3%
Income tax expense	4,492	3,569	923	25.9%
Net income	$13,305	$4,895	$8,410	171.8%

Net revenues
Total net revenues for the three months ended September 30, 2025 were $329.7 million, an increase of $27.5 million, or 9.1%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $18.6 million, which reflected an increase in gaming locations, terminals and revenue from our casino operations, as well as higher ATM fees and other revenue of $14.6 million, an increase of $9.1 million, or 164.9%, which included revenue from our racing operations. Net revenues by state are presented below:

(in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues by state:
Illinois	$239,041	$223,338	$15,703	7.0%
Montana	40,471	39,648	823	2.1%
Nevada	26,238	28,350	(2,112)	(7.4)%
Louisiana	9,465	—	9,465	N/A
Nebraska	8,501	6,538	1,963	30.0%
Georgia	5,092	3,410	1,682	49.3%
Other	885	943	(58)	(6.2)%
Total net revenues	$329,693	$302,227	$27,466	9.1%
Cost of revenue
Cost of revenue for the three months ended September 30, 2025 was $225.5 million, an increase of $14.7 million, or 7.0%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our racing operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended September 30, 2025 was $0.9 million, which is essentially flat compared to the prior-year period.
General and administrative
General and administrative expenses for the three months ended September 30, 2025 were $55.6 million, an increase of $7.7 million, or 16.0%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, as we continue to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2025 was $13.3 million, an increase of $2.3 million, or 21.3%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended September 30, 2025 were $6.4 million, an increase of $0.6 million, or 10.5%, compared to the prior-year period due to higher amortization expense on location contracts acquired.
Other expenses, net
Other expenses, net for the three months ended September 30, 2025 were $2.6 million, a decrease of $1.3 million, or 33.4%, compared to the prior-year period. The decrease was primarily attributable to lower non-recurring expenses, lower non-recurring lobbying and legal expenses related to new markets, and lower fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended September 30, 2025 was $8.6 million, which was a decrease of $0.5 million, or 5.9%, compared to the prior-year period. We experienced lower interest rates and the benefit realized on our interest rate caplets, partially offset by an increase in average outstanding debt. For the three months ended September 30, 2025, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 6.4% compared to 7.6% in the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended September 30, 2025 was a gain of $2.2 million, compared to a loss of $4.2 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
A loss on debt extinguishment of $1.1 million was recorded for the three months ended September 30, 2025 in connection with the entry into a new Credit Agreement (as defined below). For more information on our new Credit Agreement and the related loss on debt extinguishment, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the three months ended September 30, 2025 was $4.5 million, an increase of $0.9 million, or 25.9%, compared to the prior-year period. The effective tax rate for the three months ended September 30, 2025 was 25.2% compared to 42.2% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2025 and 2024:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues:
Net gaming	$924,351	$871,300	$53,051	6.1%
Amusement	16,402	16,772	(370)	(2.2)%
Manufacturing	7,299	9,122	(1,823)	(20.0)%
ATM fees and other	41,462	16,263	25,199	154.9%
Total net revenues	989,514	913,457	76,057	8.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	676,741	633,325	43,416	6.9%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	3,878	5,283	(1,405)	(26.6)%
General and administrative	163,482	142,105	21,377	15.0%
Depreciation and amortization of property and equipment	38,735	32,229	6,506	20.2%
Amortization of intangible assets and route and customer acquisition costs	19,001	16,808	2,193	13.0%
Other expenses, net	9,490	13,620	(4,130)	(30.3)%
Total operating expenses	911,327	843,370	67,957	8.1%
Operating income	78,187	70,087	8,100	11.6%
Interest expense, net	26,078	26,730	(652)	(2.4)%
Loss from unconsolidated affiliates	55	1	54	5,400.0%
Loss on change in fair value of contingent earnout shares	1,209	4,190	(2,981)	(71.1)%
Loss on debt extinguishment	1,090	—	1,090	N/A
Income before income tax expense	49,755	39,166	10,589	27.0%
Income tax expense	14,575	12,269	2,306	18.8%
Net income	$35,180	$26,897	$8,283	30.8%

Net revenues
Total net revenues for the nine months ended September 30, 2025 were $989.5 million, an increase of $76.1 million, or 8.3%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $53.1 million, which reflected an increase in gaming locations, terminals and revenue from our casino operations, as well as higher ATM fees and other revenue of $41.5 million, an increase of $25.2 million, or 154.9%, which included revenue from our racing operations. Net revenues by state are presented below:

(in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Net revenues by state:
Illinois	$717,954	$675,294	$42,660	6.3%
Montana	121,715	120,372	1,343	1.1%
Nevada	80,933	86,881	(5,948)	(6.8)%
Louisiana	28,119	—	28,119	N/A
Nebraska	23,612	18,621	4,991	26.8%
Georgia	14,231	9,171	5,060	55.2%
Other	2,950	3,118	(168)	(5.4)%
Total net revenues	$989,514	$913,457	$76,057	8.3%
Cost of revenue
Cost of revenue for the nine months ended September 30, 2025 was $676.7 million, an increase of $43.4 million, or 6.9%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our racing operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the nine months ended September 30, 2025 was $3.9 million, a decrease of $1.4 million, or 26.6%, compared to the prior-year period primarily due to lower manufacturing revenue.
General and administrative
General and administrative expenses for the nine months ended September 30, 2025 were $163.5 million, an increase of $21.4 million, or 15.0%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, as we continue to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2025 was $38.7 million, an increase of $6.5 million, or 20.2%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the nine months ended September 30, 2025 were $19.0 million, an increase of $2.2 million, or 13.0%, compared to the prior-year period due to higher amortization expense on location contracts acquired.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2025 were $9.5 million, a decrease of $4.1 million, or 30.3%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities and lower non-recurring lobbying and legal expenses related to new markets.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2025 was $26.1 million, a decrease of $0.7 million, or 2.4%, compared to the prior-year period. We experienced lower interest rates and the benefit realized on our interest rate caplets, partially offset by an increase in average outstanding debt. For the nine months ended September 30, 2025, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 6.5% compared to a rate of approximately 7.6% for the prior-year period.
Loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the nine months ended September 30, 2025 was a loss of $1.2 million, compared to a loss of $4.2 million in the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
A loss on debt extinguishment of $1.1 million was recorded for the nine months ended September 30, 2025 in connection with the entry into a new Credit Agreement. For more information on our new Credit Agreement and the related loss on debt extinguishment, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the nine months ended September 30, 2025 was $14.6 million, an increase of $2.3 million, or 18.8%, compared to the prior-year period. The effective tax rate for the nine months ended September 30, 2025 was 29.3% compared to 31.3% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of September 30,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	2,728	2,791	(63)	(2.3)%
Montana	625	615	10	1.6%
Nevada	370	356	14	3.9%
Louisiana	96	—	96	N/A
Nebraska	276	252	24	9.5%
Georgia	356	275	81	29.5%
Total	4,451	4,289	162	3.8%
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of September 30,		Increase / (Decrease)
	2025	2024	Change	Change (%)
Illinois	15,641	15,714	(73)	(0.5)%
Montana	6,628	6,448	180	2.8%
Nevada	2,757	2,685	72	2.7%
Louisiana	670	—	670	N/A
Nebraska	991	882	109	12.4%
Georgia	1,027	780	247	31.7%
Total	27,714	26,509	1,205	4.5%

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

The following tables set forth information with respect to our location hold-per-day in our primary locations for the three and nine months ended:

	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Illinois	$876	$839	$37	4.4%
Montana	621	613	8	1.3%
Nevada	734	802	(68)	(8.5)%
Louisiana	977	—	977	N/A
Nebraska	307	257	50	19.5%
Georgia	146	121	25	20.7%

	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)
Illinois	$888	$859	$29	3.4%
Montana	614	608	6	1.0%
Nevada	761	835	(74)	(8.9)%
Louisiana	988	—	988	N/A
Nebraska	284	244	40	16.4%
Georgia	148	111	37	33.3%

Non-GAAP Financial Measure
Adjusted EBITDA is a non-GAAP financial measure, but is a key metric management uses to monitor ongoing core operations. Adjusted EBITDA excludes the effects of certain non-cash items or represent certain nonrecurring items that are unrelated to core performance. Management believes this non-GAAP financial measure enhances the understanding of our underlying drivers of profitability and trends in our business and facilitates company-to-company and period-to-period comparisons. Management also believes that this non-GAAP financial measure is used by investors, analysts and other interested parties as a measure of financial performance and to evaluate our ability to fund capital expenditures, service debt obligations and meet working capital requirements.
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
◦Prior to June 2025, Pennsylvania was considered an emerging market.
◦Prior to January 2024, Iowa was considered an emerging market.
◦As of June 2025, we no longer have any emerging markets.
•Income tax expense
•Loss on debt extinguishment

Adjusted EBITDA

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$13,305	$4,895	$35,180	$26,897
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	6,389	5,781	19,001	16,808
Stock-based compensation expense	3,504	3,342	8,384	8,927
Loss from unconsolidated affiliates	22	1	55	1
(Gain) loss on change in fair value of contingent earnout shares	(2,170)	4,216	1,209	4,190
Other expenses, net	2,577	3,867	9,490	13,620
Depreciation and amortization of property and equipment	13,339	11,001	38,735	32,229
Interest expense, net	8,622	9,164	26,078	26,730
Emerging markets	—	43	67	121
Income tax expense	4,492	3,569	14,575	12,269
Loss on debt extinguishment	1,090	—	1,090	—
Adjusted EBITDA	$51,170	$45,879	$153,864	$141,792

Adjusted EBITDA for the three months ended September 30, 2025, was $51.2 million, an increase of $5.3 million, or 11.5%, compared to the prior-year period. Adjusted EBITDA for the nine months ended September 30, 2025, was $153.9 million, an increase of $12.1 million, or 8.5%, compared to the prior-year period. The increase was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors (“Board”) approved share repurchase program and near-term acquisitions. As of September 30, 2025, we had $290.2 million in cash and cash equivalents.
New Credit Agreement
In order to refinance our prior credit facility, we entered into a Credit Agreement, dated as of September 10, 2025 (the “Credit Agreement”), by and among us, Accel Entertainment LLC (the “Borrower”), the lenders from time to time party thereto, CIBC Bank USA, as administrative agent and collateral agent for the lenders and lead arranger, Fifth Third Bank, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Truist Securities, Inc., as joint lead arrangers, and Bank of America, N.A. as documentation agent.
The Credit Agreement establishes a:
•$300.0 million revolving credit facility, including a letter of credit facility with a $15.0 million sublimit and a swing line facility with a $25.0 million sublimit, and
•$600.0 million term loan facility.
The maturity date of the Credit Agreement is September 10, 2030.
Proceeds of the initial borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness and terminate all commitments under our prior credit agreement, dated as of November 13, 2019, as amended.

We incurred $4.1 million of debt issuance costs related to the Credit Agreement, of which $3.8 million are being amortized over the life of the Credit Agreement. We also recognized a loss on debt extinguishment of $1.1 million due to the partial extinguishment associated with a lender whose borrowing capacity decreased and the complete extinguishment for those lenders who are no longer participating.
The obligations of the Borrower under the Credit Agreement are (i) guaranteed by us and each of the Borrower’s existing and future material domestic subsidiaries and (ii) secured by a first-priority lien on substantially all of our assets, as well as substantially all of the assets of the Borrower and the Borrower’s existing and future material domestic subsidiaries, in each case subject to certain customary exceptions set forth in the Credit Agreement.
At the Borrower’s election, borrowings under the Credit Agreement bear interest at either (i) a base rate equal to the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate announced by CIBC Bank USA, or (c) 1-month Term SOFR plus 1% or (ii) Term SOFR for an applicable interest period, in each case plus an applicable margin. The applicable margin is determined by reference to the Borrower’s First Lien Net Leverage Ratio (as defined in the Credit Agreement) and ranges from (i) 0.75% to 1.75% for base rate borrowings and (ii) 1.5% to 2.5% for Term SOFR borrowings. As of September 30, 2025, the weighted-average interest rate on our borrowings was approximately 6.5%.
The Credit Agreement contains customary affirmative and negative covenants including limitations on the ability of the Company, the Borrower, and their restricted subsidiaries to, amongst other things, grant additional liens, incur additional indebtedness, merge or consolidate, dispose of assets, engage in certain transactions with affiliates, and make restricted payments. The Credit Agreement also requires the Borrower to maintain, as of the last day of each fiscal quarter, (i) a First Lien Net Leverage Ratio no greater than 4.75 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20 to 1.00. The Credit Agreement includes customary events of default, the occurrence of which could permit the administrative agent to, amongst other things, declare all amounts owing under the credit facilities to be immediately due and payable, exercise remedies with respect to the collateral, and terminate the lenders’ commitments thereunder. The failure to pay certain amounts owing under the Credit Agreement may result in an increase in the interest rate applicable thereto.
We were in compliance with all debt covenants under the Credit Agreement as of September 30, 2025 and expect to remain in compliance for the next 12 months.
Interest rate caplets
We manage our exposure to some of our interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan under the prior credit agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which remain in effect under the new Credit Agreement and are set to expire in January 2026.
We recognized an unrealized loss, net of taxes, on the change in fair value of the caplets of $1.1 million and $3.0 million for the three and nine months ended September 30, 2025. In comparison, we recognized an unrealized loss, net of taxes, of $4.1 million for both the three and nine months ended September 30, 2024. We also recognized interest income on the caplets of $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. In comparison, we recognized interest income on the caplets of $2.6 million and $7.7 million for the three and nine months ended September 30, 2024, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.

Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	Change ($)	Change (%)

Net cash provided by operating activities	$119,795	$107,666	$12,129	11.3%
Net cash used in investing activities	(80,697)	(90,225)	9,528	10.6%
Net cash used in financing activities	(30,168)	(13,967)	(16,201)	(116.0)%
Net cash provided by operating activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $119.8 million, an increase in cash of $12.1 million compared to the prior-year period due primarily to higher deferred income taxes and changes in working capital adjustments.
Net cash used in investing activities
For the nine months ended September 30, 2025, net cash used in investing activities was $80.7 million, a decrease in cash used of $9.5 million compared to the prior-year period. The decrease in cash used was primarily attributable to less cash used for acquisitions and an investment in an unconsolidated affiliate in the prior year, partially offset by higher purchases of property and equipment and an acquisition of an indefinite-lived operating license at Fairmount. We anticipate our capital expenditures will be approximately $75-80 million in 2025, of which $31-32 million relates to Fairmount, $5-7 million relates to Louisiana and the remaining $39-41 million for all other capital expenditures.
Net cash used in financing activities
For the nine months ended September 30, 2025, net cash used in financing activities was $30.2 million, an increase in cash used of $16.2 million compared to the prior-year period. The increase is primarily attributable to lower net borrowings, payments for debt issuance cost on our new credit facility and higher repurchases of our common stock.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our credit facility were $600.0 million as of September 30, 2025. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact future earnings and cash flows by approximately $3.0 million annually, assuming the balance outstanding under the credit facility remained at $600.0 million. In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 caplets on January 12, 2022, which are expected to expire in January 2026. The caplets mature at the end of each month and are used to protect our exposure as the 1-month SOFR interest rate exceeded 2%.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are also in the process of integrating Toucan Gaming, LLC and LSM Gaming, LLC (collectively, “Toucan Gaming”) and Fairmount, which were both acquired in the fourth quarter of 2024, into our system of internal control over financial reporting. Toucan Gaming and Fairmount combined represented 5.4% of the Company’s total revenues for the nine months ended September 30, 2025 and 8.7% of the Company’s total assets as of September 30, 2025.

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

The following table presents a summary of share repurchases made during the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

July 1, 2025 - July 31, 2025	13,231	$11.96	13,231	$186.1

August 1, 2025 - August 31, 2025	232,425	$11.22	232,425	$183.5

September 1, 2025 - September 30, 2025	356,558	$11.22	356,558	$179.5

Total	602,214	$11.24	602,214
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1
Credit Agreement, dated September 10, 2025, by and among Accel Entertainment, Inc., Accel Entertainment LLC, CIBC Bank USA and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.2 **
Executive Employment Agreement, dated September 22, 2025, by and between Accel Entertainment, Inc., and Brett Summerer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2025)

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

ACCEL ENTERTAINMENT, INC.

Date: November 4, 2025	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)