Form 10-K
period 2025-12-31
Accel Entertainment, Inc.
filed 2026-03-03
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant was approximately $651 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of February 27, 2026, there were 81,567,065 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

ACCEL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, liquidity, anticipated cash needs and availability, accounting estimates and judgments, and our estimates of number of gaming terminals, locations, Adjusted EBITDA, location hold-per-day and capital expenditures. Words such as: “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements represent our current reasonable beliefs, expectations and assumptions and involve inherent risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•Accel’s ability to operate in existing markets and to expand into new jurisdictions;
•Accel’s ability to introduce new and appealing products and services amid uncertain market demand and regulatory outcomes;
•Accel’s ability to maintain or improve its competitive advantages in a highly competitive industry;
•Accel’s dependence on a concentrated network of key manufacturers, developers and third party providers for gaming terminals, amusement machines, and related software, content and technologies;
•Accel’s heavy dependency on its ability to win, maintain and renew contracts with location partners;
•Accel’s expansion into casino operations and horse racing;
•decreased discretionary consumer spending due to broader macroeconomic and socio-political conditions;
•geographical concentration of Accel’s business, which heightens exposure to local or regional conditions;
•strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on Accel’s ability to grow or may expose Accel to fines or other penalties;
•Accel’s dependence on the security, integrity and regulatory compliance of products, services and systems offered, which, if breached or disrupted, could expose Accel to liability;
•Accel’s dependence on the protection of trademarks and other intellectual property;
•opponents’ efforts to curtail the expansion of legalized gaming; and
•such other factors as described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K.
Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We are under no obligation to, and expressly disclaim any obligation to, publicly update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Accel,” the "Company," “our company,” “we,” “us,” “our,” and similar names refer to Accel Entertainment, Inc. and, where appropriate, its subsidiaries.

PART I
ITEM 1. BUSINESS
Who We Are
We are a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. We are a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country as well as casinos and horse racing venues. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with an additional revenue stream. We install, maintain, operate and service games of chance and games of skill, which we refer to as gaming terminals, and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners.
We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business, such as our acquisition of Fairmount Park – Casino & Racing (“Fairmount”) in Collinsville, Illinois. In April 2025, the casino opened and the racing season began at Fairmount.
Where We Operate

State	Year Operations Started or Year of Acquisition	Branding	Operations

Illinois	2012	Accel Entertainment
•Establishments with a liquor license (up to 6 gaming terminals)
•Bars/restaurants/retail
•Gaming cafes
•Fraternal organizations
•Veterans’ organizations
•Truck stops (up to 6 gaming terminals)
•Large truck stops (up to 10 gaming terminals)

Illinois	2024	Fairmount Park – Casino & Racing
•Operates a thoroughbred horse race track with 57 racing days planned for 2026
•Operates a casino with ~260 gaming positions
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

State	Year Operations Started or Year of Acquisition	Branding	Operations
Montana	2023	Yellowstone Casino and other local retail/parlor locations	•Retail gaming locations licensed to sell alcoholic beverages and offering a maximum of 20 gaming terminals •Certain locations have attractive food offerings •Currently, we have five parlor locations

Nevada	2022	Century Gaming
•Non-casino locations where gaming is incidental to the primary business being conducted at the location, including:
–Grocery/drug/convenience stores
–Bars/restaurants/taverns
–Liquor stores
•Games are generally limited to 15 or fewer gaming terminals with no other forms of gaming activity permitted

Nebraska	2022	Accel Entertainment
•Operates cash devices in retail locations throughout the state
•Retail establishments include any business locations that are open to the public for the sale of goods other than gaming terminals and that possesses a valid sales tax permit

Georgia	2020	Bulldog Gaming
•Operates skill-based coin-operated amusement machines with winnings paid by gift cards through redemption terminals or Bulldog Wallet or for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming	•Truck stop gaming parlors (up to 60 gaming terminals) •Establishments with a liquor license (up to 4 gaming terminals) –Bars/restaurants/retail –Fraternal organizations –Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operates amusement concessions, including gaming terminals
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
Our Strategic Core Competencies
Our strategic core competencies support our local business model and contribute to our industry-leading position:
Gaming-as-a-service platform. Our gaming-as-a-service platform provides our local partners with a turnkey, full-service, capital-efficient gaming solution, including:
•Business-to-business model secured by long-term, exclusive contracts, allowing for predictable, highly recurring revenue streams with strong loyalty and retention;
•Technology-enabled gaming equipment from leading manufacturers and our own proprietary Grand Vision Gaming equipment that provide the most captivating titles in slots entertainment; specifically, we offer our players over 150 different types of gaming terminal models and almost 2,000 different games, one of the broadest selections of high quality offerings in distributed gaming;
•Data reporting solutions and analytics, offering insight and advice to help maximize revenues and grow; and
•Strong marketing, compliance, cash management, financial and technical support systems, all of which remain in-house to boost efficiency and enhance our ability to provide best-in-class service.
Strong relationships with location partners. We have prioritized establishing strong, lasting relationships with our location partners since our inception, providing unparalleled support, such as:

•Employing dedicated relationship managers who assist with regulatory applications and compliance onboarding, train on how to engage with players and potential players, monitor individual gaming areas for compliance, cleanliness and comfort and recommend potential changes to improve player gaming.
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
Growing in current markets both organically and inorganically. We believe that there is potential for additional growth in the markets we serve, including:
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
Evaluating additional business opportunities. If we are presented with advantageous opportunities, we may acquire or develop other businesses that are complementary to our core gaming business, including:
•Expanding local entertainment where favorable competitive landscape leads to collecting a greater share of location economics through vertical integration by selectively owning establishments.
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
Expanding into new states and jurisdictions that we do not operate in. We continue to evaluate where to expand our distributed gaming operations, including:
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
•Evaluating opportunities in new jurisdictions, such as the City of Chicago in Illinois, where the Chicago City Council recently passed an ordinance to allow the operation of gaming terminals.
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
Casino and Racing
In 2025, we opened a racino at Fairmount in the greater St. Louis/southern Illinois market. The casino property and associated racetrack generates revenues and expenses from slot machines, video table games, a sports book, ancillary food and beverage services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations. The racetrack license supports the casino license.
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
Casino and Racing
Fairmount operates in a highly competitive environment and will primarily compete for customers with other casinos in the surrounding regional gaming markets. This property competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling, and other forms of legalized gaming in the U.S.
As a racetrack operator, we compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on the racing calendar, number of horses racing, and purse sizes.
Suppliers
We purchase multi-game gaming terminals from leading manufacturers such as Light & Wonder, Inc., International Game Technology, Aristocrat and Novomatic. We purchase gaming terminals in upright, slant and bar-top varieties. Games include different varieties of slots, poker, and keno games.
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
Human Capital Resources
We believe that human capital management, including attracting, developing and retaining a high-quality workforce is critical to our long-term success. Our Board of Directors (the “Board”) is charged with oversight of human capital management. We strive to promote a welcoming workplace that fosters partnership with location owners and encourages our employees to bring their best ideas to work every day. As of December 31, 2025, we employed over 1,600 people nationwide, and protecting the safety, health, and well-being of our employees is a top priority. We strive to achieve an injury-free work environment and continue to have zero tolerance for unsafe work conditions for our employees who continue to move, support and sell our products and services. As of December 31, 2025, approximately 147 employees were covered by union contracts or agreements. We have not experienced material interruptions of operations due to disputes with our employees. Our human capital management focuses on the following priorities:

Talent Recruitment and Management
We seek to provide employees with rewarding work, professional growth and educational opportunities. We place an emphasis on training and development for all levels of our workforce. All new employees participate in a structured on-boarding experience to provide broad exposure and understanding of all parts of the business and organization before starting their functional training. Formal new hire training ranges from 2 weeks to 6 months, depending on the employee's job function. We leverage a Performance Management Program that supports employee development and utilize continuous coaching conversations to help employees and managers work more effectively together. For further growth and development of our workforce, we broadly make available skill training and development to increase individual productivity. We also offer more targeted training opportunities as part of the Accel Academy that focus on developing our people in our prioritized leadership competencies. These programs include:
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
•Paid time off program that balances the needs of our employee population that offers two wellness days and two floating holidays to supplement our paid holiday schedule.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A-1 common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our Class A-1 common stock.
•Our ability to operate in existing markets and to expand into new jurisdictions depends on obtaining, maintaining and renewing a complex set of licenses and regulatory approvals, which vary widely by jurisdiction and can be extensive.
•Our revenue growth and future success depends on successfully entering and scaling in new markets and introducing new and appealing products and services amid uncertain market demand and regulatory outcomes, none of which is assured.
•We operate in the highly competitive and evolving gaming and entertainment landscape, and our ability to sustain growth depends on maintaining our competitive position across distributed gaming and adjacent areas of entertainment.
•We are dependent on a concentrated network of key manufacturers, developers and third party providers for gaming terminals, amusement machines, and related software, content, and technologies.
•We depend heavily on our ability to win, maintain and renew contracts with location partners.
•Our expansion into casino operations and horse racing may not be successful.
•Our results of operations are highly sensitive to discretionary consumer spending and broader macroeconomic and socio-political conditions; our concentration in Illinois, Montana and Nevada heightens exposure to local conditions.
•We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit existing operations, have an adverse impact on the ability to grow or may expose us to fines or other penalties.
•Our success depends on the security, integrity and regulatory compliance of our products, services and systems; technical incidents, cyber events, product defects or integrity failures could result in regulatory action, liability and reputational harm.
•Our business depends on the protection of intellectual property and proprietary information.
•We may not be able to capitalize on trends and changes in the gaming industries, and efforts to curtail the expansion of legalized gaming, if successful, could limit our growth of operations.
•Our level of indebtedness and the cash required to service it could adversely affect our results of operations and liquidity.
•Certain stockholders own a significant portion of our Class A-1 common stock, and they may have interests that differ from those of other stockholders.

Risks Related to Our Business and Industry
Our ability to operate in existing markets and to expand into new jurisdictions depends on obtaining, maintaining and renewing a complex set of licenses and regulatory approvals, which vary widely by jurisdiction and can be extensive.
We operate only in jurisdictions where gaming is legal. Our ability to operate in existing markets and to expand into new jurisdictions depends on obtaining, maintaining, and renewing a complex set of licenses, permits, product certifications, and regulatory approvals for us and for certain of our stakeholders, that vary widely by jurisdiction and can be extensive and time-consuming. Regulators evaluate a broad range of factors—including financial stability, integrity, business experience, and the individual suitability of officers, directors, major equity holders, lenders, key employees, and business partners—and may condition, suspend, revoke, or deny required registrations, licenses, permits or approvals at any time, which could prevent us from entering or continuing to operate in affected jurisdictions and could have adverse effects on our results of operations, cash flows, and financial condition. Failures or delays by our location partners or other stakeholders in obtaining their own required licenses can likewise impede our operations and growth, and negative licensing outcomes in one state can adversely affect eligibility and approvals in others.
Gaming and horse racing laws and regulations are constantly evolving and subject to amendment, repeal, and new interpretations by authorities with broad enforcement powers, including the authority to investigate, impose fines and penalties, and restrict or revoke licenses. Adverse regulatory actions or unfavorable legislative changes, including new or increased taxes and fees, could limit existing operations, constrain our growth, or expose us to penalties. Some jurisdictions also require background checks, disclosure and suitability determinations of us and certain of our affiliates, significant stockholders, directors, officers, and key employees and nonadherence to such requirements or findings of unsuitability can jeopardize our ability to obtain or maintain licensure, require us to modify or terminate relationships with those parties or forgo doing business in those jurisdictions. Further, these licensing procedures, background investigations and suitability determination requirements may discourage potential investors or inhibit changes in existing holdings in ways that impact our strategic flexibility.
Our revenue growth and future success depends on successfully entering and scaling in new markets and introducing new and appealing products and services amid uncertain market demand and regulatory outcomes, none of which is assured.
Our revenue growth and future success depend in large part on the successful addition of new locations as partners (whether through organic growth or acquisitions) and on the entry into new markets. Our ability to succeed in new markets depends in part on displacing entrenched competitors and developing or expanding sales channels and leveraging partner relationships. In many cases, we are attempting to enter into or expand our presence in these newer markets, where the appeal and success of gaming terminals and other forms of entertainment has not yet been proven. There can be no assurance that gaming will have success with new location partners or in new markets, or that we will succeed in capturing a significant or even acceptable market share in any new markets. If we fail to successfully expand into these markets, we may have difficulty growing our business and may lose business to our competitors.
Success in new and existing markets also depends on our and our suppliers’ ability to deliver timely, creative and appealing content for gaming terminals, stand-alone ATMs, redemption devices and amusement devices that match evolving consumer preferences; however, game popularity is cyclical and unpredictable, and our suppliers face inventory, pricing and approval constraints that can limit availability or increase our costs, which could harm our ability to refresh content, retain locations, or attract new partners.
Failure to accurately anticipate the needs of location and player preferences could result in loss of business to competitors, which would adversely affect our results of operations, cash flows and financial condition. Much of the content included must receive regulatory certifications or approvals before deployment, and these approvals can be delayed or denied, limiting our ability to launch new offerings, secure placements with location partners, or expand into additional jurisdictions on anticipated timelines or at all. Beyond product expansion, we are continuously evaluating additional opportunities that are complementary to our core business, such as our acquisition of the Fairmount Park - Casino & Racing (“Fairmount”) in Collinsville, Illinois. Any acquisition of additional businesses, services, resources or assets, including gaming parlors, casinos or hospitality/retail operations, may subject us to additional risks. With any such expansion, we encounter additional industry‑specific regulatory regimes, development and construction risks, and operational complexities that could delay projects, increase capital needs, and impair anticipated returns if approvals are slow, conditions are imposed, or market acceptance does not materialize as expected.
At the same time, slow growth or declines in demand for gaming terminals could reduce demand for our services and negatively impact our results of operations, cash flows and financial condition. Even with the expansion of gaming into new jurisdictions, the opening of new locations and the addition of new gaming terminals and amusement machines in existing locations, demand for our services may decline due to location partner preferences, unfavorable economic conditions, the failure to obtain regulatory approvals, or the availability of financing for location partners and for us, any of which could constrain growth, reduce returns on new deployments, and divert resources from other initiatives. Competitive pressures from other gaming and entertainment options, including online and mobile gaming, casinos and alternative leisure activities, further increase execution risk and could adversely affect our ability to capture share in new or existing markets.
We face significant competition from other gaming and entertainment operations, and our success in part relies on maintaining our competitive advantages and market share in key markets.
We are dependent on a concentrated network of key manufacturers, developers, and third-party providers for gaming terminals, amusement machines, redemption devices, stand-alone ATMs, and related software, content, and technologies, many of which require regulatory approvals before they can be marketed or deployed. Any interruption, delay, or deterioration in supply—including from insolvency or financial distress of a key provider, serious quality control lapses, regulatory issues with a supplier or its products or licenses, tariffs and trade barriers (including those affecting imports from China), or broader supply chain dislocations—could impair our ability to procure equipment, refresh content, service existing placements, or meet contractual obligations to location partners, thereby adversely affecting our results of operations, cash flows, and financial condition. Our centralized purchasing program has delivered cost efficiencies but increases exposure to the credit and counterparty risks associated with a small number of suppliers, and during 2023 and the first half of 2024, we accelerated capital expenditures to manage component availability and supply timing, resulting in higher capital expenditures for the year than we had originally anticipated.
The gaming equipment sector has experienced significant consolidation, and a substantial portion of U.S. gaming terminals is manufactured by a small number of companies. This concentration, together with cyclical demand for components and content, can lead to price and delivery volatility and reduce our bargaining leverage. If we lose a supplier, we may be unable to replace it on acceptable terms or timelines, and remaining suppliers may increase fees and costs. Even where alternative sources exist, the limited number of qualified vendors in distributed gaming and the need for regulatory certifications can constrain substitution, resulting in longer lead times, higher prices, life-cycle and end-of-life component challenges, and product quality issues. Failure by key suppliers to meet delivery commitments or to provide compliant, timely, and competitively priced products could cause delays, trigger breaches or loss of contracts with location partners, and limit our ability to introduce new or refreshed offerings.
Further, we rely on specialized third-party technologies and services-such as know-your-customer, geolocation, identity verification, and payment processing-that are embedded in, or integral to, our products and programs, including our Player Rewards Program. If these technologies become unavailable on acceptable terms, experience outages or defects, or require re-certification that is delayed or denied, we may face service disruptions, increased operating expenses, and lost revenue opportunities. Collectively, these supply-side risks—including supplier concentration, industry consolidation, regulatory gating, limited alternative sources, and price and delivery volatility—could materially and adversely affect our operations, growth initiatives, and financial performance.

We depend heavily on our ability to win, maintain and renew contracts with our location partners, and we could lose substantial revenue if we are unable to renew certain of our contracts on substantially similar terms or at all.
Our contracts with our location partners generally contain initial multi-year terms. While we have historically experienced high rates of contract extension or renewal, changes in applicable laws, regulations or rules, as well as other factors, may result in declines in contract extensions or renewals. These factors may include, for example, actions by regulators or licensing authorities, changes in our location partners’ business strategies, financial condition or ownership, competitive pressures, consolidation among partners, budget constraints, market or economic conditions, or other circumstances outside of our control. The termination, expiration or failure to renew one or more of our contracts with our location partners could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. In addition, we may not be able to obtain new or renewed contracts with location partners that contain terms that are as favorable as our current terms in its current contracts, and any less favorable contract terms or diminution in scope could negatively impact our business.
In addition, our revenue, business, results of operations, cash flows and financial condition could be negatively affected if our location partners sell or merge themselves or their locations with other entities. Upon the sale or merger of such locations, our location partners could choose to no longer partner with us and decide to contract with our competitors.
If we fail to offer a high-quality experience, our business and reputation may suffer.
Once we install gaming terminals and amusement machines in location partners, those location partners rely on our support to resolve any related issues. High-quality user and location education and customer service to the licensed establishments have been key to our brand and is important for the successful marketing and sale of our products and services and to increase the number of gaming terminals and amusement machines at our locations. The importance of high-quality customer service to our locations will increase as we expand our business and pursue new location partners and potentially expand into new jurisdictions. In some cases, we depend on third parties to resolve such issues, the performance of which is out of our control. Further, our success is highly dependent on business reputation and positive recommendations from existing location partners. Any failure to maintain high-quality levels of service, or a market perception that we do not maintain a high-quality service to our locations, could jeopardize the retention or renewal of location partner contracts and harm our reputation, our ability to market to existing and prospective location partners, and our results of operations, cash flows and financial condition.
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
Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to expand our sales force and increase the productivity of our sales force.
Most of our revenue has been attributable to the efforts of our sales force, which consists of both in-house personnel and independent agents.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of in-house and independent sales personnel to support growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as expected, and if new sales employees and agents do not become fully productive on the timelines that have been projected or at all, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. In addition, as we continue to grow, a larger percentage of our sales force will be new to us and our business, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. We also believe that there is significant competition for sales personnel with the skills that we require in the industries in which we operate and may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we operate or plan to operate. If we are unable to hire and train sufficient numbers of effective sales personnel or agents, or if the sales personnel or agents are not successful in obtaining new location partners or promoting activity within our existing location partners, our business may be adversely affected.
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
We continue to pursue expansion and acquisition opportunities in gaming and related businesses. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We may not be able to find acquisition opportunities on acceptable terms or at all or obtain necessary financing or regulatory approvals to complete potential acquisitions.
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
Prior to our December 2024 acquisition of Fairmount, we had not previously designed, developed and operated a casino or racetrack. Horse racing is highly dependent on people not only attending outdoor live horse races but also wagering on and sponsoring them. If interest in horse racing declines due to external factors such as unfavorable weather conditions, shifting consumer preferences or accidents, a resulting decrease in attendance, wagering and sponsorship demand, along with negative publicity and insurance issues generated from potential injuries and/or litigation, could have a material adverse impact on our horse racing business. In addition, our horse racing operations depend on agreements with various groups, including food and beverage professionals and groups that represent horsemen, such as the Illinois Thoroughbred Horsemen's Association and the Illinois Horsemen's Benevolent & Protective Association. Any failure to maintain or renew agreements with such groups, or a deterioration in our relationship with them, could adversely affect our horse racing business.
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
In the distributed gaming industry, we generally operate in markets where our terminal revenue splits are either statutorily determined or negotiated. Our markets with statutory splits are Illinois, Georgia and Pennsylvania, while our markets with negotiated splits are Montana, Nevada, Nebraska, Iowa and Louisiana. For markets with statutory splits, net terminal income splits are statutorily predetermined and minimum and maximum wagers are mandated by the applicable governing bodies. If such governing bodies reduce our portion of net terminal income, this may have a material effect on our results of operations and our profit margin. For markets with negotiated splits, net terminal income splits are negotiated, which means pricing is the driver in contract negotiations as all revenue splits are negotiated. As our distributed gaming agreements expire, we are required to compete for renewals, and if we are unable to renew our agreements at the same split, this could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our results of operations are highly sensitive to discretionary consumer spending and broader macroeconomic and socio-political conditions; our concentration in Illinois, Montana and Nevada heightens exposure to local conditions.
Our revenue is largely driven by players’ disposable incomes and level of gaming activity at our location partners. Adverse macroeconomic and socio-political conditions—such as recession or economic slowdown, inflation or stagflation, rising interest rates, reduced liquidity and credit availability, labor shortages, instability in banking or financial markets, geopolitical conflicts or sanctions, civil unrest, terrorism or the threat thereof, reciprocal and increased tariffs and global sanctions, epidemics, pandemics or other public health issues—can decrease discretionary spending, reduce visit frequency and play levels, and negatively affect our business, results of operations, cash flows and financial condition. The current U.S. presidential administration has imposed new and increased tariffs on foreign goods, and foreign countries in turn have imposed tariffs on the U.S., which could increase costs for consumers. The actual or perceived impact of tariffs on consumer spending and inflation or an economic downturn or recession could lead to fewer customer visits and decreased discretionary spending by our customers. Additionally, these factors can impair location partners’ access to capital or operating liquidity, leading to closures or bankruptcies that diminish our footprint and revenue, and may contribute to volatility in equity markets that affects our cost of capital and financial flexibility. We cannot predict the timing, duration or magnitude of these conditions or their cumulative effect on consumer behavior or our partners.
We are further exposed to local and regional conditions because our operations are geographically concentrated, specifically in Illinois, Montana and Nevada. We are subject to similar concentration risks in Georgia, Iowa, Louisiana and Nebraska and any other gaming jurisdictions into which we expand, including Pennsylvania. Local economic trends and unemployment rates, changes in state and local gaming laws and regulations, competitive dynamics, demographic shifts, weather-related disruptions and other natural events, and changes affecting tourism or travel patterns can disproportionately impact our performance in those markets. Our dependence on local customer bases at location partners heightens these risks, and our planned Illinois casino and racing operations will increase our exposure to Illinois-specific conditions and regulatory developments. If Illinois, Montana or Nevada—or other states in which we operate, such as Georgia, Iowa, Louisiana, Nebraska, or Pennsylvania—experience adverse conditions to a greater degree than other regions, our results of operations, cash flows and financial condition could be more negatively affected than if our operations were more geographically diversified.

Our operations are largely dependent on the skill and experience of our management and key personnel, and the loss of management and other key personnel could negatively affect our business.
Our success and competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. The loss of the services of these persons or other key personnel could deplete our institutional knowledge and could have an adverse effect on our business, financial condition, and results of operations. The market for these employees is competitive, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business.
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
Certain of our key business metrics, including number of locations, number of gaming terminals and other measures to evaluate growth trends and the quality of marketing and player behaviors, are calculated using data from Light & Wonder, Inc., a contractor of the Illinois Gaming Board (“IGB”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for more information. While we believe these figures to be reasonable and that our reliance on them is justified, there can be no assurance that such figures are reliable or accurate. Should we decide to review these or other figures, we may discover material inaccuracies, including unexpected errors in our internal data that result from technical or other errors. If we determine that any of our metrics are not accurate, we may be required to revise or cease reporting such metrics and such changes may harm our reputation and business.
Our results of operations, cash flows and financial condition could be affected by natural disasters or other events outside our control in the locations in which we or our location partners, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, which could potentially be exacerbated by climate change. For example, we could be impacted by fires, hurricanes, tornados, earthquakes or floods that could disrupt operations, including our Fairmount racino that holds outdoor events, or the operations of our location partners, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or suppliers’ facilities may impair or delay the operation, development, provisions or delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay the introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, there can be no assurance that such insurance will adequately compensate for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our location partners, suppliers, data service providers, or regulators, could have an adverse effect on our results of operations, cash flows and financial condition.
Our operations have historically been subject to seasonal fluctuations in operating results, and we can expect to experience such fluctuations in the future.
Our results of operations can fluctuate due to seasonal trends and other factors. For example, our operations in colder climates typically experience lower revenues in the summer when players typically spend less time indoors, and higher revenues in cold weather, specifically between February and April, when players will typically spend more time indoors. Our horse racing operations will only operate during the months where the weather is conducive to racing, which is typically from late spring through the early fall. In addition, the sports betting revenue we receive from our partnership with FanDuel may also experience seasonal fluctuations. Holidays, vacation seasons and sporting events may also cause our revenues to fluctuate. As a result, unfavorable seasonal conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Compliance and Regulatory Matters
We are subject to strict government regulations that are constantly evolving and may be amended, repealed, or subject to new interpretations, which may limit our existing operations, have an adverse impact on our ability to grow or may expose us to fines or other penalties.
We are subject to complex laws and regulations governing gaming and horse racing, including, but not limited to, the Illinois Video Gaming Act, the Illinois Horse Racing Act of 1975, the Pennsylvania Gaming Act, the Georgia Lottery for Education Act, the Montana Video Gaming Control Act, the Nevada Gaming Control Act and the Louisiana Gaming Control Law. These gaming laws and related regulations are administered by authorities with broad powers to create and interpret rules, investigate, enforce, impose sanctions, and approve transactions. We operate in highly regulated environments and are subject to responsible gaming, anti-money laundering, counter-terrorism financing, fraud detection, and other conduct requirements. In addition, we are subject to other rules and regulations related to our business and operations, including rules and regulations concerning the sale and service of food and alcoholic beverages.
Although we plan to maintain compliance with applicable laws as they evolve and to generally maintain good relations with regulators, there can be no assurance that we will do so. Law enforcement or gaming or other regulatory authorities have sought in the past, or may seek in the future, to restrict our business in their jurisdictions or to institute enforcement proceedings for alleged noncompliance. There can be no assurance that any instituted enforcement proceedings will be favorably resolved or that such proceedings will not have an adverse effect on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Gaming authorities may levy fines against us or seize certain assets if we violate gaming regulations and the Illinois Racing Board may revoke or suspend our horse racing license for violation of the Illinois Horse Racing Act of 1975. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether we are ultimately accused of, or found to have committed, any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators.
In addition to regulatory compliance risk, Illinois, Montana, Nevada or any other states or other jurisdictions in which we operate or may operate (including at the local level), may amend or repeal gaming or horse racing enabling legislation or regulations. Changes to gaming or horse racing enabling legislation or new interpretations of existing gaming or horse racing laws may hinder or prevent us from continuing to operate in the jurisdictions where we currently conduct business, which could increase operating expenses and compliance costs or decrease the profitability of operations. Repeal of gaming or horse racing enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have an adverse effect on our results of operations, cash flows and financial condition. If any jurisdiction in which we operate were to repeal gaming or horse racing enabling legislation, there could be no assurance that we could sufficiently increase revenue in other markets to maintain operations or service existing indebtedness. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming terminal manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, or similar unfavorable legislation or government efforts affecting or directed at gaming or horse racing, would likely have a negative impact on our operations. For example, a number of municipalities in Illinois have adopted ordinances requiring the collection of additional taxes, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association. We have paid a penalty with respect to an alleged violation in one municipality, see Note 20 Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and have received notice of a potential violation from another municipality. Additionally, membership or policy changes within regulatory agencies could impact operations.
Our success depends on the security, integrity and regulatory compliance of our products, services and systems; technical incidents, cyber events, product defects or integrity failures could result in regulatory action, liability and reputational harm.
We believe that our success depends, in large part, on providing secure products, services and systems to locations and players, and on the ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of products and services. Our business sometimes involves the storage, processing and transmission of proprietary, confidential and personal information, and any future player program we may institute will also involve such information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products, services and systems are designed with security features to prevent fraudulent activity. Despite these security measures, our products, services and systems may be vulnerable to attacks by location partners, players, retailers, vendors or employees, or breaches due to cyber-attacks, viruses, malicious software, computer hacking, security breaches or other disruptions. Expanded use of the Internet and other interactive technologies may result in increased security risks for us and our location partners because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target and we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, hackers and data thieves are becoming increasingly sophisticated and could operate large-scale and complex automated attacks. Moreover, the rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may intensify our cybersecurity risks. Although we do not currently utilize AI to a significant extent in our operations, we are actively evaluating and expect to implement AI solutions in the near-to-medium term to enhance various aspects of our business. The integration of AI technologies into our operations could exacerbate the challenges discussed above and may introduce operational risks, including system failures, cybersecurity vulnerabilities, and potential disruptions to our business processes. While we believe the intentional and deliberate adoption of certain AI processes could provide long-term benefits, there is uncertainty regarding its successful implementation and the associated risks. Any security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of certain data, the loss, corruption or alteration of this data, interruptions in operations or damage to computers or systems or those of certain players or third-party platforms. Any of these incidents could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, and we regularly assess the adequacy of security systems, including the security of our games and software, to protect against any material loss to location partners and players, as well as the integrity of our products and services and our games. However, these measures may not be sufficient to prevent future attacks, breaches or disruptions.
There is a risk that our products, services or systems may be used to defraud, launder money or engage in other illegal activities at its locations. Our gaming machines have also experienced anomalies in the past. Games and gaming machines may be replaced by us and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or other products and services, may give rise to claims from players or location partners, may lead to claims for lost revenue and profits and related litigation by location partners and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of licenses or other disciplinary action. In addition, in the event of the occurrence of any such issues with our products and services, substantial resources may be diverted from other projects to correct the issues, which may delay other projects and the achievement of strategic objectives.
Further, third party-hosted solution providers that provide services to us, such as Microsoft, Salesforce or NetSuite, have in the past been subject to cyber security incidents. Although these incidents have not had a material impact on our business, results of operations, financial condition or reputation to date, a future failure of these third parties’ security systems and infrastructure could adversely affect us.
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
We are currently involved in several lawsuits. See Note 20, Commitments and Contingencies, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. We may also become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters (including discrimination and harassment claims), alleged product and system malfunctions, alleged intellectual property infringement and claims relating to contracts, licenses, acquisitions and strategic investments. We may incur significant expense defending or settling any such litigation, and such claims may distract management’s attention from our core business operations or could harm our reputation with location partners, employees, investors and others. Additionally, adverse judgments that may be decided against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business, our results of operations, cash flows and financial condition.
If our estimates or judgments relating to accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Significant assumptions and estimates used in preparing consolidated financial statements include among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with business acquisitions, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing share-based compensation expense. Changes in assumptions could adversely affect results and our stock price. Additionally, changes in accounting standards or in interpretation thereof could require us to change our accounting policies or implement new systems to comply with new or amended accounting standards. Such changes may cause an adverse deviation from our revenue and operating profit target, which may negatively impact our results of operations, cash flows and financial condition.
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
We may not be able to capitalize on trends and changes in the gaming industries, including changes due to laws and regulations governing these industries, and efforts to curtail the expansion of legalized gaming, if successful, could limit our growth of operations.
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
Risks Related to our Financial Condition
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under the New Credit Facility to finance our required capital expenditures under new gaming or amusement contracts and to meet our other cash needs.
Our business generally requires significant upfront capital expenditures for gaming terminals and amusement machines, software customization and implementation, systems and equipment installation and telecommunications configuration, and we often incur costs before we receive any revenue. In connection with the signing or renewal of a gaming or amusement contract, we may provide new equipment or impose new service requirements at a location, which may require additional capital expenditures in order to enter into or retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facility.
Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our liquidity levels or the availability of financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain any necessary financing for these upfront costs or other cash needs, we may be unable to pursue certain contracts, which could result in the loss of business or restrict our ability to grow. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing products and services to new location partners or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on acceptable terms, if at all.

Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
As of December 31, 2025, we had total indebtedness of approximately $612 million, all of which was borrowed under the New Credit Facility (as defined herein), and we had approximately $288 million of availability. Our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, repurchases of our shares of Class A-1 common stock and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to interest rate risk as a significant portion of our borrowings are at variable rates of interest. If interest rates increase, our interest payment obligations would increase even if the amount borrowed remained the same, and our results of operations, cash flows and financial condition could be negatively impacted. All of these factors could place us at a competitive disadvantage compared to competitors that may have less debt.
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
Furthermore, our lenders, including the lenders participating in our revolving credit facility under the New Credit Facility, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all. Any default or failure by a lender in its obligation to fund its commitment under the revolving credit facility (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment and otherwise adversely affect us. In addition, borrowings under our existing revolving credit facility are subject to customary conditions precedent as set forth in the New Credit Facility.
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
The New Credit Facility contains customary affirmative and negative covenants including limitations on the ability of the Company, the Borrower, and their restricted subsidiaries to, amongst other things, grant additional liens, incur additional indebtedness, merge or consolidate, dispose of assets, engage in certain transactions with affiliates, and make restricted payments. The New Credit Facility also requires the Borrower to maintain, as of the last day of each fiscal quarter, (i) a First Lien Net Leverage Ratio (as defined in the New Credit Facility) no greater than 4.75 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of at least 1.20 to 1.00. The New Credit Facility includes customary events of default, the occurrence of which could permit the administrative agent to, amongst other things, declare all amounts owing under the credit facilities to be immediately due and payable, exercise remedies with respect to the collateral, and terminate the lenders’

commitments thereunder. The failure to pay certain amounts owing under the New Credit Facility may result in an increase in the interest rate applicable thereto.
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
Risks Related to Our Common Stock
Clairvest Group Inc. (“Clairvest”) and members of the Rubenstein Family own a significant portion of Common Stock and have representation on the Board, which could limit the ability of other stockholders to influence corporate matters.
As of December 31, 2025, approximately 21% of the shares of our Class A-1 common stock was beneficially owned by affiliates of Clairvest. Following the consummation of the merger of TPG Pace Holding Corp. (“TPG”) and Accel Entertainment, Inc. (the “Business Combination”), one director was jointly nominated by TPG and Clairvest, Mr. Kenneth B. Rotman, and Mr. Rotman remains a member of the Board as a representative of Clairvest. In addition, as of December 31, 2025, approximately 10% of the shares of our Class A-1 common stock was beneficially owned by Mr. Andrew Rubenstein, approximately 1% of the shares of our Class A-1 common stock was beneficially owned by his brother, Mr. Gordon Rubenstein, and Mr. Andrew Rubenstein, together with Mr. Gordon Rubenstein (together, the “Rubenstein Family”) collectively beneficially own approximately 11% of the shares of our Class A-1 common stock. Although each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein disclaim legal or beneficial ownership of any shares of Class A-1 common stock owned or controlled by the others, the Rubenstein Family has and may exert significant influence over corporate actions requiring stockholder approval. In addition, each of Mr. Andrew Rubenstein and Mr. Gordon Rubenstein are members of the Board.
Accordingly, while our subsidiaries (including those holding gaming licenses) manage their respective operations in the ordinary course, each of Clairvest and the Rubenstein Family may be able to significantly influence the outcome of matters submitted for action by directors of the Board, subject to our directors’ obligation to act in the interest of all of our stockholders, and for stockholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Clairvest or the Rubenstein Family continue to directly or indirectly own a significant amount of our outstanding equity interests and have Board representation, they may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stockholders. Clairvest’s and the Rubenstein Family’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock. In addition, Clairvest and its affiliates are in the business of making investments in companies and owning real estate and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Clairvest or its affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. Prospective investors should consider that the interests of Clairvest and the Rubenstein Family may differ from their interests in material respects. In addition, pursuant to a transaction agreement among TPG and the stockholders of Accel Entertainment, Inc. that was entered into in connection with the Business Combination, and subject to certain limitations set forth in the Transaction Agreement, any person who held (together with such person’s affiliates) at least 8% of the outstanding shares of Class A-1 common stock immediately following the closing of the Stock Purchase in connection with the Business Combination, had the right to nominate an individual to be a member of the Board. So long as any such stockholder with director nomination rights continues to directly or indirectly own a significant amount of our outstanding equity interests and any individuals affiliated with such stockholder are members of the Board and/or any committees thereof, such major stockholder may be able to exert substantial influence over us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A-1 common stock to decline or prevent public stockholders from realizing a premium over the market price for our Class A-1 common stock.
Holders of our Class A-1 common stock are subject to certain gaming regulations, and if a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own our Class A-1 common stock.
Gaming regulators in Illinois, Georgia, Louisiana, Pennsylvania, Montana, Nevada and other jurisdictions may require disclosure, investigation, and qualification or suitability determinations for stockholders, particularly those who acquire beneficial ownership of more than 5% of voting securities of a gaming company. If a holder is found unsuitable by a gaming authority, that holder would not be able to, directly or indirectly, beneficially own our Class A-1 common stock. Gaming regulators have broad discretion to deny, limit, condition, restrict, revoke, or suspend approvals and to impose fines. Findings of unsuitability can prohibit direct or indirect ownership of our securities and may affect ability to affiliate with licensees in other jurisdictions.
The market price of our securities may be volatile, including as a result of future issuances of debt securities and equity securities, which may depress our stock price and be dilutive to existing stockholders.
The market price and trading volume of our Class A‑1 common stock can be volatile and may decline significantly due to factors such as our results versus expectations, changes in estimates, additions or departures of key personnel, regulatory or listing compliance matters, changes to gaming laws, research coverage, performance of peers, litigation, disruptions in financial markets, accounting matters, and other risks described in this Annual Report on Form 10‑K.
Future capital raises or balance‑sheet actions—including issuing debt, equity, or convertible/exchangeable securities that rank senior to, or have rights more favorable than, our existing securities—could increase leverage, impose restrictive covenants that limit operating flexibility, dilute existing stockholders, and adversely affect the trading price of our securities.
In addition, resales of our securities—including sales of Class A‑1 common stock registered for resale by certain shareholders in connection with the Business Combination— and any issuances of Class A‑1 upon exchange of Class A‑2 common stock—could increase volatility or depress the trading price of our securities. As contractual restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A-1 common stock or decreasing the market price itself.
Provisions in our Charter and Bylaws designate certain state and federal courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders or that arise under the Securities Act, which may discourage stockholders from bringing such claims.
Our Charter designates the Court of Chancery of the State of Delaware as the exclusive forum, to the fullest extent permitted by law and subject to exceptions outlined in the Charter, for certain actions brought on the Company’s behalf; asserting a claim of breach of a fiduciary duty owed by any of our directors or officers; asserting a claim arising pursuant to Delaware law, the Charter or the Bylaws, or asserting a claim governed by the internal affairs doctrine. Our Bylaws designate federal district courts as the exclusive forum for Securities Act claims. While these provisions do not waive compliance with federal securities laws or apply to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) claims, they may limit stockholders’ choice of forum, thereby discouraging lawsuits with respect to such stockholders’ claims. If a court finds a provision unenforceable, resolving actions in other forums could increase costs, which could harm our business, results of operations and financial condition.
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
Our cybersecurity program is under the direction of our Chief Executive Officer (“CEO”) of Century Gaming and our Chief Technology Officer (“CTO”), who receive reports from our information technology team and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CTO has over 28 years of extensive information technology experience in various roles of increasing importance. His experience includes roles as Director of Technology, Information Technology Manager, Technical Manager, and Systems Analyst. Among his other duties as CTO, he manages our cybersecurity team, which comprises certified and experienced information security professionals, and he has been instrumental in the implementation and monitoring of our various cybersecurity systems and tools.
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
Management, including the CEO of Century Gaming, updates the Audit Committee on our cybersecurity processes, material cybersecurity risks and mitigation strategies as necessary. The Audit Committee reports all material cybersecurity risks to the Board.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2025 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see “Risk Factors — Our success depends on the security and integrity of the systems and products offered, and security breaches or other disruptions could compromise certain information and expose us to liability, which could cause our business and reputation to suffer.”
ITEM 2. PROPERTIES
We own our 58,000 sq. ft. corporate headquarters in Burr Ridge, Illinois. This facility houses service, support and sales functions for the Chicagoland region. It is the primary location for the majority of the executive management team, as well as the primary location for several other business units and shared services such as legal/compliance, human resources, information technology, security, fleet, finance/accounting, sales, service, amusements, and marketing and service units. The facility supports our 24/7 Service Solutions Call Center, as well as onsite route management and collection processing in Illinois. This facility also contains our largest warehouse, from which equipment installations, preparation, programming, and repairs occur, as well as gaming terminal quality assurance processes and general storage. In this facility there is an IGB-approved secured storage site for sensitive gaming equipment and materials.
In Illinois, we own facilities in Peoria, Springfield and Rockford that support our operations and properties in Rockford and Bradley that we lease to local commercial tenants. We also own and operate Fairmount, a racino in Collinsville, Illinois with 57 racing days planned for 2026 and ~260 gaming positions. We also own seven properties in Louisiana, to support our operations, and three properties in Billings, Montana, one of which is used to support our operations and the other two are retail gaming locations.
We also rent an additional nineteen locations in Montana, sixteen locations in Illinois, fourteen locations in Louisiana, five locations in Nevada, three locations in Georgia, three locations in Nebraska, two locations in Iowa, and one location in Pennsylvania, which are used to support our operations and provide warehousing for our equipment.
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
Stockholders
There were 77 stockholders of record of our Class A-1 common stock, and 111 stockholders of record of our Class A-2 common stock as of February 27, 2026.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
On November 22, 2021, we initially announced that the Board had approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, we then announced that the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, our “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under our share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. Our share repurchase program does not obligate us to acquire any particular amount of shares, and our share repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced share repurchase program, and there are no other programs under which we repurchase shares. Repurchases under our share repurchase program during applicable restricted trading windows that we periodically establish are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act.

The following table provides the shares purchased under our share repurchase program in the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

October 1, 2025 - October 31, 2025	658,306	$10.40	658,306	$172.7

November 1, 2025 - November 30, 2025	408,740	$10.17	408,740	$168.5

December 1, 2025 - December 31, 2025	476,508	$10.87	476,508	$163.3
Total	1,543,554	$10.48	1,543,554
 Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period January 1, 2021 through December 31, 2025 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) our Class A-1 common stock, (2) the NASDAQ Composite Index and (3) Russell 3000 Casinos & Gambling Industry Index assuming a hypothetical $100 investment in our stock or respective index on January 1, 2021.
The stock price performance below is not necessarily indicative of future stock price performance.

	1/1/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Accel Entertainment	$100.00	$128.91	$76.24	$101.68	$105.74	$112.97
NASDAQ Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
RUSSELL 3000 Casinos & Gambling Industry Index	$100.00	$98.50	$73.53	$92.06	$88.00	$84.02
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
A discussion of our results of operations on a consolidated basis for the years ended December 31, 2025 and 2024 are presented below. For the discussion of our results of operations on a consolidated basis for the years ended December 31, 2024 and 2023, please see our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed on March 3, 2025.
Company Overview
We are a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. We are a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country, as well as casinos and horse racing venues. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with an additional revenue stream. We install, maintain, operate and service gaming terminals and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners.
We also design and manufacture gaming terminals and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business, such as our acquisition of Fairmount Park - Casino & Racing (“Fairmount”) in Collinsville, Illinois.
We currently operate as a distributed gaming operator in the following states:
•Illinois - we are a licensed terminal operator by the Illinois Gaming Board (“IGB”) since 2012,
•Montana - we were granted a manufacturer, distributor and route operator license in June 2022 by the Gambling Control Division of the Montana Department of Justice,
•Nevada - we were granted an unlimited gaming license in May 2024 by the Nevada Gaming Commission,
•Nebraska - we became a licensed distributor of mechanical amusement devices in Nebraska in March 2022, and commenced operations in this market in June 2022,
•Georgia - we received approval from the Georgia Lottery Corporation as a Master Licensee in July 2020,
•Iowa - we are registered with the Iowa Department of Inspections and Appeals to conduct operations in Iowa,
•Pennsylvania - we have held a license from the Pennsylvania Gaming Control Board since November 2020.
•Louisiana - we hold a license as a device owner from the Louisiana Gaming Control Board to operate video draw poker devices since November 2024.
Through our wholly owned subsidiary, Grand Vision Gaming, we also manufacture gaming terminals in the Montana, Nevada, South Dakota, and West Virginia markets.

As previously mentioned, we acquired Fairmount in December 2024, which serves the greater St. Louis/southern Illinois market and will expand our operations into local casino gaming and horse racing. In April 2025, the casino opened and the racing season began at Fairmount. The casino property and associated racetrack generates revenues and expenses from slot machines, video table games, a sports book, ancillary food and beverage services, commission on pari-mutuel wagering, racing event-related services, and other miscellaneous operations.
We are subject to the various gaming regulations in the states in which we operate, as well as various other federal, state and local laws and regulations.
Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation, and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Economic conditions that adversely impact players’ ability and desire to spend disposable income at our location partners may adversely affect our results of operations and cash flows.
In 2025, we did not observe any material impacts to our business or outlook from the macroeconomic factors noted above. In the first half of 2024, we accelerated certain of our capital expenditures related to gaming terminals and related components to manage our supply chain.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact us are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce our overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our tax expense for the year ended December 31, 2025 which was offset by an increase to deferred tax expense.
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
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and our gaming locations, which allows us to install and operate gaming terminals. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to our incremental borrowing rate associated with our long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.
Interest expense, net
Interest expense, net consists of interest on our credit facility, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.5% to 2.5% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Results of Operations
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2025 and 2024:

(in thousands, except %s)	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Change	Change %
Net Revenues:
Net gaming	$1,243,471	$1,172,777	$70,694	6.0%
Amusement	21,685	22,244	(559)	(2.5)%
Manufacturing	10,857	12,235	(1,378)	(11.3)%
ATM fees and other	54,947	23,716	31,231	131.7%
Total net revenues	1,330,960	1,230,972	99,988	8.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	908,121	852,373	55,748	6.5%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	5,627	7,100	(1,473)	(20.7)%
General and administrative	219,336	194,721	24,615	12.6%
Depreciation and amortization of property and equipment	52,725	43,978	8,747	19.9%
Amortization of intangible assets and route and customer acquisition costs	25,425	22,577	2,848	12.6%
Other expenses, net	11,875	19,339	(7,464)	(38.6)%
Total operating expenses	1,223,109	1,140,088	83,021	7.3%
Operating income	107,851	90,884	16,967	18.7%
Interest expense, net	34,198	35,892	(1,694)	(4.7)%
Loss from unconsolidated affiliates	59	—	59	N/A
Loss on change in fair value of contingent earnout shares	573	1,276	(703)	(55.1)%
Gain on expiration of warrants	—	(13)	13	100.0%
Loss on debt extinguishment	1,090	—	1,090	N/A
Income before income tax expense	71,931	53,729	18,202	33.9%
Income tax expense	20,659	18,438	2,221	12.0%
Net income	$51,272	$35,291	$15,981	45.3%
Net Revenues
Total net revenues for the year ended December 31, 2025 were $1,331.0 million, an increase of $100.0 million, or 8.1%, compared to the prior year. The increase was driven primarily by an increase in net gaming revenue of $70.7 million, or 6.0%, which reflected an increase in gaming locations, gaming terminals and revenue from our casino operations, as well as higher ATM fees and other revenue of $54.9 million, an increase of $31.2 million, or 131.7%, which included revenue from our racing operations. Total net revenues by state are presented below (in thousands, except %s):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Change	Change %
Total net revenues by state:
Illinois	$963,165	$906,572	$56,593	6.2%
Montana	164,323	161,698	2,625	1.6%
Nevada	108,884	114,551	(5,667)	(4.9)%
Louisiana (1)	37,580	5,445	32,135	590.2%
Nebraska	33,233	25,384	7,849	30.9%
Georgia	19,891	13,209	6,682	50.6%
All other	3,884	4,113	(229)	(5.6)%
Total net revenues	$1,330,960	$1,230,972	$99,988	8.1%
(1) 2024 revenues for Louisiana only represents two months of operations.
Cost of revenue
Total cost of revenue for the year ended December 31, 2025 was $908.1 million, an increase of $55.7 million, or 6.5%, compared to the prior year driven by higher net gaming revenue and revenue from our racing operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the year ended December 31, 2025 was $5.6 million, a decrease of $1.5 million, or 20.7%, compared to the prior year primarily due to lower manufacturing revenue attributable to a decline in software sales.
General and administrative
Total general and administrative expenses for the year ended December 31, 2025 were $219.3 million, an increase of $24.6 million, or 12.6%, compared to the prior year. The increase was attributable to higher payroll-related costs, facilities-related expenses, and insurance-related costs as we continue to grow our operations, partially offset by lower parts and repair expense.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the year ended December 31, 2025 was $52.7 million, an increase of $8.7 million, or 19.9%, compared to the prior year due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the year ended December 31, 2025 were $25.4 million, an increase of $2.8 million, or 12.6%, compared to the prior year due to higher amortization expense on location contracts acquired.
Other expenses, net
Other expenses, net for the year ended December 31, 2025 were $11.9 million, a decrease of $7.5 million, or 38.6%, compared to the prior year. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities and lower non-recurring expenses.
Interest expense, net
Interest expense, net for the year ended December 31, 2025 was $34.2 million, a decrease of $1.7 million, or 4.7%, compared to the prior year. We experienced lower interest rates and the benefit realized on our interest rate caplets, partially offset by an increase in average outstanding debt. For the year ended December 31, 2025, the weighted-average interest rate, excluding the impact of our interest rate caplets, was approximately 6.3% compared to the weighted-average interest rate of approximately 7.4% for the prior year.

Loss on change in fair value of contingent earnout shares
Loss on change in fair value of contingent earnout shares for the year ended December 31, 2025 was $0.6 million, a decrease of $0.7 million compared to the prior year. The change was primarily due to the fluctuations in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
A loss on debt extinguishment of $1.1 million was recorded for the year ended December 31, 2025 in connection with the entry into our New Credit Facility. For more information on our New Credit Facility and the related loss on debt extinguishment, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the year ended December 31, 2025 was $20.7 million, an increase of $2.2 million, or 12.0%, compared to the prior year. The effective tax rate for the year ended December 31, 2025 was 28.7% compared to 34.3% in the prior year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of December 31,		Increase / (Decrease)
	2025	2024	Change	Change %
Illinois	2,705	2,775	(70)	(2.5)%
Montana	624	619	5	0.8%
Nevada	408	357	51	14.3%
Louisiana	100	96	4	4.2%
Nebraska	275	270	5	1.9%
Georgia	389	286	103	36.0%
Total locations	4,501	4,403	98	2.2%

Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of December 31,		Increase / (Decrease)
	2025	2024	Change	Change %
Illinois	15,534	15,693	(159)	(1.0)%
Montana	6,598	6,467	131	2.0%
Nevada	2,996	2,650	346	13.1%
Louisiana	684	588	96	16.3%
Nebraska	1,019	948	71	7.5%
Georgia	1,119	808	311	38.5%
Total gaming terminals	27,950	27,154	796	2.9%
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
The following tables set forth information with respect to our location hold-per-day in our primary locations:

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Change	Change %
Illinois	$894	$864	$30	3.5%
Montana	617	609	8	1.3%
Nevada	728	823	(95)	(11.5)%
Louisiana	979	979	—	—%
Nebraska	301	241	60	24.9%
Georgia	149	119	30	25.2%

Non-GAAP Financial Measures
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
•Income tax expense
•Loss on debt extinguishment

Adjusted EBITDA

(in thousands, except %s)	Year Ended December 31, 2025		Increase / (Decrease)
	2025	2024	Change	Change %

Net income	$51,272	$35,291	$15,981	45.3%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	25,425	22,577	2,848	12.6%
Stock-based compensation expense	12,205	12,204	1	0.0%
Loss from unconsolidated affiliates	59	—	59	N/A
Loss on change in fair value of contingent earnout shares	573	1,276	(703)	(55.1)%
Gain on expiration of warrants	—	(13)	13	100.0%
Other expenses, net	11,875	19,339	(7,464)	(38.6)%
Depreciation and amortization of property and equipment	52,725	43,978	8,747	19.9%
Interest expense, net	34,198	35,892	(1,694)	(4.7)%
Emerging markets	67	165	(98)	(59.4)%
Income tax expense	20,659	18,438	2,221	12.0%
Loss on debt extinguishment	1,090	—	1,090	N/A
Adjusted EBITDA	$210,148	$189,147	$21,001	11.1%
Adjusted EBITDA for the year ended December 31, 2025 was $210.1 million, an increase of $21.0 million, or 11.1%, compared to the prior year. The increase was attributable to an increase in the number of locations and gaming terminals.
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
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our New Credit Facility will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding the Board approved share repurchase program and near-term acquisitions. As of December 31, 2025, we had $296.6 million in cash and cash equivalents.
Prior Credit Facility
On November 13, 2019, we entered into a credit agreement (as amended, the “Prior Credit Facility”) as borrower, with our wholly-owned domestic subsidiaries, as guarantors, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender.
The Prior Credit Facility provided for a:
•$150.0 million revolving credit facility,
•$350.0 million term loan facility, and

•$400.0 million delayed draw term (“DDTL”) loan facility
Our ability to borrow on the DDTL ended on October 22, 2024, and the maturity date of the Prior Credit Facility was October 22, 2026.
Borrowings under the Prior Credit Facility bore interest, at our option, at a rate per annum equal to either (a) the Adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable lender, 12 months or any period shorter than 1 month or (ii) the administrative agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association or (iii) SOFR for a 1-month interest period on such day plus 1.0%.
Interest was payable quarterly in arrears for ABR loans, at the end of the applicable interest period for SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. We were required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable SOFR and ABR margins and the commitment fee rate were calculated based upon the first lien net leverage ratio of us and our restricted subsidiaries on a consolidated basis, as defined in the Prior Credit Facility. The revolving loans and term loans bore interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) SOFR (50 bps floor) plus a margin up to 2.75%, at our option.
The term loans and the DDTL amortized at an annual rate equal to 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, we were required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Prior Credit Facility may be prepaid without premium or penalty, subject to customary SOFR “breakage” costs.
In addition, the Prior Credit Facility required us to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the closing date and determined on the basis of the four most recently ended fiscal quarters for which financial statements have been delivered pursuant to the Prior Credit Facility, subject to customary “equity cure” rights.
New Credit Facility
In order to refinance our Prior Credit Facility, we entered into a credit agreement, dated as of September 10, 2025 (the “New Credit Facility”), by and among us, Accel Entertainment LLC (the “Borrower”), the lenders from time to time party thereto, CIBC Bank USA, as administrative agent and collateral agent for the lenders and lead arranger, Fifth Third Bank, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Truist Securities, Inc., as joint lead arrangers, and Bank of America, N.A. as documentation agent.
The New Credit Facility provides for a:
•$300.0 million revolving credit facility, including a letter of credit facility with a $15.0 million sublimit and a swing line facility with a $25.0 million sublimit, and
•$600.0 million term loan facility.
The maturity date of the New Credit Facility is September 10, 2030.
Proceeds of the initial borrowings under the New Credit Facility were used to repay in full all outstanding indebtedness and terminate all commitments under the Prior Credit Facility.

We incurred $4.1 million of debt issuance costs related to the New Credit Facility, of which $3.8 million are being amortized over the life of the New Credit Facility. We also recognized a loss on debt extinguishment of $1.1 million due to the partial extinguishment associated with a lender whose borrowing capacity decreased and the complete extinguishment for those lenders who are no longer participating.
The obligations of the Borrower under the New Credit Facility are (i) guaranteed by us and each of our existing and future material domestic subsidiaries and (ii) secured by a first-priority lien on substantially all of our assets, as well as substantially all of the assets of the Borrower and the Borrower’s existing and future material domestic subsidiaries, in each case subject to certain customary exceptions set forth in the New Credit Facility.
At the Borrower’s election, borrowings under the New Credit Facility bear interest at either (i) a base rate equal to the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate announced by CIBC Bank USA, or (c) 1-month Term Secured Overnight Financing Rate (“Term SOFR”) plus 1% or (ii) Term SOFR for an applicable interest period, in each case plus an applicable margin. The applicable margin is determined by reference to the Borrower’s First Lien Net Leverage Ratio (as defined in the New Credit Facility) and ranges from (i) 0.75% to 1.75% for base rate borrowings and (ii) 1.5% to 2.5% for Term SOFR borrowings. As of December 31, 2025, the weighted-average interest rate on the Company’s borrowings was approximately 6.3%.
The New Credit Facility contains customary affirmative and negative covenants including limitations on our ability, the Borrower, and their restricted subsidiaries to, amongst other things, grant additional liens, incur additional indebtedness, merge or consolidate, dispose of assets, engage in certain transactions with affiliates, and make restricted payments. The New Credit Facility also requires the Borrower to maintain, as of the last day of each fiscal quarter, (i) a First Lien Net Leverage Ratio (as defined in the New Credit Facility) no greater than 4.75 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of at least 1.20 to 1.00. The New Credit Facility includes customary events of default, the occurrence of which could permit the administrative agent to, amongst other things, declare all amounts owing under the credit facilities to be immediately due and payable, exercise remedies with respect to the collateral, and terminate the lenders’ commitments thereunder. The failure to pay certain amounts owing under the New Credit Facility may result in an increase in the interest rate applicable thereto.
As of December 31, 2025, we had an outstanding principal payment of $7.5 million which was supposed to be timely withdrawn by the lender on December 31, 2025. We notified the lender of this clerical error and the $7.5 million payment was drawn by the lender on January 2, 2026 and applied retroactively to ensure there was no breach of covenant. As such, we were in compliance with all debt covenants under the New Credit Facility as of December 31, 2025 and expect to remain in compliance for the next 12 months.
Other Financing Activities
From time to time, we may take advantage of favorable financing terms offered by our vendors for the purchases of property and equipment. Financed property and equipment totaled $4.8 million and $0.6 million as of December 31, 2025 and 2024, respectively, of which $1.7 million and less than $0.1 million is recorded in accounts payable and other accrued expenses with the remaining $3.1 million and $0.5 million recorded in other long-term liabilities on the consolidated balance sheets for the years ended December 31, 2025, and 2024, respectively.
Interest rate caplets and collars
We manage our exposure to some of our interest rate risk through the use of interest rate caplets and collars, which are derivative financial instruments. On January 12, 2022, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan under our Prior Credit Facility by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which remained in effect under the New Credit Facility and expired in January 2026.

We recognized an unrealized loss on the change in fair value of the interest rate caplets of $4.0 million and $3.8 million, net of income taxes, for the years ended December 31, 2025, and 2024. We also recognized interest income on the caplets of $6.9 million and $9.8 million for the years ended December 31, 2025 and 2024, respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
On January 30, 2026, we continued to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate by entering into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

(in thousands)	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$150,875	$121,194	$29,681
Net cash used in investing activities	(100,554)	(124,151)	23,597
Net cash (used in) provided by financing activities	(35,060)	22,651	(57,711)
Net cash provided by operating activities
For the year ended December 31, 2025, net cash provided by operating activities was $150.9 million, an increase of $29.7 million over the prior year. The increase can be attributed to higher deferred income taxes and working capital adjustments.

Net cash used in investing activities
For the year ended December 31, 2025, net cash used in investing activities was $100.6 million, a decrease of $23.6 million over the prior year. The decrease was attributable to less cash used for business and asset acquisitions, primarily due to the prior year acquisition of Toucan Gaming, and our investment in an equity interest in the prior year, partially offset by higher purchases of property and equipment and an acquisition of an indefinite-lived operating license at Fairmount. We anticipate our capital expenditures in 2026 will be approximately $60-70 million.
Net cash (used in) provided by financing activities
For the year ended December 31, 2025, net cash used in financing activities was $35.1 million, compared to cash provided by financing activities of $22.7 million in the prior year. The change reflects lower borrowings, higher repurchases of our Class A-1 common stock and payments for debt issuance costs.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of our business. Our borrowings under our New Credit Facility were $612.0 million as of December 31, 2025. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt would negatively impact our future earnings and cash flows by approximately $3.1 million annually, assuming the balance outstanding under our New Credit Facility remained at $612.0 million. Our exposure to higher interest rates was partially mitigated as we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan facility by entering into a 4-year series of 48 deferred premium caplets (“caplets”) on January 12, 2022, which expired in January of 2026. The caplets matured at the end of each month and were used to protect our exposure as the 1-month SOFR interest exceeded 2% . On January 30, 2026, we continued to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate by entering into an interest rate collar. The collar establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have developed “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, under the supervision and participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2025.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that internal control over financial reporting as of December 31, 2025 was effective.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, issued an unqualified opinion on the effectiveness of Accel's internal control over financial reporting. KPMG LLP’s report appears on pages F2-F3 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the quarter ended December 31, 2025, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On December 15, 2025, Andrew Rubenstein, our President and Chief Executive Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Rubenstein Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Rubenstein Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rubenstein Rule 10b5-1 Plan provides for the potential sale of up to 800,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Rubenstein Rule 10b5-1 Plan between March 16, 2026 and February 26, 2027.
On December 11, 2025, Derek Harmer, our Chief Compliance Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act (the “Harmer Rule 10b5-1 Plan”), for the sale of shares of our Class A-1 common stock. The Harmer Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Harmer Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the plan between March 13, 2026 and December 31, 2025.
Each of the Rubenstein Rule 10b5-1 Plan and the Harmer Rule 10b5-1 Plan included a representation from the applicable officer to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the plan at the time the plan was entered into. A similar representation was made to us in a certification provided in connection with the adoption of the plan under our insider trading policy. These representations were made as of the date of adoption of the applicable plan or certification, as applicable, and speak only as of those dates. In making these representations, there is no assurance with respect to any material nonpublic information of which the applicable officer was unaware, or with respect to any material nonpublic information acquired by the applicable officer or by us after the applicable date of the representation.
Once executed, transactions under the Rubenstein Rule 10b5-1 Plan and the Harmer Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Rubenstein, Mr. Harmer, or our other officers or directors.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
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

4.2	Nominating and Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

4.3	Mutual Support Agreement, dated November 6, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K dated November 6, 2019).

10.1**	Accel Entertainment, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.2**	Accel Entertainment, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 dated January 24, 2020).

10.3	Restricted Stock Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.4	Registration Rights Agreement, dated as of November 20, 2019 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.5	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.6+
Membership Interest Purchase Agreement, by and among GRE-Illinois, LLC, Great River Entertainment, LLC, Grand River Jackpot, LLC and Accel Entertainment Gaming, LLC, dated as of August 26, 2019 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2019).

10.7**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Andrew Rubenstein, dated as of January 28, 2013, as amended by First Amendment to Employment Agreement, dated December 13, 2016, and Second Amendment to Employment Agreement, dated as of January 31, 2019 (Incorporated by reference to Exhibit 10.16 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

10.8**
Amended and Restated Executive Employment Agreement, dated July 15, 2020, by and between Accel Entertainment, Inc., and Andrew Rubenstein (Incorporated by reference to Exhibit 10.10(A) to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

10.9 **
Amendment to Executive Employment Agreement, dated April 27, 2023, by and between Accel Entertainment, Inc., and Andrew Rubenstein. (Incorporated by reference to Exhibit 10.10(B) to the Company’s Current Report on Form 8-K dated April 27, 2023)

10.10(A)**
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

10.11**
Employment Agreement by and between Accel Entertainment Gaming, LLC and Derek Harmer, dated as of July 9, 2012, as amended by First Amendment to Employment Agreement, dated November 8, 2017, and Second Amendment to Employment Agreement, dated as of July 9, 2018 (Incorporated by reference to Exhibit 10.18 to the proxy statement/prospectus on Form S-4/A dated October 24, 2019).

10.12**	Form of Company Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 3, 2023).

10.13**	Form of Company Stock Option Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated February 27, 2020).

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

10.16**
Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc., and Mark Phelan. (Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021).

10.17(A)**
Amendment No. 1, dated February 24, 2023, to the Amended and Restated Executive Employment Agreement, dated March 15, 2021, by and between Accel Entertainment, Inc. and Mark Phelan (Incorporated by reference to Exhibit 10.21(A) to the Annual Report on Form 10-K filed with the SEC on March 1, 2023)

10.17(B)**
Amendment to Executive Employment Agreement, dated October 6, 2023, by and between Accel Entertainment, Inc., and Mark Phelan (Incorporated by reference to Exhibit 10.21(B) to the Company’s Current Report on Form 8-K dated October 6, 2023)

10.17(C)**
Amended and Restated Employment Agreement, dated February 2, 2026, by and between Accel Entertainment, Inc., and Mark Phelan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2026)

10.18**
Executive Employment Agreement, dated April 25, 2022, by and between Accel Entertainment, Inc., and Mathew Ellis.(Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022).

10.18(A) **
Amendment No. 1 to Executive Employment Agreement, dated April 29, 2025, by and between Accel Entertainment, Inc. and Mathew Ellis (Incorporated by reference to Exhibit 10.22(A) to the Current Report on Form 8-K filed with the SEC on April 29, 2025)

10.19**	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 3, 2023).

10.20**
Performance-Based Restricted Stock Unit Grant Notice and Agreement, dated April 27, 2023, for Andrew Rubenstein (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated April 27, 2023)

10.21
Agreement and Plan of Merger, by and among Fairmount Holdings, Inc., Fairmount Merger Sub, Inc., Accel Entertainment, Inc. and Robert V. Vitale, an individual, solely in his capacity as the Shareholder Representative, dated as of July 12, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 2024)

10.22 **	Accel Entertainment Inc. Second Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.23
Credit Agreement, dated September 10, 2025, by and among Accel Entertainment, Inc., Accel Entertainment LLC, CIBC Bank USA and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.24**
Executive Employment Agreement, dated September 22, 2025, by and between Accel Entertainment, Inc., and Brett Summerer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2025)

10.25* **	Amended and Restated Executive Employment Agreement, dated February 27, 2026, by and between Accel Entertainment, Inc., and Scott Levin

10.26**
Leadership Transition and Advisory Services Agreement, dated February 2, 2026, by and between Accel Entertainment, Inc., and Andrew Rubenstein (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2026)

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

ACCEL ENTERTAINMENT, INC.

Date: March 3, 2026	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Rubenstein, Brett Summerer and Christie Kozlik and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Rubenstein	Chief Executive Officer, President, and Chairman of the Board of Directors	March 3, 2026
Andrew Rubenstein	(Principal Executive Officer)

/s/ Brett Summerer	Chief Financial Officer	March 3, 2026
Brett Summerer	(Principal Financial Officer)

/s/ Christie Kozlik	Chief Accounting Officer	March 3, 2026
Christie Kozlik	(Principal Accounting Officer)

/s/ Karl Peterson	Lead Independent Director	March 3, 2026
Karl Peterson

/s/ Gordon Rubenstein	Director	March 3, 2026
Gordon Rubenstein

/s/ Kathleen Philips	Director	March 3, 2026
Kathleen Philips

/s/ David W. Ruttenberg	Director	March 3, 2026
David W. Ruttenberg

/s/ Kenneth B. Rotman	Director	March 3, 2026
Kenneth B. Rotman

/s/ Dee Robinson	Director	March 3, 2026
Dee Robinson

/s/ Cheryl Kondra	Director	March 3, 2026
Cheryl Kondra

INDEX TO FINANCIAL STATEMENTS
ACCEL ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Accel Entertainment, Inc.:
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accel Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, temporary equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over cash
As discussed in Note 2 to the consolidated financial statements, cash and cash equivalents include amounts in bank deposit accounts, term bank deposit accounts, gaming terminals, automated teller machines, redemption terminals, and the Company’s vaults. The Company has $296.3 million in cash and cash equivalents as of December 31, 2025.
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
Chicago, Illinois
March 3, 2026

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(in thousands, except per share amounts)	Years ended December 31,
	2025	2024	2023
Net Revenues:
Net gaming	$1,243,471	$1,172,777	$1,113,573
Amusement	21,685	22,244	23,973
Manufacturing	10,857	12,235	13,353
ATM fees and other	54,947	23,716	19,521
Total net revenues	1,330,960	1,230,972	1,170,420
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	908,121	852,373	809,524
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	5,627	7,100	7,671
General and administrative	219,336	194,721	180,248
Depreciation and amortization of property and equipment	52,725	43,978	37,906
Amortization of intangible assets and route and customer acquisition costs	25,425	22,577	21,211
Other expenses, net	11,875	19,339	6,453
Total operating expenses	1,223,109	1,140,088	1,063,013
Operating income	107,851	90,884	107,407
Interest expense, net	34,198	35,892	33,144
Loss from unconsolidated affiliates	59	—	—
Loss on change in fair value of contingent earnout shares	573	1,276	8,539
Gain on expiration of warrants	—	(13)	—
Loss on debt extinguishment	1,090	—	—
Income before income tax expense	71,931	53,729	65,724
Income tax expense	20,659	18,438	20,121
Net income	$51,272	$35,291	$45,603
Less: Net (loss) income attributed to redeemable noncontrolling interests	(198)	39	—
Net income attributable to Accel Entertainment, Inc.	$51,470	$35,252	$45,603

Earnings per common share:
Basic	$0.61	$0.42	$0.53
Diluted	0.60	0.41	0.53
Weighted average number of common shares outstanding:
Basic	85,020	83,747	85,949
Diluted	86,367	84,977	86,803

Comprehensive income
Net income	$51,272	$35,291	$45,603
Unrealized loss on interest rate caplets (net of income tax benefit of $(1,484), $(1,428), and $(1,618) respectively)	(3,957)	(3,791)	(4,304)
Comprehensive income	$47,315	$31,500	$41,299
Less: Comprehensive (loss) income attributed to redeemable noncontrolling interests	(198)	39	—
Comprehensive income attributable to Accel Entertainment, Inc.	$47,513	$31,461	$41,299
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$296,566	$281,305
Accounts receivable, net	14,198	10,550
Prepaid expenses	7,102	8,950
Inventories	8,231	8,122
Income taxes receivable	9,121	1,632
Interest rate caplets	430	6,342
Other current assets	7,386	9,251
Total current assets	343,034	326,152
Property and equipment, net	350,304	307,997
Noncurrent assets:
Route and customer acquisition costs, net	31,147	23,258
Location contracts acquired, net	186,406	202,618
Goodwill	114,426	116,252
Other intangible assets, net	61,034	53,940
Interest rate caplets, net of current	—	479
Other assets	17,042	17,702
Total noncurrent assets	410,055	414,249
Total assets	$1,103,393	$1,048,398
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$37,583	$34,443
Current portion of route and customer acquisition costs payable	2,473	2,197
Accrued location gaming expense	5,516	4,734
Accrued state gaming expense	21,065	19,802
Accounts payable and other accrued expenses	51,028	41,944
Accrued compensation and related expenses	9,946	12,117
Current portion of consideration payable	3,881	3,116
Total current liabilities	131,492	118,353
Long-term liabilities:
Debt, net of current maturities	569,837	560,936
Route and customer acquisition costs payable, less current portion	10,232	7,160
Consideration payable, less current portion	15,790	14,596
Contingent earnout share liability	33,676	33,103
Other long-term liabilities	9,373	7,571
Deferred income tax liability, net	59,230	47,372
Total long-term liabilities	698,138	670,738

Temporary equity - Redeemable noncontrolling interest	4,080	4,278

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,250,980 shares issued and 82,287,349 shares outstanding at December 31, 2025; 95,865,026 shares issued and 85,670,255 shares outstanding at December 31, 2024	8	8
Additional paid-in capital	229,028	221,625
Treasury stock, at cost	(145,747)	(105,485)
Accumulated other comprehensive income	188	4,145
Accumulated earnings	186,206	134,736
Total stockholders' equity	269,683	255,029
Total liabilities, temporary equity, and stockholders' equity	$1,103,393	$1,048,398
The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Temporary equity -redeemable noncontrolling interest	Class A-1 Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance, January 1, 2023	$—	86,674,390	$9	$194,157	(7,829,661)	$(81,697)	$12,240	$53,881	$178,590
Repurchase of common stock	—	(3,063,914)	(1)	—	(3,063,914)	(30,373)	—	—	(30,374)
Stock-based compensation	—	—	—	9,416	—	—	—	—	9,416
Exercise of stock-based awards, net of shares withheld	—	512,909	—	(527)	—	—	—	—	(527)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(4,304)	—	(4,304)
Net income	—	—	—	—	—	—	—	45,603	45,603
Balance, December 31, 2023	—	84,123,385	8	203,046	(10,893,575)	(112,070)	7,936	99,484	198,404
Repurchase of common stock	—	(2,446,700)	—	—	(2,446,700)	(25,749)	—	—	(25,749)
Reissuance of treasury stock in business combination	—	3,145,504	—	4,091	3,145,504	32,334	—	—	36,425
Issuance of common stock in business combination	—	349,500	—	4,047	—	—	—	—	4,047
Stock-based compensation	—	—	—	12,204	—	—	—	—	12,204
Exercise of stock-based awards, net of shares withheld	—	498,566	—	(1,763)	—	—	—	—	(1,763)
Unrealized loss on interest rate caplets, net of taxes	—	—	—	—	—	—	(3,791)	—	(3,791)
Acquired redeemable noncontrolling interests (1)	4,239	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	35,252	35,252
Net income attributable to noncontrolling interest	39	—	—	—	—	—	—	—	—
Balance, December 31, 2024	4,278	85,670,255	8	221,625	(10,194,771)	(105,485)	4,145	134,736	255,029
Repurchase of common stock	—	(3,768,860)	—	—	(3,768,860)	(40,262)	—	—	(40,262)
Cancellation of treasury stock previously issued in a business combination	—	(173,262)	—	(2,007)	—	—	—	—	(2,007)
Stock-based compensation	—	—	—	12,205	—	—	—	—	12,205
Exercise of stock-based awards, net of shares withheld	—	559,216	—	(2,795)	—	—	—	—	(2,795)
Unrealized loss on interest rate caplets	—	—	—	—	—	—	(3,957)	—	(3,957)
Net income	—	—	—	—	—	—	—	51,470	51,470
Net loss attributable to noncontrolling interest	(198)	—	—	—	—	—	—	—	—
Balance, December 31, 2025	4,080	82,287,349	8	229,028	(13,963,631)	(145,747)	188	186,206	269,683
(1) Refer to Footnote 2

The accompanying notes are an integral part of these consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$51,272	$35,291	$45,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	52,725	43,978	37,906
Amortization of intangible assets and route and customer acquisition costs	25,425	22,577	21,211
Impairment of intangible assets	—	846	—
Amortization of debt issuance costs	1,416	1,788	1,808
Stock-based compensation expense	12,205	12,204	9,416
Loss on change in fair value of contingent earnout shares	573	1,276	8,539
Loss (gain) on disposal of property and equipment	1,123	606	(10)
Loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	1,412	1,148	935
Loss on debt extinguishment	1,090	—	—
Remeasurement of contingent consideration	2,755	6,486	(522)
Payments on consideration payable	(1,432)	(2,804)	(4,795)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	2,342	1,640	1,480
Deferred income taxes	13,342	(2,388)	7,346
Changes in operating assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other current assets	2,213	(788)	(987)
Accounts receivable, net	(3,648)	5,011	(2,301)
Inventories	(57)	(343)	(734)
Income tax receivable	(7,489)	(1,357)	264
Route and customer acquisition costs	(11,858)	(7,522)	(3,448)
Route and customer acquisition costs payable	2,934	2,451	(441)
Accounts payable and accrued expenses	5,093	(1,239)	15,466
Accrued compensation and related expenses	(2,171)	(531)	2,041
Other assets	1,610	2,864	(6,247)
Net cash provided by operating activities	150,875	121,194	132,530
Cash flows from investing activities:
Purchases of property and equipment	(88,923)	(66,542)	(81,744)
Proceeds from the sale of property and equipment	1,625	984	1,681
Proceeds from the settlement of convertible notes	1,500	—	32,065
Deposits against a portion of the purchase price on a pending business acquisition	—	—	(4,600)
Acquisition of indefinite-lived operating license	(9,450)	—	—
Investment in unconsolidated affiliate	—	(5,000)	—
Business and asset acquisitions, net of cash acquired	(5,306)	(53,592)	(7,195)
Net cash used in investing activities	(100,554)	(124,151)	(59,793)
Cash flows from financing activities:
Proceeds from debt	682,000	175,000	169,000
Payments on debt	(667,375)	(123,000)	(169,000)
Payments for debt issuance costs	(4,098)	—	(300)
Payments for repurchase of common shares	(39,862)	(25,495)	(30,072)
Payments on interest rate caplets	(993)	(985)	(965)
Proceeds from exercise of stock-based awards	—	289	375
Payments on consideration payable	(1,285)	(588)	(3,178)
Payments on finance leases	(245)	(221)	(17)
Tax withholding on stock-based payments	(3,202)	(2,349)	(1,082)
Net cash (used in) provided by financing activities	$(35,060)	$22,651	$(35,239)
Net increase in cash and cash equivalents	15,261	19,694	37,498
Cash and cash equivalents:
Beginning of year	281,305	261,611	224,113
End of year	$296,566	$281,305	$261,611

ACCEL ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$31,602	$32,767	$30,248
Income taxes, net	$15,541	$22,306	$11,741
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$17,388	$13,446	$14,923
Purchases of equipment financed through vendor	$4,775	$577	$—
Deferred premium on interest rate caplets	$83	$1,076	$2,059
Fair value of treasury stock (canceled) issued in a business combination	$(2,007)	$40,472	$—
Acquisition of businesses and assets:
Total identifiable net assets acquired	$5,306	$110,472	$7,195
Less cash acquired	—	(5,872)	—
Less contingent consideration	—	(5,935)	—
Less fair value of treasury stock issued	—	(40,472)	—
Less advances on purchase price paid in prior period	—	(4,600)	—
Cash purchase price	$5,306	$53,592	$7,195
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
Accounts receivable, net: Accounts receivable, net represent amounts due from third-party locations serviced by the Company and amounts due for machines, software and equipment sold by the Company. The carrying amount of receivables is presented on a net basis as it is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management determines its allowance for doubtful accounts by regularly evaluating individual receivables from third-party locations and considers a customer’s financial condition, credit history and current economic conditions. The Company's allowance for doubtful accounts was less than $0.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. The Company generally does not charge interest on past due accounts receivable.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
In 2024, the Company invested $5.0 million in HBC Gaming LLC (“HBC”), in exchange for a 5% equity interest. HBC is a local entertainment company based in Hampton, New Hampshire that specializes in providing a variety of gaming services to its customers. The Company assessed its investment and determined it is an investment in a VIE, but determined it is not the primary beneficiary and does not consolidate HBC. The Company’s maximum risk of loss is equal to its initial $5.0 million investment. As such, the Company’s 5% investment in HBC qualifies for equity method accounting. The Company recorded its initial investment of $5.0 million within other assets on the consolidated balance sheets. The Company also has obligations to fund additional equity investments in the event certain construction and development milestones are met in an amount up to 10% ownership of HBC, on an undiluted basis, at an additional cost of up to $6.5 million.
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the years ended December 31, 2025 and 2024.
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
Fair value of financial instruments: The Company’s financial instruments consist principally of cash, accounts payable, route and customer acquisition costs payable, contingent consideration, contingent earnout shares liability, interest rate caplets, and bank indebtedness. The carrying amount of cash, accounts payable and short-term borrowings approximates fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of its interest rate caplets, contingent consideration, and contingent earnout share liability using various methods that are described in Note 12. The Company estimated the fair value of its debt using the method described in Note 9.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Net gaming revenue is the net cash from gaming activities, which is the difference between gaming wins and losses. Net gaming revenue includes the amounts earned by the gaming locations and its casino and is recognized at the time of gaming play. Additionally, taxes and administrative expenses due to the states in which the Company operates are recorded as net gaming revenue. Amounts earned by the gaming locations and taxes and administrative expenses are also included in cost of revenue.
Amusement revenue represents amounts collected from machines (e.g. dart boards, digital jukeboxes, pool tables, etc.) operated at various locations and is recognized at the time the machine is used.
Manufacturing revenue represents the sale of gaming terminals and associated software and is recognized at the time the goods are delivered to the customer.
ATM fees and other revenue consists of fees charged for the withdrawal of funds from the Company’s redemption terminals and stand-alone ATM machines and is recognized at the time of the transaction. Beginning in 2025, revenues from the Company’s racing operations are also included.
Revenue from the Company’s racing operations consists of revenue from commissions on pari-mutuel wagering through wagering transactions with customers on both live and simulcast horse races. Commission revenue from pari-mutuel wagering comes from the statutory percentage, or “takeout”, that is wagered on races we host or broadcast. The Company’s racing operations also generate revenue through broader licensing and media rights agreements, sponsorship agreements, ancillary food and beverage services, and fixed-odds sports betting activities through a third-party sports betting operator in which the Company earns a contractual share of revenue generated from online and retail wagers placed by customers through the operator’s sportsbook.
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

(in thousands)	2025	2024	2023
Total net revenues by state:
Illinois	$963,165	$906,572	$867,200
Montana	164,323	161,698	154,402
Nevada	108,884	114,551	117,074
Louisiana(1)	37,580	5,445	—
Nebraska	33,233	25,384	19,043
Georgia	19,891	13,209	8,475
All other	3,884	4,113	4,226
Total net revenues	$1,330,960	$1,230,972	$1,170,420
(1) Revenues for Louisiana only represents two months of operations in 2024.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Route and customer acquisition costs: The Company’s route and customer acquisition costs consist of fees paid, typically an upfront payment and future installment payment over the life of the contract, entered into with third parties and location partners. These contracts are non-cancelable and allow the Company to install and operate gaming terminals in the locations it serves. The route and customer acquisition costs are accounted for as intangible assets and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to the Company’s incremental borrowing rate associated with its long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over a range of less than a year to 18 years beginning on the date the location goes live and amortized over the life of the contract, which includes expected renewals and is recorded in amortization of intangible assets and route and customer acquisition costs in the consolidated statements of operations and comprehensive income. The Company records the accretion of interest on route and customer acquisition costs payable in the consolidated statements of operations and comprehensive income as a component of interest expense, net. For locations that close prior to the end of the contractual term, the Company writes-off the net book value of the route and customer acquisition cost and route and customer acquisition cost payable and records a gain or loss in the consolidated statements of operations and comprehensive income as a component of other expenses, net. Additionally, most of the route acquisition contracts allow the Company to clawback some upfront and installment payments over the initial years of a contract if the location is unable to secure the appropriate licensing or it goes out of business prior to the end of the contract term. In the instances where a claw-back or recovery is triggered and the Company assesses it as probable of being recovered, a receivable will be recorded. Upfront payments with a claw-back prior to a location going live are capitalized and will not begin amortization until the respective location commences operations. The Company’s route and customer acquisition costs also consists of prepaid commission costs to the Company's internal sales employees. The commissions paid to internal sales employees are subsequently expensed once the respective gaming location goes live and the commission is earned by the employee.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

ROU assets are included in other assets on the consolidated balance sheets. Short-term lease liabilities are included in accounts payable and other accrued expenses while long-term lease liabilities are included in other long-term liabilities.
The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within certain casino properties. The Company also enters into operating lease agreements with certain equipment providers for placement of amusement devices, gaming machines and automated teller machines within its casino properties and branded taverns. The lease arrangements vary in duration but are short term in nature. Revenue is recorded on a straight-line basis over the term of the lease.
Stock-based compensation: The Company awards restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) to certain employees and officers. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized in general and administrative expense over the requisite service period. All stock-based awards are classified as equity.
Income taxes: The Company is organized as a C-corporation and files income tax returns at the federal and state level. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the book basis of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates as of the date of enactment.
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
Earnings per common share: The Company computes basic earnings per common share (“EPS”) by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares. Dilutive potential common shares include outstanding stock options, unvested RSUs, unvested PSUs, and contingent earnout shares.
Debt issuance costs: Debt issuance costs are capitalized and amortized over the contractual terms of the related debt. Debt issuance costs are presented as an offset to the related debt on the consolidated balance sheets.
Advertising costs: Advertising costs are primarily comprised of marketing expenses, which are recorded within general and administrative expense within the accompanying consolidated statements of operations and comprehensive income. Advertising costs were $7.2 million, $6.3 million, and $6.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Adopted accounting pronouncements: On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid disaggregated by jurisdiction. The new requirements are effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU and has applied the requirements of this standard retrospectively. See Note 19, Income Taxes, for the Company’s disclosures on income taxes which incorporate the disclosure requirements of this ASU.
In November, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses regularly

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

provided to the CODM. The amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance on a retrospective basis. See Note 15, Segment Reporting, for the Company’s disclosures on its reportable segment which incorporates the disclosure requirements of this ASU.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides enhanced language to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur, 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities must adopt the changes either 1) prospectively, 2) retrospectively to any or all prior periods presented in the financial statements, or 3) using a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption after the initial application date. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which provides enhanced language concerning the definition of a derivative and how it should not apply to certain contracts. Therefore, the amendments in this update expand the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This improvement is expected to result in more contracts and embedded features being excluded from the scope of Topic 815. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities must adopt the changes either 1) prospectively, 2) modified retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) Hedge Accounting Improvements, which provides clarification on certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative such as risk assessment for cash flow hedges, forecasted interest payments, nonfinancial forecasted transactions and written options. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities must adopt the changes on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this Update for hedging relationships that exist as of the date of adoption. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which provides clarification on interim disclosure requirements and the applicability of Topic 270. This improvement is expected to result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities must adopt the changes either 1) prospectively or, 2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that this ASU will have on its financial statements and disclosures.
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
Note 3. Inventories
Inventories consists of the following as of December 31 (in thousands):

	2025	2024
Raw materials and manufacturing supplies	$6,423	$6,113
Finished products	1,808	2,009
Total inventories	$8,231	$8,122
At December 31, 2025 and 2024, no write down of inventory was determined to be necessary.
Note 4. Investment in Convertible Notes
In 2019, the Company purchased $30.0 million in convertible notes bearing interest at 3% per annum from Gold Rush Amusements, Inc. (“Gold Rush”), another terminal operator in Illinois. The convertible notes each included an option to convert the notes to common stock of Gold Rush prior to the maturity date upon written notice from the Company.
On May 31, 2023, the Company and Gold Rush entered into a settlement agreement which resolved any and all lawsuits and all outstanding obligations under the convertible notes. As part of the settlement, the Company received $32.5 million from Gold Rush in June 2023, which included the repayment of the face value of the convertible notes plus accrued interest as well as a $0.4 million prepayment on future amounts due. The Company also recorded a gain of $1.7 million in the second quarter of 2023, which is included in other expenses, net on the consolidated statements of operations and comprehensive income for the year ended December 31, 2023. In addition, the Company recorded a receivable from Gold Rush of $1.5 million as of December 31, 2024, which represented the present value of the remaining $1.5 million due from Gold Rush by May 2025, and was presented within other assets in the consolidated balance sheets. The Company received the remaining $1.5 million due under the settlement agreement in April 2025.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment, net
Property and equipment, net consists of the following as of December 31 (in thousands):

	2025	2024
Gaming terminals, software and equipment	$472,444	$415,003
Amusement, ATM and other equipment	28,294	29,174
Office equipment and furniture	7,774	4,281
Computer software and equipment	26,153	23,136
Leasehold improvements	12,156	10,151
Vehicles	22,526	22,974
Buildings and improvements (1)	51,412	30,105
Land (1)	9,086	7,718
Construction in progress	3,719	4,453
Total property and equipment	633,564	546,995
Less accumulated depreciation and amortization	(283,260)	(238,998)
Total property and equipment, net	$350,304	$307,997
(1) Includes properties leased to third parties of $10.0 million and $7.0 million for the years ended December 31, 2025, and 2024, respectively.
Depreciation and amortization of property and equipment was $52.7 million, $44.0 million and $37.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Long-lived assets, which includes property and equipment, net and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. There were no indicators of impairment of long-lived assets as of December 31, 2025, 2024, or 2023.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $15.1 million and $11.2 million as of December 31, 2025 and 2024, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $12.7 million and $9.4 million as of December 31, 2025 and 2024, respectively, of which approximately $2.5 million and $2.2 million was included in current liabilities in the accompanying consolidated balance sheets as of both December 31, 2025 and 2024, respectively. The route and customer acquisition cost asset is comprised of upfront payments made on the contracts of $31.2 million and $22.3 million as of December 31, 2025 and 2024, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a claw back provision if the customer cancels the contract prior to completion. The payments subject to a claw back were $5.0 million and $1.2 million as of December 31, 2025 and 2024, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consist of the following as of December 31 (in thousands):

	2025	2024
Cost	$48,727	$39,204
Accumulated amortization	(17,580)	(15,946)
Route and customer acquisition costs, net	$31,147	$23,258
Estimated amortization expense related to route and customer acquisition costs for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2026	$3,609
2027	3,500
2028	3,339
2029	2,932
2030	2,665
Thereafter	15,102
Total	$31,147
Amortization expense of route and customer acquisition costs was $2.8 million, $2.3 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 7. Location Contracts Acquired
Location contracts acquired in business acquisitions consist of the following as of December 31 (in thousands):

	2025	2024
Cost	$335,029	$330,903
Accumulated amortization	(148,623)	(128,285)
Location contracts acquired, net	$186,406	$202,618
Estimated amortization expense related to location contracts acquired for the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2026	$20,386
2027	20,283
2028	20,237
2029	20,127
2030	19,762
Thereafter	85,611
Total	$186,406
Amortization expense of location contracts acquired was $20.3 million, $17.9 million and $17.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Location contracts are tested for impairment when triggering events occur. There were no indicators of impairment of location contracts as of December 31, 2025, 2024, or 2023.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $114.4 million as of December 31, 2025, of which $28.1 million is deductible for tax purposes.
The following are the Company’s acquisitions for the years ended December 31, 2025 and 2024, that resulted in the recording of goodwill. See Note 10, Business and Asset Acquisitions, for more information on how the amount of goodwill for the respective acquisitions was calculated.
On December 2, 2024, the Company acquired Fairmount Park - Casino & Racing (“Fairmount”) for total stock consideration of $40.5 million, of which $12.0 million was initially recorded as goodwill. In July 2025, there was a reduction in goodwill related to the acquisition of Fairmount due to the cancellation of 173,262 previously-issued shares that were being held in escrow due to revisions to the closing statement. The cancellation of these shares resulted in a $2.0 million reduction in the fair value of the consideration paid to acquire Fairmount. As such, total goodwill related to the Fairmount acquisition was reduced to $10.0 million.
On November 1, 2024, the Company completed its acquisition of Toucan Gaming, a distributed gaming operator in the state of Louisiana, for total cash consideration of $41.6 million, of which $2.1 million was initially recorded as goodwill. In November 2025, there was an increase in goodwill related to the acquisition of Toucan Gaming due to working capital adjustments. These adjustments resulted in $0.2 million increase in the fair value of the consideration paid to acquire Toucan. As such, total goodwill related to the Toucan Gaming acquisition increased to $2.3 million.
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
The following is a roll forward of the Company's goodwill (in thousands):

Goodwill balance as of January 1, 2024	$101,554
Addition to goodwill for acquisition of Jorgenson's Lounge	306
Addition to goodwill for acquisition of Lucky 7s	145
Addition to goodwill for acquisition of 24th Street Station	146
Addition to goodwill for acquisition of Toucan Gaming	2,130
Addition to goodwill for acquisition of Fairmount	11,971
Goodwill balance as of December 31, 2024	$116,252
Cancellation of shares previously issued for acquisition of Fairmount	(2,007)
Adjustment to goodwill for acquisition of Toucan Gaming	181
Goodwill balance as of December 31, 2025	$114,426

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company conducted its annual goodwill impairment test on October 1, 2025. The Company conducted a qualitative assessment to determine whether it is more likely than not that the goodwill was impaired. Under the qualitative assessment, the Company considered both positive and negative factors, including macroeconomic conditions, industry events, and financial performance, to make a determination of whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. In performing this assessment, the Company considered such factors as its historical performance, its growth opportunities in existing markets; new markets and new products in determining whether the goodwill was impaired. The Company also referenced its forecasts of revenue, operating income, and capital expenditures and concluded it is more likely than not, that the carrying value of its goodwill was not impaired as of October 1, 2025.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. The Company determines the fair value of trade name assets acquired in acquisitions using a relief from royalty valuation method which requires assumptions such as projected revenue and a royalty rate. Customer relationships, software applications and trade names are amortized over their estimated 7 to 20-year useful lives. Operating licenses were assigned an indefinite useful life based on the Company's expected use of the licenses and determined that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of these operating licenses.
Other intangible assets, net consist of the following as of December 31 (in thousands):

		2025			2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(4,112)	$2,688	$6,800	$(3,325)	$3,475
Software Applications	8 years	7,800	(3,494)	4,306	7,800	(2,519)	5,281
Trade Names	20 years	11,700	(1,859)	9,841	11,700	(1,265)	10,435
Operating licenses	Indefinite	44,199	N/A	44,199	34,749	N/A	34,749
		$70,499	$(9,465)	$61,034	$61,049	$(7,109)	$53,940
(1)Included in accumulated amortization is an impairment charge of $0.8 million on the customer relationships intangible related to the surrender of the Company’s manufacturing license in Louisiana on October 31, 2024 due to the acquisition of Toucan Gaming. The impairment charge is recorded within Other expenses, net on consolidated statement of operations and comprehensive income.
Amortization expense of other intangible assets, net was $2.3 million, $2.4 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023 respectively. The Company’s estimated annual amortization expense relating to other intangible assets over the next five years is $2.3 million.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount. This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of December 31, 2025.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of December 31, consisted of the following (in thousands):

	2025	2024
Revolving credit facility	$12,000	$6,500
Term Loan facility	600,000	293,125
Delayed Draw Term Loan facility	—	297,750
Total borrowings	612,000	597,375
Add: Remaining premium on interest rate caplets financed as debt	83	1,076
Total debt	612,083	598,451
Less: Debt issuance costs	(4,663)	(3,072)
Total debt, net of debt issuance costs	607,420	595,379
Less: Current maturities	(37,583)	(34,443)
Total debt, net of current maturities	$569,837	$560,936
Prior Credit Facility
On November 13, 2019, the Company entered into a credit agreement (as amended, the “Prior Credit Facility”) as borrower, the Company and its wholly-owned domestic subsidiaries, as a guarantor, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Capital One, National Association, as administrative agent (in such capacity, the “Agent”), collateral agent, issuing bank and swingline lender.
The Prior Credit Facility provided for a:
•$150.0 million revolving credit facility,
•$350.0 million term loan facility, and
•$400.0 million delayed draw term (“DDTL”) loan facility.
The Company’s ability to borrow on the DDTL ended on October 22, 2024 and the maturity date of the Prior Credit Facility was October 22, 2026.
Borrowings under the Prior Credit Facility bore interest, at the Company’s option, at a rate per annum equal to either (a) the Adjusted Term SOFR (which cannot be less than 0.5%) for interest periods of 1, 2, 3 or 6 months (or if consented to by (i) each applicable lender, 12 months or any period shorter than 1 month or (ii) the administrative agent, a shorter period necessary to ensure that the end of the relevant interest period would coincide with any required amortization payment) plus the applicable SOFR margin or (b) the alternative base rate (“ABR”) plus the applicable ABR margin. ABR is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 1/2 of 1.0%, (ii) the prime rate announced from time to time by Capital One, National Association or (iii) SOFR for a 1-month interest period on such day plus 1.0%.
Interest was payable quarterly in arrears for ABR loans, at the end of the applicable interest period for SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans. The Company was required to pay a commitment fee quarterly in arrears in respect of unused commitments under the revolving credit facility and the additional term loan facility.
The applicable SOFR and ABR margins and the commitment fee rate were calculated based upon the first lien net leverage ratio of the Company and its restricted subsidiaries on a consolidated basis, as defined in the Prior Credit Facility. The revolving loans and term loans bore interest at either (a) ABR (150 bps floor) plus a margin up to 1.75% or (b) SOFR (50 bps floor) plus a margin up to 2.75%, at the option of the Company.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The term loans and the DDTL amortized at an annual rate equal to 5.00% per annum. Upon the consummation of certain non-ordinary course asset sales, the Company was required to apply the net cash proceeds thereof to prepay outstanding term loans and additional term loans. The loans under the Prior Credit Facility may be prepaid without premium or penalty, subject to customary SOFR “breakage” costs.
In addition, the Prior Credit Facility required the Company to maintain (a) a ratio of consolidated first lien net debt to consolidated EBITDA no greater than 4.50 to 1.00 and (b) a ratio of consolidated EBITDA to consolidated fixed charges no less than 1.20 to 1.00, in each case, tested as of the last day of each full fiscal quarter ending after the closing date and determined on the basis of the four most recently ended fiscal quarters of the Company for which financial statements have been delivered pursuant to the Prior Credit Facility, subject to customary “equity cure” rights.
New Credit Facility
In order to refinance its Prior Credit Facility, the Company entered into a credit agreement, dated as of September 10, 2025 (the “New Credit Facility”), by and among the Company, Accel Entertainment LLC (the “Borrower”), the lenders from time to time party thereto, CIBC Bank USA, as administrative agent and collateral agent for the lenders and lead arranger, Fifth Third Bank, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Truist Securities, Inc., as joint lead arrangers, and Bank of America, N.A. as documentation agent.
The New Credit Facility provides for a:
•$300.0 million revolving credit facility, including a letter of credit facility with a $15.0 million sublimit and a swing line facility with a $25.0 million sublimit, and
•$600.0 million term loan facility.
The maturity date of the New Credit Facility is September 10, 2030.
Proceeds of the initial borrowings under the New Credit Facility were used to repay in full all outstanding indebtedness and terminate all commitments under the Company’s Prior Credit Facility.
The Company incurred $4.1 million of debt issuance costs related to the New Credit Facility, of which $3.8 million are being amortized over the life of the New Credit Facility. The Company also recognized a loss on debt extinguishment of $1.1 million due to the partial extinguishment associated with a lender whose borrowing capacity decreased and the complete extinguishment for those lenders who are no longer participating.
The obligations of the Borrower under the New Credit Facility are (i) guaranteed by the Company and each of the Borrower’s existing and future material domestic subsidiaries and (ii) secured by a first-priority lien on substantially all of the assets of the Company, as well as substantially all of the assets of the Borrower and the Borrower’s existing and future material domestic subsidiaries, in each case subject to certain customary exceptions set forth in the New Credit Facility.
At the Borrower’s election, borrowings under the New Credit Facility bear interest at either (i) a base rate equal to the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate announced by CIBC Bank USA, or (c) 1-month Term Secured Overnight Financing Rate (“Term SOFR”) plus 1% or (ii) Term SOFR for an applicable interest period, in each case plus an applicable margin. The applicable margin is determined by reference to the Borrower’s First Lien Net Leverage Ratio (as defined in the New Credit Facility) and ranges from (i) 0.75% to 1.75% for base rate borrowings and (ii) 1.5% to 2.5% for Term SOFR borrowings. As of December 31, 2025, the weighted-average interest rate on the Company’s borrowings was approximately 6.3%.
The New Credit Facility contains customary affirmative and negative covenants including limitations on the ability of the Company, the Borrower, and their restricted subsidiaries to, amongst other things, grant additional liens, incur additional indebtedness, merge or consolidate, dispose of assets, engage in certain transactions with affiliates, and make restricted payments.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The New Credit Facility also requires the Borrower to maintain, as of the last day of each fiscal quarter, (i) a First Lien Net Leverage Ratio (as defined in the New Credit Facility) no greater than 4.75 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of at least 1.20 to 1.00. The New Credit Facility includes customary events of default, the occurrence of which could permit the administrative agent to, amongst other things, declare all amounts owing under the credit facilities to be immediately due and payable, exercise remedies with respect to the collateral, and terminate the lenders’ commitments thereunder. The failure to pay certain amounts owing under the New Credit Facility may result in an increase in the interest rate applicable thereto.
If an event of default (as such term is defined in the New Credit Facility) occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the New Credit Facility, termination of the lenders’ commitments thereunder, foreclosure on collateral, and all other remedial actions available to a secured creditor. The failure to pay certain amounts owing under the New Credit Facility may result in an increase in the interest rate applicable thereto.The principal maturities of total debt are as follows (in thousands):

Year ending December 31:
2026	$37,583
2027	$30,000
2028	$30,000
2029	$30,000
2030	$484,500
Total Debt	$612,083
As previously mentioned in Note 2, the Company recorded temporary equity associated with a redeemable noncontrolling interest at its carrying value. If certain criteria are met, the non-controlling interest would be revalued to its estimated redemption value. The Company has excluded any amounts associated with this noncontrolling interest from the table above as the Company is uncertain as to the timing and the ultimate amount of the potential payment it may be required to make.
As of December 31, 2025, the Company had an outstanding principal payment of $7.5 million which was supposed to be timely withdrawn by the lender on December 31, 2025. The Company notified the lender of this clerical error and the $7.5 million payment was drawn by the lender on January 2, 2026.
The fair value of the Company’s debt as of December 31, 2025 and 2024, was estimated using a discounted cash flow model, which forecasts future interest and principal payments. The forecasted cash flows were discounted back to present value using the term-matched risk-free rate plus an option adjusted spread to account for credit risk. The option adjusted spread was calculated as of the debt's issuance date and then adjusted to the valuation date. The inputs used to determine the fair value were classified as Level 2 in the fair value hierarchy as defined in Note 12.
The carrying value and estimated fair value of the Company's debt as of December 31, was as follows (in thousands):

	2025	2024
Carrying value	$612,083	598,451
Estimated fair value	$612,269	$594,955

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Other Financing Activities
From time to time, the Company may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $4.8 million and $0.6 million as of December 31, 2025 and 2024, respectively, of which $1.7 million and less than $0.1 million is recorded in accounts payable and other accrued expenses with the remaining $3.1 million and $0.5 million recorded in other long-term liabilities on the consolidated balance sheets for the years ended December 31, 2025, and 2024, respectively.
Interest rate caplets
The Company manages its exposure to some of its interest rate risk through the use of interest rate caplets, which are derivative financial instruments. On January 12, 2022, the Company hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rates on the first $300 million of the term loan under our Prior Credit Facility by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which remain in effect under the New Credit Facility and expired in January 2026.
The Company recognized an unrealized loss on the change in fair value of the interest rate caplets of $4.0 million, $3.8 million, and $4.3 million, net of income taxes, for the years ended December 31, 2025, 2024, and 2023 respectively. For more information on how the Company determines the fair value of the caplets, see Note 12. The Company also recognized interest income on the caplets of $6.9 million, $9.8 million, and $9.2 million for the years ended December 31, 2025, 2024, and 2023 respectively, which is reflected in interest expense, net in the consolidated statements of operations and other comprehensive income.
On January 30, 2026, the Company continued to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate by entering into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
Note 10. Business and Asset Acquisitions
2025 Business Acquisitions
Dynasty Games
On December 1, 2025, the Company acquired Dynasty Games (“Dynasty”), a Nevada based operator and owner of multiple licensed video poker establishments, for a total purchase price of $4.3 million, which included i) $4.0 million paid in cash at closing and ii) $0.3 million deposited in escrow that is tied to contingent liability with an estimated fair value of $0.3 million. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming equipment totaling $0.3 million, ii) vehicles totaling less than $0.1 million, iii) inventory totaling less than $0.1 million, iv) furniture & fixtures totaling less than $0.1 million, v) location contracts totaling $3.8 million, and vi) contingent liability totaling $0.3 million. The results of operations for Dynasty are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
2024 Business Acquisitions
Randy’s
On December 23, 2024, the Company completed its acquisition of certain assets of Randy’s Vending (“Randy’s”), an Illinois-based operator, for a total consideration transferred of $0.3 million, which included i) $0.1 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $0.2 million. The acquisition was accounted for as an asset

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) amusement equipment totaling less than $0.1 million, and ii) location contracts totaling $0.2 million. The results of operations for Randy’s are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Fairmount
On December 2, 2024, the Company completed its acquisition of Fairmount in Collinsville, Illinois, for total stock consideration of approximately $40.5 million. Consideration transferred was approximately 3.5 million shares of the Company’s Class A-1 common stock and the value was based on a prior twenty-day trailing weighted average close price. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $12.0 million was initially recorded as goodwill. The Fairmount acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity of Fairmount’s operations, industry and workforce. While management has integrated certain operations of Fairmount into its existing business structure, Fairmount is its own operating segment, casino and racing.
In July 2025, there was a reduction in goodwill related to the acquisition of Fairmount due to the cancellation of 173,262 previously-issued shares that were being held in escrow due to revisions to the closing statement. The cancellation of these shares resulted in a $2.0 million reduction in the fair value of the consideration paid to acquire Fairmount. As such, total goodwill related to Fairmount decreased to $10.0 million.
The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in thousands):

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Toucan Gaming
On November 1, 2024, the Company completed its acquisition of 85% ownership of Toucan Gaming for a total cash consideration of $41.6 million, of which $38.3 million was paid in cash (of which $4.6 million was paid in the prior year as an advance on the purchase price) and the remaining $3.3 million was recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $2.1 million was initially recorded as goodwill. The Toucan Gaming acquisition resulted in recorded goodwill as a result of a higher consideration paid driven by the maturity and quality of Toucan Gaming’s operations, industry and workforce. Management integrated Toucan Gaming into its existing business structure, which is comprised of a single reporting unit. In November 2025, there was an increase in goodwill related to the acquisition of Toucan Gaming due to working capital adjustments. These adjustments resulted in $0.2 million increase in the fair value of the consideration paid to acquire Toucan. As such, total goodwill related to the Toucan Gaming acquisition increased to $2.3 million.
The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in thousands):

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash paid	$38,253
Consideration payable	3,348
Total consideration	$41,601

Cash and cash equivalents	$1,635
Accounts receivable, net	618
Inventories	38
Other current assets	29
Property and equipment, net	11,625
Location contracts acquired, net	9,200
Other intangible assets, net	22,300
Deferred income tax asset	767
Other assets	1,194
Accounts payable and other accrued expenses	(3,122)
Current maturities of debt	(60)
Debt, net of current maturities	(520)
Other long-term liabilities	(175)
Temporary equity - redeemable noncontrolling interest	(4,239)
Net assets acquired	39,290
Goodwill	2,311
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
Jorgenson’s Lounge
On June 26, 2024, the Company acquired Jorgenson’s Lounge, a retail establishment in Montana, for a total purchase price of $1.1 million, which the Company paid in cash at closing. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price was allocated to the following assets: i) indefinite-lived intangible assets totaling $0.8 million, and ii) goodwill totaling $0.3 million. The results of operations for Jorgenson’s Lounge are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
Illinois Gaming Entertainment
On May 1, 2024, the Company acquired certain assets of Illinois Gaming Entertainment LLC (“IGE”), an Illinois-based terminal operator. The Company acquired 16 operational locations, as well as gaming equipment. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The aggregate purchase consideration transferred totaled $13.5 million, which included i) $11.4 million in cash at closing and ii) contingent purchase consideration with an estimated fair value of $2.1 million. The contingent purchase consideration represents three installments of $0.6 million which are due on the first, second and third anniversary of the acquisition with $0.7 million due on the fourth anniversary of the acquisition. All payments are subject to the acquired locations still being in operation on the respective anniversary dates. The first installment of $0.6 million was made in May 2025. The present value of the consideration payable was $2.2 million as of September 30, 2024 and is recorded in consideration payable on the consolidated balance sheets. The aggregate purchase consideration of $13.5 million was allocated to the following assets: i) location contracts totaling $11.6 million, ii) gaming equipment totaling $1.6 million, and iii) redemption equipment totaling $0.3 million. The results of operations for IGE are included in the consolidated financial statements of the Company from the date of acquisition and were not material.
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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined, in each respective acquisition agreement which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in the consideration payable on the consolidated balance sheets as of December 31, 2025 and 2024. The contingent consideration accrued is measured at fair value on a recurring basis. Payments related to consideration payable were $2.7 million for the year ended December 31, 2025.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of December 31 (in thousands):

	2025		2024
	Current	Long-Term	Current	Long-Term
Fair Share Gaming *	1,349	8,050	969	5,493
Skyhigh *	520	3,998	563	4,264
IVSM	194	—	94	187
IGE	586	1,138	586	1,605
Island*	100	—	100	—
Dynasty Gaming	243	—	—	—
Randy's	175	—	165	—
Toucan Gaming	475	2,604	474	2,892
Pelican	239	—	165	155
Total	$3,881	$15,790	$3,116	$14,596
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	430	—	430	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caplets	6,821	—	6,821	$—
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

within other comprehensive income on the accompanying consolidated statements of operations and comprehensive income. Realized gains on the interest rate caplets are recorded to interest expense, net on the accompanying consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,253	$—	$—	$16,253
Contingent earnout shares	33,676	—	33,676	—
Total	$49,929	$—	$33,676	$16,253

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$13,928	$—	$—	$13,928
Contingent earnout shares	33,103	—	33,103	—
Total	$47,031	$—	$33,103	$13,928
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
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's A-1 common stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to A-1 common stock. The valuation of the Company's contingent earnout shares is considered to be a Level 2 fair value measurement. Changes in the fair value of contingent earnout shares are included within loss on change in fair value of contingent earnout shares on the accompanying consolidated statements of operations and comprehensive income.
Warrants
The Company’s 5,144 warrants expired in November 2024. The liability for warrants was included in other long-term liabilities on the consolidated balance sheets and was considered to be a Level 2 fair value measurement. Upon expiration of the

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

warrants, the Company reduced the fair value of the warrants to zero and recognized a gain on the expiration of warrants of less than $0.1 million on the consolidated statements of operations and comprehensive income.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for liabilities for the years ended December 31, (in thousands):

	2025	2024
Liabilities:
Contingent consideration:
Beginning of year balance	$13,928	$5,484
Issuance of contingent consideration in connection with acquisitions	243	2,449
Payment of contingent consideration	(2,117)	(1,347)
Fair value adjustments	4,199	7,342
Ending balance	$16,253	$13,928
There were no transfers in or out of Level 3 assets or liabilities for the periods presented.

Note 13. Leases
The Company's lease portfolio has both operating and finance leases but is primarily comprised of operating leases for buildings and vehicles. The Company's leases have remaining lease terms that range from less than 1 to 11 years, some of which also include options to extend or terminate the lease. Most leases contain both fixed and variable payments. Variable costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.
Lease expense for the years ended December 31 included within general and administrative expenses in the consolidated statements of operations and comprehensive income is as follows (in thousands):

	2025	2024	2023
Operating lease costs
Short-term lease expense	$1,671	$667	$789
Operating lease expense	3,872	3,284	2,875
Variable lease expense	199	150	316
Total operating lease expense	$5,742	$4,101	$3,980
Total expense related to finance leases was $0.3 million, $0.3 million, and less than $0.1 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Amounts recognized in the consolidated balance sheets related to the Company's lease portfolio as of December 31 are as follows (in thousands):

Lease component	Classification	2025	2024
Operating lease ROU asset	Other assets	$7,934	$8,526
Finance lease ROU asset	Other assets	842	1,115
Current operating lease liability	Accounts payable and other accrued expenses	2,688	2,721
Current finance lease liability	Accounts payable and other accrued expenses	271	245
Long-term operating lease liability	Other long-term liabilities	5,612	6,125
Long-term finance lease liability	Other long-term liabilities	656	927

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2025, the future undiscounted cash flows associated with the Company's lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2026	$3,253	$329
2027	2,181	335
2028	1,638	342
2029	1,173	29
2030	551	—
Thereafter	851	—
Total	$9,647	$1,035
Less: present value discount	(1,347)	(108)
Total lease liability	$8,300	$927
The weighted average remaining lease term and discount rate used in computing the lease liabilities as of December 31 were as follows:

	2025	2024	2023
Weighted average remaining lease term (in years)
Operating leases	4.1	4.4	4.2
Finance leases	3.1	4.1	5.1
Weighted average discount rate
Operating leases	6.65%	6.46%	5.85%
Finance leases	7.71%	7.71%	7.71%
Supplemental cash flow information related to leases for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,718	$3,034	$2,659
Operating cash flows for finance leases	77	95	9
Financing cash flows for finance leases	245	221	17
Total cash paid for lease liabilities	$4,040	$3,350	$2,685

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,449	3,383	5,508
Finance leases	N/A	N/A	1,411
The Company also leases space to third-party tenants under operating leases primarily for retail and food and beverage outlets. The Company recognized lease revenue of $0.4 million, and less than $0.1 million, for the years ended December 31, 2025, and 2024. There was no rental revenue for the year ended December 31, 2023. Lease revenue is recorded within ATM fees and other in the consolidated statements of operations and comprehensive income. The costs and accumulated depreciation of the buildings and land associated with these leases is included in property and equipment, net on the consolidated balance sheets.

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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2025, the Company has purchased a total of 17.6 million shares under the share repurchase program at a total purchase price of $183.4 million, of which 3.8 million shares at a total purchase price of $39.9 million were acquired during the year ended December 31, 2025.
In December 2024, the Company re-issued 3.1 million shares of treasury stock to complete the Fairmount acquisition at an average cost per share of $11.58. The difference between the average cost per share and the fair value of the shares issued resulted in a gain of $4.1 million, which was recorded to additional paid-in-capital on the consolidated balance sheets. In July 2025, 173,262 previously-issued shares that were being held in escrow were canceled due to revisions to the closing statement. The cancellation of these shares resulted in a loss of $2.0 million, which was recorded to additional paid-in-capital on the consolidated balance sheets.
As of December 31, 2025 and 2024, the Company has reserved Class A-1 common stock for future issuance in relation to the following:

	2025	2024
Class A-1 common stock options, RSUs and PSUs issued and outstanding	4,270,789	4,222,125
Conversion of Class A-2 common stock	3,333,363	3,333,363
Total Class A-1 common stock reserved for issuance	7,604,152	7,555,488

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
The Company has determined that with the acquisition of Fairmount in December of 2024, it has two operating segments: distributed gaming and casino and racing as of December 31, 2025. However, the casino and racing operating segment does not meet the criteria of a reportable segment primarily from a quantitative standpoint as of December 31, 2025. The Company will continue to evaluate from a quantitative and qualitative standpoint whether the casino and racing operating segment meets the criteria of a reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s consolidated statement of operations and comprehensive income and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the years ended December 31, 2025, 2024, and 2023. Additionally, the Company has included an "all other" operating segment which is its casino and racing business that is neither individually reportable nor able to be aggregated or combined with another operating segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(in thousands,)	December 31,
	2025	2024	2023
Distributed gaming
Total net revenues (1)	$1,295,114	$1,229,577	$1,170,420
Adjustments: (2)
Cost of revenue	894,623	852,226	809,524
Compensation related costs - operations (3)	86,398	77,902	67,523
Compensation related costs - general and administrative (3)	49,456	53,606	51,926
All other segment items (4)	54,487	56,899	60,002
Adjusted EBITDA for distributed gaming	$210,150	$188,944	$181,445

Adjusted EBITDA for “all other” operating segment (5)	$(2)	$203	$—

Less Adjustments for:
Depreciation and amortization of property and equipment	$52,725	$43,978	$37,906
Amortization of intangible assets and route and customer acquisition costs	25,425	22,577	21,211
Interest expense, net	34,198	35,892	33,144
Emerging markets	67	165	(948)
Loss from unconsolidated affiliates	59	—	—
Stock-based compensation	12,205	12,204	9,416
Loss on change in fair value of contingent earnout shares	573	1,276	8,539
Gain on expiration of warrants	—	(13)	—
Loss on debt extinguishment	1,090	—	—
Other expenses, net	11,875	19,339	6,453
Income before income tax expense	$71,931	$53,729	$65,724
Income tax expense	20,659	18,438	20,121
Net income	$51,272	$35,291	$45,603
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
(4)All other segment items include other operating and general and administrative expenses (such as general and administrative expenses related to parts, advertising, information technology, etc.) which are included in general and administrative on the consolidated statements of operations and comprehensive income and cost of manufacturing goods sold, as well as, adjustments for stock-based compensation expense and emerging markets.
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of December 31, 2025. The "all other" operating segment had total net revenues of $35.8 million and $1.4 million; cost of revenues of $13.5 million and $147 thousand; compensation related costs of $11.4 million and $581 thousand in operations and $4.0 million and zero in general and administrative; and all other segment items of $6.9 million and $464 thousand for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 the consolidated assets associated with the distributed gaming segment are $1,044.7 million and the assets for the "all other" operating segment are $58.7 million.
See the consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 16. Cost Associated with Gaming Terminals
Included in cost of revenue are costs associated with the operation of gaming terminals. In each jurisdiction that the Company operates, it is subject to state, municipal and/or administrative fees associated with the operation of its gaming terminals. The taxes and administrative fees are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income. These costs associated with the operation of gaming terminals totaled $358.7 million, $333.7 million and $312.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The remaining net terminal income after deducting the taxes and administrative fees described above is split between the Company and the gaming location according to local gaming laws or are prenegotiated. The gaming location's share of net terminal income totaled $503.5 million, $487.2 million and $466.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 17. Employee Benefit Plans
401(k) Plan
The Company maintains a 401(k)-benefit plan for all employees with at least three months of service and have reached 21 years of age. Participants are 100% vested in their contributions. The Company provides an employer match contribution of 50% of the participants’ contribution up to 5% of their eligible compensation. Participants are fully vested in the employer match contribution after one year of employment. The Company may also make profit sharing contributions to the plan which vest 20% a year after the first 2 years of employment and are fully vested after 6 years of employment. The Company may also elect to make other discretionary contributions to the Plan. The Company incurred 401(k)-benefit plan expense of approximately $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Multiemployer Benefit Plans
Some of the Company’s employees in its racing operations participate in union-sponsored benefit plans which includes the participation in several multiemployer defined benefit pension plans under terms of a collective bargaining agreement. The Company’s contributions to these plans are determined in accordance with the provisions of the negotiated labor contracts based on the aggregate number of hours worked. The Company’s contributions to these plans for the years ended December 31, 2025 and 2024 were $0.3 million and less than $0.1 million respectively, which represents one month of payments for the year of 2024.
Incentive Compensation Plan
Included in certain employee agreements are provisions for commissions and bonuses, which are determined at the discretion of management. Incentive compensation expense amounted to $13.3 million, $14.7 million and $14.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accrued incentive compensation totaled $4.7 million and $5.7 million as of December 31, 2025 and 2024, respectively.
Note 18. Stock-based Compensation
The Company has a Long Term Incentive Plan (as most recently amended and restated in 2025, the “LTIP”) that provides for grants of a variety of stock-based awards to employees and non-employees for providing services to the Company. These awards currently include incentive stock options qualified as such under U.S. federal income tax laws, stock options that do not qualify as incentive stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, cash incentive awards, and other stock-based awards. The Company has reserved a total of 10,000,000 shares of Class A-1 common stock for issuance pursuant to the LTIP, subject to certain adjustments set forth therein.

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock-based awards are valued on the date of grant and are expensed over the required service period. Total stock-based compensation expense recognized during the years ended December 31, 2025, 2024 and 2023, was $12.2 million, $12.2 million and $9.4 million, respectively. As of December 31, 2025, and 2024, there was approximately $13.8 million and $13.9 million, respectively, of unrecognized compensation expense related to stock-based awards, which is expected to be recognized through 2028.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized gross excess tax expense from stock-based compensation of $0.5 million, $0.1 million, and $0.9 million, respectively. Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards in excess of the deferred tax assets that were previously recorded.
Grant of RSUs
The Company issued 1,183,398 RSUs to eligible employees and Directors of the Company during the year ended December 31, 2025, which will vest over a period of 1 to 4 years for employees and a period of 1 year for Directors. The RSUs are valued using the stock price on the grant date and had an estimated grant date fair value of $9.8 million.
The following table sets forth the activities of the Company’s RSUs for the years ended December 31, 2025, 2024 and 2023.

Non-vested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,418,709	$11.94
Granted	937,738	$9.36
Vested (1)	(652,767)	$11.11
Forfeited	(150,014)	$11.07
Nonvested at December 31, 2023	1,553,666	$10.81
Granted	918,103	$10.67
Vested (2)	(765,463)	$11.12
Forfeited	(155,269)	$10.10
Nonvested at December 31, 2024	1,551,037	$10.65
Granted	1,183,398	$10.74
Vested (3)	(934,766)	$10.82
Forfeited	(150,485)	$10.57
Nonvested at December 31, 2025	1,649,184	$10.62
(1) Includes 379,719 RSUs that are vested and not issued.
(2) Includes 522,270 RSUs that are vested and not issued.
(3) Includes 703,001 RSUs that are vested and not issued.
Grant of PSUs
The Company issued 159,105 PSUs to eligible employees during the year ended December 31, 2025. The PSUs are valued using the stock price and a performance expense factor on the grant date and had an estimated grant date fair value of $1.6 million. Performance-based shares vest based upon the passage of time and the achievement of performance conditions, in an amount ranging from 0% to 200% of the grant amount, as determined by the Compensation Committee prior to the date of the award. The vesting period for these awards is 3 years, with each year weighted equally in determining the final performance condition. The Company reviews the progress toward the attainment of the performance condition for each quarter during the vesting period. When it is probable the minimum performance condition for an award will be achieved, the Company will begin

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

recognizing the expense equal to the proportionate share of the total fair value of the Class A-1 stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A-1 stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance condition. For grants with a market condition and a service condition, the fair value is determined on the grant date and is calculated using the average implied multiple using the Company’s internal forecast along with weighting of probability of award, with a service condition of three years, which was extended approximately four months to August 7, 2026. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met. If the service condition is not met the stock-based compensation would be reversed.
The following table sets forth the activities of the Company’s PSUs for the years ended December 31, 2025 and 2024.

Non-vested PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	—	$—
Granted	702,741	$8.62
Adjustments for performance measures	(236,399)	$8.68
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2023	466,342	$8.62
Granted	149,381	$11.34
Adjustments for performance measures	466,342	$9.33
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2024	1,082,065	$9.09
Granted	159,105	$10.00
Adjustments for performance measures	(229,943)	$9.24
Vested	—	$—
Forfeited	(54,849)	$—
Nonvested at December 31, 2025	956,378	$9.19
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Starting on January 1, 2023, the Company discontinued the use of stock options as part of the LTIP. The following table sets forth the activities of the Company’s outstanding stock options for the years ended December 31, 2025, 2024, and 2023.

Outstanding options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at January 1, 2023	1,298,409	$7.25	$11.18
Granted	—	$—	$—
Exercised	(80,315)	$1.65	$4.67
Forfeited/expired	(58,717)	$5.25	$12.10
Outstanding at December 31, 2023	1,159,377	$5.60	$11.58
Granted	—	$—	$—
Exercised	(55,173)	$1.84	$5.24
Forfeited/expired	(37,451)	$6.04	$12.06
Outstanding at December 31, 2024	1,066,753	$5.60	$11.58
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/expired	(104,527)	$6.66	$12.15
Outstanding at December 31, 2025	962,226	$5.60	11.58

A summary of the status of the activities of the Company’s nonvested stock options for the years ended December 31, 2025, 2024 and 2023 is as follows:

Nonvested options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,091,068	$5.65
Granted	—	$—
Vested	(393,550)	$5.54
Forfeited	(54,717)	$5.27
Nonvested at December 31, 2023	642,801	$5.75
Granted	—	$—
Vested	(330,292)	$5.69
Forfeited	—	$—
Nonvested at December 31, 2024	312,509	$5.76
Granted	—	$—
Vested	(264,539)	$5.64
Forfeited	(21,934)	$7.37
Nonvested at December 31, 2025	26,036	$5.77

As of December 31, 2025, and 2024, a total of 532,902 and 524,739 options with a weighted-average remaining contractual term of 3.7 and 4.8 years, respectively, granted to employees were vested. The fair value of options that vested during 2025, 2024 and 2023 was $1.5 million, $1.9 million, and $2.2 million, respectively. As of December 31, 2025, and 2024, the weighted-average exercise price of the non-vested awards was $11.91 and $11.92, respectively. As of December 31, 2025, and 2024, the weighted-average remaining contractual term of the outstanding awards was 4.0 years and 5.5 years, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2024 and 2023 was approximately $0.3

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

million and $0.5 million, respectively. There were no options exercised during the year ended December 31, 2025. The aggregate intrinsic value of options outstanding as of December 31, 2025 is $0.6 million.
Note 19. Income Taxes
The Company recognized income tax expense of $20.7 million, $18.4 million and $20.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, which consists of the following (in thousands):

	2025	2024	2023
Current provision
Federal	$4,682	$14,700	$5,390
State	2,635	6,126	7,385
Total current provision	7,317	20,826	12,775
Deferred provision
Federal	11,262	(3,244)	10,278
State	2,080	856	(2,932)
Total deferred provision	13,342	(2,388)	7,346
Total Provision
Federal	$15,944	$11,456	$15,668
State	$4,715	$6,982	$4,453
Total income tax expense	$20,659	$18,438	$20,121
A reconciliation of the “expected” income taxes computed by applying the federal statutory income tax rate to the total expense is presented in the tables below in dollars (in thousands) and percentages:

	2025	2024	2023
Computed “expected” tax expense	$15,106	$11,283	$13,802
Federal
Tax credits	(327)	(153)	(281)
Nontaxable and nondeductible items:
Change in fair value of contingent earnout shares	120	268	1,793
Stock-based compensation	(87)	212	720
Other nontaxable and nondeductible items	1,241	1,025	821
Other	446	108	364
State income taxes, net of federal benefit	4,160	5,695	2,902
Total income tax expense	$20,659	$18,438	$20,121

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2025	2024	2023
Computed “expected” tax expense	21.00%	21.00%	21.00%
Federal
Tax credits	(0.45)%	(0.28)%	(0.43)%
Nontaxable and nondeductible items:
Change in fair value of contingent earnout shares	0.17%	0.50%	2.73%
Stock-based compensation	(0.12)%	0.39%	1.10%
Other nontaxable and nondeductible items	1.73%	1.91%	1.25%
Other	0.61%	0.20%	0.54%
State income taxes, net of federal benefit	5.78%	10.60%	4.42%
Total income tax expense	28.72%	34.32%	30.61%
For the years ended December 31, 2025, 2024, and 2023, state and local income taxes in Illinois comprise the majority of the state income taxes, net of federal benefit.
The Company’s cash payments for income taxes, net of refunds, by tax jurisdiction were as follows (in thousands):

	2025	2024	2023
Cash payments for income taxes, net of refunds
Federal	12,001	$14,805	$4,015
Illinois	2,930	6,842	6,864
Other States	610	659	862
Total	$15,541	$22,306	$11,741

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$7,926	$7,964
Interest expense limitation carryforward	5,415	10,765
Stock-based compensation	5,460	4,452
Lease liabilities	2,220	2,397
Other	2,150	5,625
	23,171	31,203
Deferred tax liabilities:
Property and equipment	64,081	58,471
Location contracts and other intangibles	14,589	15,282
Lease assets	2,103	2,294
Interest rate caplets	96	1,585
Other	1,532	943
	82,401	78,575
Total deferred tax liability, net	$59,230	$47,372
A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.
The Company evaluated the need to record a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded as of December 31, 2025, that the positive evidence outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized.
As of December 31, 2025, and 2024, the Company did not record a liability for unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2025, the Company is subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from state jurisdictions for the years 2022 through 2024.
The following table summarizes carryforwards of net operating losses as of December 31 (in thousands):

	2025		2024
	Amount	Expiration	Amount	Expiration
State net operating losses	105,610	2043	106,110	2042
Significant equity restructuring often results in an Internal Revenue Code Section 382 ownership change that limits the future use of net operating loss (“NOL”) carryforwards and other tax attributes. With regard to Century Gaming, an ownership change occurred on the date the outstanding equity interests were purchased in 2022. As a result, the Company's use of the acquired NOLs, interest expense limitation carryforward and R&D credit carryforward on an annual basis were limited. As of December 31, 2025, only the interest expense limitation is subject to limitation. The recognition and measurement of the Company's tax benefit includes estimates and judgment by the Company's management, which includes subjectivity. Changes in estimates may create volatility in the Company's tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.
The Company had no credit carryforwards as of December 31, 2025.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate gaming terminals within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into an exclusive location agreement with Accel. In late August and early September 2012, each of the Defendant Establishments signed a separate location agreement with the Company, purporting to grant the Company the exclusive right to operate gaming terminals in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the Illinois Gaming Board (“IGB”). As a result of subsequent litigation, the Supreme Court of Illinois determined that the IGB has exclusive jurisdiction to decide the validity and enforceability of gaming terminal use agreements, including the J&J Assigned Agreements.
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the J&J Assigned Agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed two new lawsuits to challenge the IGB’s rulings. J&J lost at both the trial court and appellate court level and recently filed a petition with the Illinois Supreme Court seeking permission for a further appeal. The petition for leave to appeal was denied by the Illinois Supreme Court. The second case is awaiting a ruling at the trial court level. The Company does not have a present estimate regarding the potential damages, if any, that could potentially be awarded in this litigation and, accordingly, has established no reserves relating to such matters.
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
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the IGB, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court granted summary judgment in favor of the Company. The only remaining claim is Midwest’s claim against the IGB for the administrative review of the IGB’s decision. A ruling on that is expected sometime in the first half of 2026.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association in the Circuit Court of Cook County. Rather than litigate the alleged violation, the Company pleaded no contest and has made the appropriate payments to the municipality during 2023, 2024 and 2025. In November 2025, a Circuit Court ruling, favorable to the Company, indefinitely stayed future administrative hearings and

Accel Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

fines pending an appeal by the Illinois municipality. The Company does not anticipate making future voluntary payments during the appeal process.
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating gaming terminals within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax and won a temporary restraining order. On March 21, 2025, the Circuit Court of Cook County ruled favorably for the Company. The municipality has appealed this ruling.
The results for the years ended December 31, 2025 and 2024 included losses of $0.8 million and $0.5 million, respectively, related to these matters, which is included within general and administrative expenses in the consolidated statements of operations and other comprehensive income.
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
The components of basic and diluted EPS were as follows (in thousands, except per share amounts):

	2025	2024	2023
Net income attributable to Accel Entertainment, Inc.	$51,470	$35,252	$45,603

Basic weighted average outstanding shares of common stock	85,020	83,747	85,949
Dilutive effect of stock-based awards for common stock	1,347	1,230	854
Diluted weighted average outstanding shares of common stock	86,367	84,977	86,803

Earnings per common share:
Basic	$0.61	$0.42	$0.53
Diluted	$0.60	$0.41	$0.53
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.2 million, 4.3 million, and 4.4 million shares for the years ended December 31, 2025, 2024 and 2023, respectively.