Form 10-Q
period 2026-03-31
Accel Entertainment, Inc.
filed 2026-05-05
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2026, there were 81,392,900 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2026	2025
Net revenues:
Net gaming	$331,425	$301,951
Amusement	5,825	5,908
Manufacturing	1,240	3,858
ATM fees and other	13,068	12,195
Total net revenues	351,558	323,912
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	241,616	221,472
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	636	2,076
General and administrative	58,048	53,004
Depreciation and amortization of property and equipment	13,862	12,301
Amortization of intangible assets and route and customer acquisition costs	6,790	6,290
Other expenses, net	3,526	2,817
Total operating expenses	324,478	297,960
Operating income	27,080	25,952
Interest expense, net	8,501	8,685
Loss from unconsolidated affiliates	16	16
Gain on change in fair value of contingent earnout shares	(1,476)	(2,355)
Income before income tax expense	20,039	19,606
Income tax expense	5,376	4,993
Net income	$14,663	$14,613
Less: Net loss attributed to redeemable noncontrolling interests	(10)	(26)
Net income attributable to Accel Entertainment, Inc.	$14,673	$14,639

Earnings per common share:
Basic	$0.18	$0.17
Diluted	0.17	0.17
Weighted average number of common shares outstanding:
Basic	82,562	86,003
Diluted	84,094	87,223

Comprehensive income
Net income	$14,663	$14,613
Unrealized loss on interest rate hedging instruments (net of income tax benefit of $(18), and $(426), respectively)	(48)	(1,133)
Comprehensive income	$14,615	$13,480
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(10)	(26)
Comprehensive income attributable to Accel Entertainment, Inc.	$14,625	$13,506

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	March 31,	December 31
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$274,095	$296,566
Accounts receivable, net	13,593	14,198
Prepaid expenses	9,374	7,102
Inventories	8,563	8,231
Income taxes receivable	3,895	9,121
Interest rate hedging instruments	—	430
Other current assets	7,817	7,386
Total current assets	317,337	343,034
Property and equipment, net	349,241	350,304
Route and customer acquisition costs, net	31,581	31,147
Location contracts acquired, net	181,516	186,406
Goodwill	114,426	114,426
Other intangible assets, net	60,447	61,034
Interest rate hedging instruments, net of current	285	—
Other assets	16,411	17,042
Total assets	$1,071,244	$1,103,393
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$30,000	$37,583
Current portion of route and customer acquisition costs payable	2,974	2,473
Accrued location gaming expense	5,170	5,516
Accrued state gaming expense	21,890	21,065
Accounts payable and other accrued expenses	43,500	51,028
Accrued compensation and related expenses	9,994	9,946
Current portion of consideration payable	3,645	3,881
Total current liabilities	117,173	131,492
Debt, net of current maturities	550,561	569,837
Route and customer acquisition costs payable, less current portion	10,077	10,232
Consideration payable, less current portion	16,956	15,790
Contingent earnout share liability	32,201	33,676
Other long-term liabilities	8,543	9,373
Deferred income tax liability, net	59,394	59,230
Total liabilities	794,905	829,630

Temporary equity - Redeemable noncontrolling interest	4,070	4,080

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,621,766 shares issued and 81,575,213 shares outstanding at March 31, 2026; 96,250,980 shares issued and 82,287,349 shares outstanding at December 31, 2025	8	8
Additional paid-in capital	229,256	229,028
Treasury stock, at cost	(158,014)	(145,747)
Accumulated other comprehensive income	140	188
Accumulated earnings	200,879	186,206
Total stockholders' equity	272,269	269,683
Total liabilities, temporary equity, and stockholders' equity	$1,071,244	$1,103,393
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2026	$4,080	82,287,349	$8	$229,028	(13,963,631)	$(145,747)	$188	$186,206	$269,683
Repurchase of common stock	—	(1,082,922)	—	—	(1,082,922)	(12,267)	—	—	(12,267)
Stock-based compensation	—	—	—	2,499	—	—	—	—	2,499
Exercise of stock-based awards, net of shares withheld	—	370,786	—	(2,271)	—	—	—	—	(2,271)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	—	—	14,673	14,673
Net income attributable to noncontrolling interest	(10)	—	—	—	—	—	—	—	—
Balance, March 31, 2026	4,070	81,575,213	8	229,256	(15,046,553)	(158,014)	140	200,879	272,269

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—		—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net income attributable to noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	4,252	84,927,240	8	222,462	(11,183,449)	(115,789)	3,012	149,375	259,068

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$14,663	$14,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,862	12,301
Amortization of intangible assets and route and customer acquisition costs	6,790	6,290
Amortization of debt issuance costs	270	435
Gain on change in fair value of contingent earnout shares	(1,476)	(2,355)
Stock-based compensation expense	2,499	2,091
Loss on disposal of property and equipment	650	111
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	386	352
Remeasurement of contingent consideration	1,200	(153)
Payments on consideration payable	(447)	(298)
Accretion of interest on route and customer acquisition costs payable, contingent consideration, and contingent stock consideration	629	548
Deferred income taxes	(103)	(715)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,703)	161
Accounts receivable, net	605	(2,123)
Inventories	(332)	(416)
Income taxes receivable	5,226	—
Route and customer acquisition costs	(1,890)	(1,232)
Route and customer acquisition costs payable	152	203
Accounts payable and accrued expenses	1,719	16,157
Accrued compensation and related expenses	48	(3,254)
Other assets	995	2,036
Net cash provided by operating activities	42,743	44,752
Cash flows from investing activities:
Purchases of property and equipment	(22,859)	(26,755)
Proceeds from the sale of property and equipment	347	694
Business and asset acquisitions, net of cash acquired	(557)	(125)
Net cash used in investing activities	(23,069)	(26,186)
Cash flows from financing activities:
Payments on debt	(27,000)	(14,863)
Payments for debt issuance costs	(46)	—
Payments for repurchase of common stock	(12,146)	(10,202)
Payments on interest rate hedging instruments	(83)	(1,218)
Payments on financing of property and equipment	(276)	—
Payments on finance leases	(66)	(80)
Payments on consideration payable	(257)	(136)
Tax withholding on stock-based payments	(2,271)	(1,433)
Net cash used in financing activities	(42,145)	(27,932)
Net decrease in cash and cash equivalents	(22,471)	(9,366)
Cash and cash equivalents:
Beginning of period	296,566	281,305
End of period	$274,095	$271,939

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$7,942	$8,065
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$7,961	$13,552
Purchase of equipment financed through vendor	$4,498	$571
Deferred premium on interest rate caplets	$—	$830
Acquisition of businesses and assets:
Total identifiable net assets acquired	$557	$125
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
The business primarily consists of the installation, maintenance, operation and servicing of gaming terminals and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments as well as casinos and horse racing venues. The Company also operates stand-alone ATMs in gaming and non-gaming locations and designs and manufactures gaming terminals and related equipment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and preparation: The condensed consolidated financial statements and accompanying notes were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). In preparing our condensed consolidated financial statements, we applied the same significant accounting policies as described in Note 2 to the consolidated financial statements in the Form 10-K. Any significant changes to those accounting policies are discussed below. Interim results are not necessarily indicative of results for a full year.
Use of estimates: The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used by the Company include, among other things, the useful lives for depreciable and amortizable assets, income tax provisions, the evaluation of the future realization of deferred tax assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business and asset acquisitions, the selection of useful lives for depreciable and amortizable assets in conjunction with business and asset acquisitions, the valuation of level 3 investments, the valuation of contingent earnout shares, the valuation of interest rate hedging instruments, contingencies, and the expected term of share-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.

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
In 2024, the Company invested $5.0 million in HBC Gaming LLC (“HBC”), in exchange for a 5% equity interest. HBC is a local entertainment company based in Hampton, New Hampshire that specializes in providing a variety of gaming services to its customers. The Company assessed its investment and determined it is an investment in a VIE but determined it is not the primary beneficiary and does not consolidate HBC. The Company’s maximum risk of loss is equal to its initial $5.0 million investment. As such, the Company’s 5% investment in HBC qualifies for equity method accounting. The Company recorded its initial investment of $5.0 million within other assets on the condensed consolidated balance sheets. The Company also has obligations to fund additional equity investments in the event certain construction and development milestones are met in an amount up to 10% ownership of HBC, on an undiluted basis, at an additional cost of up to $6.5 million.
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the three months ended March 31, 2026 and 2025.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three months ended March 31, 2026 and 2025 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended March 31,
	2026	2025
Net revenues by state:
Illinois	$252,798	$233,479
Montana	40,636	41,136
Nevada	29,301	27,617
Louisiana	10,143	9,025
Nebraska	11,381	7,230
Georgia	6,184	4,325
Other	1,115	1,100
Total net revenues	$351,558	$323,912
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
Note 3. Inventories
Inventories consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and manufacturing supplies	$6,696	$6,423
Finished products	1,867	1,808
Total inventories	$8,563	$8,231
As of March 31, 2026 and December 31, 2025, no write down of inventory was determined necessary.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Gaming terminals, software and equipment	$481,552	$472,444
Amusement, ATM and other equipment	28,390	28,294
Office equipment and furniture	7,981	7,774
Computer equipment and software	26,281	26,153
Leasehold improvements	12,046	12,156
Vehicles	22,425	22,526
Buildings and improvements (1)	51,798	51,412
Land (1)	9,350	9,086
Construction in progress	4,236	3,719
Total property and equipment	644,059	633,564
Less accumulated depreciation and amortization	(294,818)	(283,260)
Total property and equipment, net	$349,241	$350,304
(1) Includes properties leased to third parties of $13.5 million and $10.0 million as of March 31, 2026, and December 31, 2025, respectively.
Depreciation and amortization of property and equipment was $13.9 million for the three months ended March 31, 2026. In comparison, depreciation and amortization of property and equipment was $12.3 million for the three months ended March 31, 2025.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $15.5 million and $15.1 million as of March 31, 2026 and December 31, 2025, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $13.1 million and $12.7 million as of March 31, 2026 and December 31, 2025, respectively, of which approximately $3.0 million and $2.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $31.9 million and $31.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $2.2 million and $5.0 million as of March 31, 2026 and December 31, 2025, respectively.
Route and customer acquisition costs consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cost	$49,907	$48,727
Accumulated amortization	(18,326)	(17,580)
Route and customer acquisition costs, net	$31,581	$31,147

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Amortization expense of route and customer acquisition costs was $1.1 million for the three months ended March 31, 2026. In comparison, amortization expense of route and customer costs was $0.6 million for the three months ended March 31, 2025.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cost	$335,272	$335,029
Accumulated amortization	(153,756)	(148,623)
Location contracts acquired, net	$181,516	$186,406
Amortization expense of location contracts acquired was $5.1 million for both the three months ended March 31, 2026 and 2025.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $114.4 million as of March 31, 2026 and December 31, 2025, of which $34.2 million was deductible for tax purposes as of March 31, 2026. Goodwill is tested for impairment annually or when triggering events occur. There were no indicators of impairment of goodwill as of March 31, 2026.
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.
Other intangible assets consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026			December 31, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(4,308)	$2,492	$6,800	$(4,112)	$2,688
Software Applications	8 years	7,800	(3,738)	4,062	7,800	(3,494)	4,306
Trade Names	20 years	11,700	(2,006)	9,694	11,700	(1,859)	9,841
Operating Licenses	Indefinite	44,199	N/A	44,199	44,199	N/A	44,199
		$70,499	$(10,052)	$60,447	$70,499	$(9,465)	$61,034
Amortization expense of other intangible assets was $0.6 million for both the three months ended March 31, 2026, and 2025, respectively.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount. This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of March 31, 2026.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 9. Debt
The Company’s debt as of March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Revolving credit facility	$—	$12,000
Term Loan facility	585,000	600,000
Total borrowings	585,000	612,000
Add: Remaining premium on interest rate caplets financed as debt	—	83
Total debt	585,000	612,083
Less: Debt issuance costs	(4,439)	(4,663)
Total debt, net of debt issuance costs	580,561	607,420
Less: Current maturities	(30,000)	(37,583)
Total debt, net of current maturities	$550,561	$569,837
As of March 31, 2026, the weighted-average interest rate on the Company’s borrowings was approximately 5.5%.
Other Financing Activities
From time to time, the Company may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $4.5 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively, of which $1.7 million is recorded in accounts payable and other accrued expenses for both periods with the remaining $2.8 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets for the years ended March 31, 2026, and December 31, 2025, respectively.
Interest rate hedging instruments
The Company manages its exposure to interest rate risk through the use of interest rate hedging instruments, which are derivative financial instruments.
On January 12, 2022, the Company hedged the variability of the cash flows attributable to changes in the 1-month Secured Overnight Financing Rate (“SOFR”) interest rates on the first $300 million of the term loan under the Company’s prior credit agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which expired in January 2026.
On January 30, 2026, following the expiration of the caplets and to continue to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate, the Company entered into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
The Company recognized an unrealized loss, net of taxes, on the change in fair value of the interest rate hedging instruments of less than $0.1 million for the three months ended March 31, 2026. In comparison, the Company recognized an unrealized loss, net of taxes, of $1.1 million for the three months ended March 31, 2025. For more information on how the Company determines the fair value of the interest rate hedging instruments, see Note 12. The Company also recognized interest income on the caplets of $0.4 million for the three months ended March 31, 2026. In comparison, the Company recognized interest income on the caplets of $1.8 million for the three months ended March 31, 2025. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income. As of March 31, 2026 there has been no realized gain or loss on the interest rate collar.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 10. Business Acquisitions
2025 Business Acquisitions
Dynasty Games
On December 1, 2025, the Company acquired Dynasty Games (“Dynasty”), a Nevada based operator and owner of multiple licensed video poker establishments, for a total purchase price of $4.3 million, which included i) $4.0 million paid in cash at closing and ii) $0.3 million deposited in escrow that is tied to contingent liability with an estimated fair value of $0.3 million. In April 2026, the Company paid $0.1 million of the contingent liability using the funds deposited in escrow. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming equipment totaling $0.3 million, ii) vehicles totaling less than $0.1 million, iii) inventory totaling less than $0.1 million, iv) furniture & fixtures totaling less than $0.1 million, v) location contracts totaling $3.8 million, and vi) contingent liability totaling $0.3 million. The results of operations for Dynasty are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90 days in investing activities, payments after 90 days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Fair Share Gaming	1,432	9,096	1,349	8,050
Skyhigh	525	4,057	520	3,998
IVSM	95	—	194	—
IGE	596	1,158	586	1,138
Island	100	—	100	—
Dynasty	245	—	243	—
Randy’s	—	—	175	—
Toucan Gaming	482	2,645	475	2,604
Pelican	170	—	239	—
Total	$3,645	$16,956	$3,881	$15,790
All acquisitions mentioned in the table above occurred prior to 2025 with the exception of Dynasty.

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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities in active markets.
Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	285	—	285	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	430	—	430	—
Interest rate hedging instruments
The Company determines the fair value of the interest rate hedging instruments using quotes that are based on models whose inputs are observable SOFR forward interest rate curves. The valuation of the interest rate hedging instruments is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of the interest rate hedging instruments are classified within other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income. Realized gains on the interest rate hedging instruments are recorded to interest expense, net on the accompanying condensed consolidated statements of operations and comprehensive income and included within cash payments for interest, net on the condensed consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,306	$—	$—	$17,306
Contingent earnout shares	32,201	—	32,201	—
Total	$49,507	$—	$32,201	$17,306

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,253	$—	$—	$16,253
Contingent earnout shares	33,676	—	33,676	—
Total	$49,929	$—	$33,676	$16,253
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2026, the Company had acquired a total of 18.7 million shares under the share repurchase program at a total purchase price of $195.6 million, of which 1.1 million shares at a total purchase price of $12.1 million were acquired during the three months ended March 31, 2026.
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
•Loss from unconsolidated affiliates
•Loss on change in fair value of contingent earnout shares
•Other expenses, net which consists of i) non-cash expenses including the remeasurement of contingent consideration liabilities, ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, iii) other non-recurring expenses and beginning in 2026 iv) gain or loss on sale of fixed assets, which were previously presented in general and administrative expenses. Prior periods have not been recast to reflect this change.
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
The Company has determined that with the acquisition of Fairmount in December 2024, it has two operating segments: distributed gaming and casino and racing as of March 31, 2026. However, the casino and racing operating segment does not meet the criteria of a reportable segment from a quantitative standpoint as of March 31, 2026. The Company will continue to evaluate from a quantitative and qualitative standpoint whether the casino and racing operating segment meets the criteria of a reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and comprehensive income and are included in the table below.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the three months ended March 31, 2026 and 2025. Additionally, the Company has included an "all other" operating segment which is its casino and racing operations that is neither individually reportable nor able to be aggregated or combined with another operating segment.

(in thousands)	Three Months Ended March 31,
	2026	2025
Distributed gaming
Total net revenues (1)	$340,801	$318,062
Adjustments: (2)
Cost of revenue	237,034	219,680
Compensation related costs - operations (3)	22,373	20,956
Compensation related costs - general and administrative (3)	12,543	12,447
All other segment items (4) (6)	15,261	15,632
Adjusted EBITDA for distributed gaming	$53,590	$49,347

Adjusted EBITDA for “all other” operating segment (5)	$167	$167

Less Adjustments for:
Depreciation and amortization of property and equipment	$13,862	$12,301
Amortization of intangible assets and route and customer acquisition costs	6,790	6,290
Interest expense, net	8,501	8,685
Emerging markets	—	63
Loss from unconsolidated affiliates	16	16
Stock-based compensation expense	2,499	2,091
Gain on change in fair value of contingent earnout shares	(1,476)	(2,355)
Other expenses, net (6)	3,526	2,817
Income before income tax expense	$20,039	$19,606
Income tax expense	5,376	4,993
Net income	$14,663	$14,613
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
(4)All other segment items include other operating and general and administrative expenses (such as general and administrative expenses related to parts, advertising, information technology, etc.) which are included in general and administrative on the condensed consolidated statements of operations and comprehensive income and cost of manufacturing goods sold, as well as, adjustments for stock-based compensation expense and emerging markets.
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of March 31, 2026. The "all other" operating segment had total net revenues of $10.8 million; cost of revenues of $4.6 million; compensation related costs of $3.2 million in operations and $0.8 million in general and administrative; and all other segment items of $2.0 million for the three months ended March 31, 2026.
(6)Loss on sale of fixed assets was $0.7 million for the three months ended March 31, 2026 and is included in Other expenses, net. Loss on sale of fixed assets was $0.1 million for the three months ended March 31, 2025 and is presented in All other segment items, which is not an adjustment for EBITDA.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2026, the assets associated with the distributed gaming segment are $1.0 billion and the assets for the "all other" operating segment were $60.5 million. See the condensed consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.
Note 15. Stock-based Compensation
The Company grants various types of stock-based compensation awards. The Company measures its stock-based compensation expense based on the grant date fair value of the award and recognizes the expense over the requisite service period for the respective award.
Under the Accel Entertainment, Inc. Long Term Incentive Plan, the Company issued 164,794 restricted stock units (“RSUs”) to members of the Board during the first quarter of 2026, which will vest at the end of 2026. The estimated grant date fair value of these RSUs totaled $1.8 million.
Stock-based compensation expense, which pertains to the Company’s RSUs and performance-based restricted stock units, was $2.5 million for the three months ended March 31, 2026. In comparison, stock-based compensation expense was $2.1 million for the three months ended March 31, 2025. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $5.4 million and $5.0 million for the three months ended March 31, 2026, and 2025, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 26.8% and 25.5% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce the Company’s overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our current tax expense for the three months ended March 31, 2026, which was offset by an increase to deferred tax expense.
On May 1, 2026, the Company purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. The Company will use the purchased tax credits on its 2025 federal tax return. Any excess credits that are not used on the 2025 federal tax return will be carried back to tax years 2022-2024 and will be fully utilized.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The Company has been involved in a series of related litigated matters stemming from claims that it wrongly contracted with various different licensed establishments (the “Defendant Establishments”) in 2012 in violation of the contractual rights held by J&J Ventures Gaming, LLC (“J&J”), as further described below.
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
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the IGB, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court granted summary judgment in favor of the Company. The only remaining claim is Midwest’s claim against the IGB for the administrative review of the IGB’s decision. A ruling on that is expected sometime in the second quarter of 2026.
In July 2022, an enforcement action was brought against the Company by an Illinois municipality related to an alleged violation of an ordinance requiring the collection of an additional tax, the enforceability of which is currently being contested by the Illinois Gaming Machine Operators Association in the Circuit Court of Cook County. Rather than litigate the alleged violation, the Company pleaded no contest and has made the appropriate payments to the municipality during 2023, 2024 and 2025. In November 2025, a Circuit Court ruling, favorable to the Company, indefinitely stayed future administrative hearings and fines pending an appeal by the Illinois municipality. The Company does not anticipate making future voluntary payments during the appeal process.

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
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Accel Entertainment, Inc.	$14,673	$14,639

Basic weighted average outstanding shares of common stock	82,562	86,003
Dilutive effect of stock-based awards for common stock	1,532	1,220
Diluted weighted average outstanding shares of common stock	84,094	87,223

Earnings per common share:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.3 million and 4.4 million shares as of March 31, 2026 and 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intend,” “may,” “strategy,” “prospects,” “estimate,” “will,” “should,” “could,” “project,” “target,” “anticipate,” and other similar words and involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•Operates a thoroughbred horse race track with 57 race days anticipated in 2026
•Operates a casino with ~260 gaming positions and 7 table games
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

Georgia	2020	Bulldog Gaming	•Operates skill-based coin-operated amusement machines with winnings paid by gift cards through redemption terminals or Bulldog Wallet for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming	•Truck stop gaming parlors (up to 60 gaming terminals) •Establishments with a liquor license (up to 4 gaming terminals) –Bars/restaurants/retail –Fraternal organizations –Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill, which we define as gaming terminals
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Licensed to operate at qualified truck stops •Actively exploring opportunities

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
We also enter into space lease agreements, primarily in the Nevada market, where the location earns a fixed monthly rental fee in exchange for the right for us to operate at the location. For these agreements, we are the sole holder of the applicable gaming license that allows us to operate in that location. Under these agreements, we recognize all of the gaming revenue and record the fixed monthly rental fees as cost of revenue.

Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation, economic impacts from the conflict in Iran, and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Economic conditions that adversely impact players’ ability and desire to spend disposable income at our location partners may adversely affect our results of operations and cash flows. For the first three months of 2026, we have not observed any material impacts to our business or outlook from the macroeconomic factors noted above.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business tax payers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact us are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce our overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our tax expense for the three months ended March 31, 2026, which was offset by an increase to deferred tax expense.

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
Operating expenses
Cost of revenue. Cost of revenue consists of i) taxes on net gaming revenue that is payable to the appropriate jurisdiction, ii) licenses, permits and other fees required for the operation of our business, iii) location revenue share, which is governed by local governing bodies and location contracts, iv) ATM and amusement commissions payable to locations, v) ATM and amusement fees and vi) expenses from our casino and racing operations.
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of gaming terminals and software as well as other ancillary equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative expense. Operating expense includes compensation-related costs for service technicians, route technicians, route security, preventative maintenance personnel and marketing. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and gaming terminals. General and administrative expense includes compensation-related costs for account managers and other corporate personnel. In addition, general and administrative expense also includes information technology, insurance, rent and professional fees.
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

Interest expense, net
Interest expense, net consists of interest on our credit facility, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate caplets. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.75% to 2.50% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.
Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2026 and 2025:

(in thousands, except %'s)	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues:
Net gaming	$331,425	$301,951	$29,474	9.8%
Amusement	5,825	5,908	(83)	(1.4)%
Manufacturing	1,240	3,858	(2,618)	(67.9)%
ATM fees and other	13,068	12,195	873	7.2%
Total net revenues	351,558	323,912	27,646	8.5%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	241,616	221,472	20,144	9.1%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	636	2,076	(1,440)	(69.4)%
General and administrative	58,048	53,004	5,044	9.5%
Depreciation and amortization of property and equipment	13,862	12,301	1,561	12.7%
Amortization of intangible assets and route and customer acquisition costs	6,790	6,290	500	7.9%
Other expenses, net	3,526	2,817	709	25.2%
Total operating expenses	324,478	297,960	26,518	8.9%
Operating income	27,080	25,952	1,128	4.3%
Interest expense, net	8,501	8,685	(184)	(2.1)%
Loss from unconsolidated affiliates	16	16	—	0.0%
Gain on change in fair value of contingent earnout shares	(1,476)	(2,355)	(879)	(37.3)%
Income before income tax expense	20,039	19,606	433	2.2%
Income tax expense	5,376	4,993	383	7.7%
Net income	$14,663	$14,613	$50	0.3%

Net revenues
Total net revenues for the three months ended March 31, 2026 were $351.6 million, an increase of $27.6 million, or 8.5%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $29.5 million, which reflected an increase in gaming locations, terminals and revenue from our casino operations, partially offset by a decrease in manufacturing revenue of $2.6 million, or 67.9%, due to lower equipment (timing) and software sales. Net revenues by state are presented below:

(in thousands, except %s)	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues by state:
Illinois	$252,798	$233,479	$19,319	8.3%
Montana	40,636	41,136	(500)	(1.2)%
Nevada	29,301	27,617	1,684	6.1%
Louisiana	10,143	9,025	1,118	12.4%
Nebraska	11,381	7,230	4,151	57.4%
Georgia	6,184	4,325	1,859	43.0%
Other	1,115	1,100	15	1.4%
Total net revenues	$351,558	$323,912	$27,646	8.5%
Cost of revenue
Cost of revenue for the three months ended March 31, 2026 was $241.6 million, an increase of $20.1 million, or 9.1%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our casino operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended March 31, 2026 was $0.6 million, a decrease of $1.4 million, or 69.4%, due to the previously mentioned decrease in equipment and software sales.
General and administrative
General and administrative expenses for the three months ended March 31, 2026 were $58.0 million, an increase of $5.0 million, or 9.5%, compared to the prior-year period. The increase was primarily attributable to higher compensation-related costs, as we continue to grow our operations.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended March 31, 2026 was $13.9 million, an increase of $1.6 million, or 12.7%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended March 31, 2026 were $6.8 million, an increase of $0.5 million, or 7.9%, compared to the prior-year period due to higher amortization expense on route and customer acquisition costs.
Other expenses, net
Other expenses, net for the three months ended March 31, 2026 were $3.5 million, a increase of $0.7 million, or 25.2%, compared to the prior-year period. The increase was primarily attributable to higher fair value adjustments associated with the revaluation of contingent consideration liabilities and losses on sales of assets, partially offset by lower non-recurring expenses, and lower non-recurring lobbying and legal expenses related to new markets.

Interest expense, net
Interest expense, net for the three months ended March 31, 2026 was $8.5 million, which was a decrease of $0.2 million, or 2.1%, compared to the prior-year period. We experienced lower interest rates, partially offset by a lower benefit realized on our interest rate caplets and an increase in average outstanding debt. For the three months ended March 31, 2026, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 5.5% compared to 6.5% in the prior-year period.
Gain on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended March 31, 2026 was a gain of $1.5 million, compared to a gain of $2.4 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended March 31, 2026 was $5.4 million, an increase of $0.4 million, or 7.7%, compared to the prior-year period. The effective tax rate for the three months ended March 31, 2026 was 26.8% compared to 25.5% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
The following table sets forth information with respect to our primary locations:

	As of March 31,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	2,678	2,745	(67)	(2.4)%
Montana	627	618	9	1.5%
Nevada	450	355	95	26.8%
Louisiana	99	96	3	3.1%
Nebraska	290	267	23	8.6%
Georgia	396	310	86	27.7%
Total	4,540	4,391	149	3.4%
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of March 31,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	15,413	15,624	(211)	(1.4)%
Montana	6,675	6,526	149	2.3%
Nevada	3,348	2,623	725	27.6%
Louisiana	728	614	114	18.6%
Nebraska	1,053	949	104	11.0%
Georgia	1,136	844	292	34.6%
Total	28,353	27,180	1,173	4.3%

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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three months ended:

	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Illinois	$962	$885	$77	8.7%
Montana	639	610	29	4.8%
Nevada	713	802	(89)	(11.1)%
Louisiana	1,101	972	129	13.3%
Nebraska	412	263	149	56.7%
Georgia	165	145	20	13.8%

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
•Loss from unconsolidated affiliates
•Gain on change in fair value of contingent earnout shares
•Other expenses, net which consists of i) non-cash expenses including the remeasurement of contingent consideration liabilities, ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, iii) other non-recurring expenses, and beginning in 2026 iv) gain or loss on sale of fixed assets, which were previously presented in general and administrative expenses. Prior periods have not been recast to reflect this change.
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
◦As of June 2025, we no longer have any emerging markets.
•Income tax expense

Adjusted EBITDA

(in thousands, except %s)	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)

Net income	$14,663	$14,613	$50	0.3%
Adjustments:
Amortization of intangible assets and route and customer acquisition costs	6,790	6,290	500	7.9%
Stock-based compensation expense	2,499	2,091	408	19.5%
Loss from unconsolidated affiliates	16	16	—	—%
Gain on change in fair value of contingent earnout shares	(1,476)	(2,355)	879	(37.3)%
Other expenses, net (1)	3,526	2,817	709	25.2%
Depreciation and amortization of property and equipment	13,862	12,301	1,561	12.7%
Interest expense, net	8,501	8,685	(184)	(2.1)%
Emerging markets	—	63	(63)	(100.0)%
Income tax expense	5,376	4,993	383	7.7%
Adjusted EBITDA	$53,757	$49,514	$4,243	8.6%

(1)Loss on sale of fixed assets was $0.7 million for the three months ended March 31, 2026 and is included in Other expenses, net. Loss on sale of fixed assets was $0.1 million for the three months ended March 31, 2025 and is presented in general and administrative expenses, which is not an adjustment for EBITDA.
Adjusted EBITDA for the three months ended March 31, 2026, was $53.8 million, an increase of $4.2 million, or 8.6%, compared to the prior-year period. The increase was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors (“Board”) approved share repurchase program and near-term acquisitions. As of March 31, 2026, we had $274.1 million in cash and cash equivalents.
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

As of March 31, 2026, the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 5.5%.
We were in compliance with all debt covenants under the Credit Agreement as of March 31, 2026 and expect to remain in compliance for the next 12 months.
Other Financing Activities
From time to time, we may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $4.5 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively, of which $1.7 million is recorded in accounts payable and other accrued expenses for both periods with the remaining $2.8 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets for the years ended March 31, 2026, and December 31, 2025, respectively.
Interest rate hedging instruments
We manage our exposure to interest rate risk through the use of interest rate hedging instruments, which are derivative financial instruments.
On January 12, 2022, we hedged the variability of the cash flows attributable to changes in the 1-month SOFR interest rates on the first $300 million of the term loan under the prior credit agreement by entering into a 4-year series of 48 deferred premium caplets (“caplets”), which expired in January 2026.
On January 30, 2026, following the expiration of the caplets and to continue to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate, we entered into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
We recognized an unrealized loss, net of taxes, on the change in fair value of the interest rate hedging instruments of less than $0.1 million for the three months ended March 31, 2026. In comparison, we recognized an unrealized loss, net of taxes, of $1.1 million for the three months ended March 31, 2025. We also recognized interest income on the caplets of $0.4 million for the three months ended March 31, 2026. In comparison, we recognized interest income on the caplets of $1.8 million for the three months ended March 31, 2025. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income. As of March 31, 2026 there has been no realized gain or loss on the interest rate collar.
Temporary equity
In 2024, we acquired 85% of the ownership interests in both Toucan Gaming, LLC and LSM Gaming, LLC (herein referred to as “Toucan Gaming”), two Louisiana-based operators and owners of multiple licensed video poker establishments. Concurrent with the acquisition, we entered into a redemption agreement with the noncontrolling interest holder in the form of put and call options that would allow us to eventually own 100% of Toucan Gaming. The noncontrolling interest holder may exercise its put option after seven years, or if we have a change in control event. We may exercise our call option after ten years or upon termination of key employees of Toucan Gaming for cause. The redemption provisions are not currently considered probable. As these redemption features are not solely within our control, they cause the noncontrolling interests to be redeemable. As a result, we recorded the redeemable noncontrolling interest to temporary equity at its acquisition date fair value based on the proportionate share in net assets of Toucan Gaming, which is reported in the mezzanine section between total liabilities and shareholders’ equity in the condensed consolidated balance sheets. These redeemable noncontrolling interests are subsequently recorded at carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss. If the redemption criteria become probable, the redeemable noncontrolling interests are recorded at the greater of carrying value, which is adjusted for the noncontrolling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, we will remeasure the redeemable noncontrolling interests to its redemption value at which point any measurement period adjustments are recorded to equity and a corresponding adjustment to earnings per share.
Tax credit purchases
On May 1, 2026, we purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. We will use the purchased tax credits on our 2025 federal tax return. Any excess credits that are not used on the 2025 federal tax return will be carried back to tax years 2022-2024 and will be fully utilized.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands, except %s)	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)

Net cash provided by operating activities	$42,743	$44,752	$(2,009)	(4.5)%
Net cash used in investing activities	(23,069)	(26,186)	3,117	11.9%
Net cash used in financing activities	(42,145)	(27,932)	(14,213)	(50.9)%
Net cash provided by operating activities
For the three months ended March 31, 2026, net cash provided by operating activities was $42.7 million, a decrease in cash of $2.0 million compared to the prior-year period due primarily to favorable changes in working capital adjustments for accounts payable and accrued expenses, partially offset by unfavorable changes related to income taxes.
Net cash used in investing activities
For the three months ended March 31, 2026, net cash used in investing activities was $23.1 million, a decrease in cash used of $3.1 million compared to the prior-year period. The decrease in cash used was primarily attributable to less cash used for the purchase of property, plant and equipment. We anticipate our capital expenditures will be approximately $60-70 million in 2026.
Net cash used in financing activities
For the three months ended March 31, 2026, net cash used in financing activities was $42.1 million, an increase in cash used of $14.2 million compared to the prior-year period. The increase is primarily attributable to higher payments on debt and higher repurchases of our Class A-1 common stock.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our credit facility were $585.0 million as of March 31, 2026. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt could negatively impact future earnings and cash flows by approximately $5.9 million annually, assuming the balance outstanding under the credit facility remained at $585.0 million.
In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 caplets on January 12, 2022, which expired in January 2026. The caplets protected our exposure when the 1-month SOFR interest rate exceeded 2%. On January 30, 2026, the Company continued to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate by entering into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest‑rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, gaming terminals, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2026, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference to the discussion in Note 17, Commitments and Contingencies, of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
An investment in our Class A-1 common stock involves a high degree of risk. You should carefully consider the risk factors described under Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q in analyzing an investment in our Class A-1 common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our Class A-1 common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
There have been no material changes in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table presents a summary of share repurchases made during the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

January 1, 2026 - January 31, 2026	324,544	$11.39	324,544	$159.6

February 1, 2026 - February 28, 2026	414,522	$11.10	414,522	$155.0

March 1, 2026 - March 31, 2026	343,856	$11.18	343,856	$151.2

Total	1,082,922	$11.22	1,082,922
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On March 13, 2026, Mark Phelan, our President, US Gaming and Chief Operating Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Phelan Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Phelan Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Phelan Rule 10b5-1 Plan provides for the potential sale of up to 100,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Phelan Rule 10b5-1 Plan between June 15, 2026 and June 30, 2027.
The Phelan Rule 10b5-1 Plan included a representation from Mr. Phelan to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the plan at the time the plan was entered into. A similar representation was made to us in a certification provided in connection with the adoption of the plan under our insider trading policy. These representations were made as of the date of adoption of the applicable plan or certification, as applicable, and speak only as of those dates. In making these representations, there is no assurance with respect to any material nonpublic information of which the applicable officer was unaware, or with respect to any material nonpublic information acquired by Mr. Phelan or by us after the applicable date of the representation.
Once executed, transactions under the Phelan Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Phelan, or our other officers or directors.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1**
Amended and Restated Employment Agreement, dated February 2, 2026, by and between Accel Entertainment, Inc. and Mark Phelan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2026)

10.2**
Leadership Transition and Advisory Services Agreement, by and between Accel Entertainment, Inc. and Andrew Rubenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2026)

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

ACCEL ENTERTAINMENT, INC.

Date: May 5, 2026	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)