Form 10-Q
period 2026-06-30
Accel Entertainment, Inc.
filed 2026-08-04
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2026, there were 81,193,475 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Net gaming	$347,375	$313,919	$678,800	$615,870
Amusement	5,250	5,517	11,075	11,425
Manufacturing	568	1,763	1,808	5,621
ATM fees and other	14,932	14,710	28,000	26,905
Total net revenues	368,125	335,909	719,683	659,821
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	252,620	229,758	494,236	451,230
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	268	886	904	2,962
General and administrative	59,556	54,878	117,604	107,882
Depreciation and amortization of property and equipment	13,827	13,095	27,689	25,396
Amortization of intangible assets and route and customer acquisition costs	6,823	6,322	13,613	12,612
Other expenses, net	2,978	4,096	6,504	6,913
Total operating expenses	336,072	309,035	660,550	606,995
Operating income	32,053	26,874	59,133	52,826
Interest expense, net	8,642	8,771	17,143	17,456
Loss from unconsolidated affiliates	14	17	30	33
Loss on change in fair value of contingent earnout shares	5,018	5,734	3,542	3,379
Income before income tax expense	18,379	12,352	38,418	31,958
Income tax expense	5,872	5,090	11,248	10,083
Net income	$12,507	$7,262	$27,170	$21,875
Less: Net income (loss) attributed to redeemable noncontrolling interests	14	(53)	4	(79)
Net income attributable to Accel Entertainment, Inc.	$12,493	$7,315	$27,166	$21,954

Earnings per common share:
Basic	$0.15	$0.09	$0.33	$0.26
Diluted	0.15	0.08	0.32	0.25
Weighted average number of common shares outstanding:
Basic	82,039	85,710	82,299	85,856
Diluted	83,415	86,943	83,753	87,082

Comprehensive income
Net income	$12,507	$7,262	$27,170	$21,875
Unrealized gain (loss) on interest rate hedging instruments (net of income tax benefit of $840, $(312), $822, and $(738), respectively)	2,240	(830)	2,192	(1,963)
Comprehensive income	$14,747	$6,432	$29,362	$19,912
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	14	(53)	4	(79)
Comprehensive income attributable to Accel Entertainment, Inc.	$14,733	$6,485	$29,358	$19,991
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	June 30,	December 31
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$255,451	$296,566
Accounts receivable, net	13,854	14,198
Prepaid expenses	10,811	7,102
Inventories	9,611	8,231
Income taxes receivable	27,159	9,121
Interest rate hedging instruments	—	430
Other current assets	7,392	7,386
Total current assets	324,278	343,034
Property and equipment, net	359,567	350,304
Route and customer acquisition costs, net	32,860	31,147
Location contracts acquired, net	184,191	186,406
Goodwill	114,737	114,426
Other intangible assets, net	59,860	61,034
Interest rate hedging instruments, net of current	3,366	—
Other assets	18,139	17,042
Total assets	$1,096,998	$1,103,393
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$30,000	$37,583
Current portion of route and customer acquisition costs payable	3,180	2,473
Accrued location gaming expense	5,070	5,516
Accrued state gaming expense	20,343	21,065
Accounts payable and other accrued expenses	53,807	51,028
Accrued compensation and related expenses	14,433	9,946
Current portion of consideration payable	4,249	3,881
Total current liabilities	131,082	131,492
Debt, net of current maturities	543,329	569,837
Route and customer acquisition costs payable, less current portion	11,434	10,232
Consideration payable, less current portion	15,494	15,790
Contingent earnout share liability	37,218	33,676
Other long-term liabilities	10,194	9,373
Deferred income tax liability, net	60,299	59,230
Total liabilities	809,050	829,630

Temporary equity - Redeemable noncontrolling interest	4,084	4,080

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 96,746,724 shares issued and 81,222,573 shares outstanding at June 30, 2026; 96,250,980 shares issued and 82,287,349 shares outstanding at December 31, 2025	8	8
Additional paid-in capital	231,752	229,028
Treasury stock, at cost	(163,648)	(145,747)
Accumulated other comprehensive income	2,380	188
Accumulated earnings	213,372	186,206
Total stockholders' equity	283,864	269,683
Total liabilities, temporary equity, and stockholders' equity	$1,096,998	$1,103,393
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2026	$4,080	82,287,349	$8	$229,028	(13,963,631)	$(145,747)	$188	$186,206	$269,683
Repurchase of common stock	—	(1,082,922)	—	—	(1,082,922)	(12,267)	—	—	(12,267)
Stock-based compensation	—	—	—	2,499	—	—	—	—	2,499
Exercise of stock-based awards, net of shares withheld	—	370,786	—	(2,271)	—	—	—	—	(2,271)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	—	—	14,673	14,673
Net income attributable to noncontrolling interest	(10)	—	—	—	—	—	—	—	—
Balance, March 31, 2026	4,070	81,575,213	8	229,256	(15,046,553)	(158,014)	140	200,879	272,269
Repurchase of common stock	—	(477,598)	—	—	(477,598)	(5,634)	—	—	(5,634)
Stock-based compensation	—	—	—	3,243	—	—	—	—	3,243
Exercise of stock-based awards, net of shares withheld	—	124,958	—	(747)	—	—	—	—	(747)
Unrealized gain on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	2,240	—	2,240
Net income	—	—	—	—	—	—	—	12,493	12,493
Net income attributable to noncontrolling interest	14	—	—	—	—	—	—	—	—
Balance, June 30, 2026	$4,084	81,222,573	$8	$231,752	(15,524,151)	$(163,648)	$2,380	$213,372	$283,864

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—		—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net income attributable to noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	4,252	84,927,240	8	222,462	(11,183,449)	(115,789)	3,012	149,375	259,068
Repurchase of common stock	—	(634,414)	—	—	(634,414)	(6,781)	—	—	(6,781)
Stock-based compensation	—	—	—	2,789	—	—	—	—	2,789
Exercise of stock-based awards, net of shares withheld	—	178,584	—	(1,022)	—	—	—	—	(1,022)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(830)	—	(830)
Net income	—	—	—	—	—	—	—	7,315	7,315
Net income attributable to noncontrolling interest	(53)	—	—	—	—	—	—	—	—
Balance, June 30, 2025	$4,199	84,471,410	$8	$224,229	(11,817,863)	$(122,570)	$2,182	$156,690	$260,539

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$27,170	$21,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,689	25,396
Amortization of intangible assets and route and customer acquisition costs	13,613	12,612
Amortization of debt issuance costs	539	864
Loss on change in fair value of contingent earnout shares	3,542	3,379
Stock-based compensation expense	5,742	4,880
Loss on disposal of property and equipment	3,188	258
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	618	910
Remeasurement of contingent consideration	199	808
Payments on consideration payable	(1,325)	(481)
Accretion of interest on route and customer acquisition costs payable, and contingent consideration	1,393	1,100
Deferred income taxes	247	(2,575)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,715)	18
Accounts receivable, net	344	(1,214)
Inventories	(1,373)	(1,548)
Income taxes receivable	(18,038)	—
Route and customer acquisition costs	(4,468)	(7,475)
Route and customer acquisition costs payable	1,517	2,935
Accounts payable and accrued expenses	2,356	3,786
Accrued compensation and related expenses	4,487	997
Other assets	(1,018)	(1,968)
Net cash provided by operating activities	62,707	64,557
Cash flows from investing activities:
Purchases of property and equipment	(33,959)	(52,797)
Proceeds from the sale of property and equipment	1,076	1,177
Proceeds from the settlement of convertible notes	—	1,500
Acquisition of indefinite-lived operating license	—	(9,450)
Business and asset acquisitions, net of cash acquired	(14,323)	(393)
Net cash used in investing activities	(47,206)	(59,963)
Cash flows from financing activities:
Proceeds from debt	—	64,000
Payments on debt	(34,500)	(64,225)
Payments for debt issuance costs	(46)	—
Payments for repurchase of common stock	(17,724)	(16,915)
Payments on interest rate hedging instruments	(83)	(492)
Payments on financing of property and equipment	(564)	—
Payments on finance leases	(133)	(120)
Payments on consideration payable	(548)	(889)
Tax withholding on stock-based payments	(3,018)	(2,628)
Net cash used in financing activities	(56,616)	(21,269)
Net decrease in cash and cash equivalents	(41,115)	(16,675)
Cash and cash equivalents:
Beginning of period	296,566	281,305
End of period	$255,451	$264,630

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$16,246	$16,010
Income taxes, net	$29,071	$15,523
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$17,633	$7,706
Purchase of equipment financed through vendor	$4,210	$565
Deferred premium on interest rate caplets	$—	$583
Acquisition of businesses and assets:
Total identifiable net assets acquired	$15,166	$393
Less cash acquired	(99)	—
Less consideration payable	(744)	—
Cash purchase price	$14,323	$393
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
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the three and six months ended June 30, 2026 and 2025.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three and six months ended June 30, 2026 and 2025 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues by state:
Illinois	$264,476	$245,434	$517,273	$478,913
Montana	40,692	40,107	81,330	81,243
Nevada	31,683	27,078	60,984	54,695
Louisiana	10,931	9,630	21,074	18,655
Nebraska	12,224	7,881	23,605	15,111
Georgia	7,095	4,814	13,279	9,139
Other	1,024	965	2,138	2,065
Total net revenues	$368,125	$335,909	$719,683	$659,821
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
Note 3. Inventories
Inventories consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and manufacturing supplies	$7,685	$6,423
Finished products	1,926	1,808
Total inventories	$9,611	$8,231
As of June 30, 2026 and December 31, 2025, no write down of inventory was determined necessary.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Gaming terminals, software and equipment	$491,811	$472,444
Amusement, ATM and other equipment	28,443	28,294
Office equipment and furniture	8,393	7,774
Computer equipment and software	27,030	26,153
Leasehold improvements	12,701	12,156
Vehicles	22,378	22,526
Buildings and improvements (1)	53,839	51,412
Land (1)	9,350	9,086
Construction in progress	7,301	3,719
Total property and equipment	661,246	633,564
Less accumulated depreciation and amortization	(301,679)	(283,260)
Total property and equipment, net	$359,567	$350,304
(1) Includes properties leased to third parties of $15.8 million and $10.0 million as of June 30, 2026, and December 31, 2025, respectively.
Depreciation and amortization of property and equipment was $13.8 million and $27.7 million for the three and six months ended June 30, 2026, respectively. In comparison, depreciation and amortization of property and equipment was $13.1 million and $25.4 million for the three and six months ended June 30, 2025, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate gaming terminals. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $17.6 million and $15.1 million as of June 30, 2026 and December 31, 2025, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $14.6 million and $12.7 million as of June 30, 2026 and December 31, 2025, respectively, of which approximately $3.2 million and $2.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $32.7 million and $31.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $2.7 million and $5.0 million as of June 30, 2026 and December 31, 2025, respectively.
Route and customer acquisition costs consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cost	$52,036	$48,727
Accumulated amortization	(19,176)	(17,580)
Route and customer acquisition costs, net	$32,860	$31,147

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Amortization expense of route and customer acquisition costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively. In comparison, amortization expense of route and customer costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cost	$343,090	$335,029
Accumulated amortization	(158,899)	(148,623)
Location contracts acquired, net	$184,191	$186,406
Amortization expense of location contracts acquired was $5.1 million and $10.3 million for the three and six months ended June 30, 2026, respectively. In comparison, amortization expense of route and customer costs was $5.0 million and $10.1 million for the three and six months ended June 30, 2025, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $114.7 million and $114.4 million as of June 30, 2026 and December 31, 2025, of which $33.3 million was deductible for tax purposes as of June 30, 2026. Goodwill is tested for impairment annually or when triggering events occur. There were no indicators of impairment of goodwill as of June 30, 2026.
On June 1, 2026, the Company acquired Rice Palace, Inc. (“Rice Palace”), a Louisiana based operator, for a total purchase price of $6.1 million, of which $0.3 million was recorded as goodwill.
The following are the changes in the carrying amount of the Company's goodwill balance during the period (in thousands):

Goodwill balance as of January 1, 2026	$114,426
Addition to goodwill for acquisition of Rice Palace	311
Goodwill balance as of June 30, 2026	$114,737
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026			December 31, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(4,505)	$2,295	$6,800	$(4,112)	$2,688
Software Applications	8 years	7,800	(3,982)	3,818	7,800	(3,494)	4,306
Trade Names	20 years	11,700	(2,152)	9,548	11,700	(1,859)	9,841
Operating Licenses	Indefinite	44,199	N/A	44,199	44,199	N/A	44,199
		$70,499	$(10,639)	$59,860	$70,499	$(9,465)	$61,034
Amortization expense of other intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2026, and 2025, respectively.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount. This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of June 30, 2026.
Note 9. Debt
The Company’s debt as of June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Revolving credit facility	$—	$12,000
Term Loan facility	577,500	600,000
Total borrowings	577,500	612,000
Add: Remaining premium on interest rate caplets financed as debt	—	83
Total debt	577,500	612,083
Less: Debt issuance costs	(4,171)	(4,663)
Total debt, net of debt issuance costs	573,329	607,420
Less: Current maturities	(30,000)	(37,583)
Total debt, net of current maturities	$543,329	$569,837
As of June 30, 2026, the weighted-average interest rate on the Company’s borrowings was approximately 5.5%.
Other Financing Activities
From time to time, the Company may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $4.2 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively, of which $1.7 million is recorded in accounts payable and other accrued expenses for both periods with the remaining $2.5 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, respectively.

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
The Company recognized an unrealized gain, net of taxes, on the change in fair value of the interest rate hedging instruments of $2.2 million both for the three and six months ended June 30, 2026. In comparison, the Company recognized an unrealized loss, net of taxes, of $0.8 million and $2.0 million for the three and six months ended June 30, 2025, respectively. For more information on how the Company determines the fair value of the interest rate hedging instruments, see Note 12.
The Company recognized interest income on the caplets of $0.4 million for the six months ended June 30, 2026, as the caplets expired in January of 2026. In comparison, the Company recognized interest income on the caplets of $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
As of June 30, 2026, there has been no realized gain or loss on the interest rate collar.
Note 10. Business and Asset Acquisitions
2026 Business Acquisitions
Green Valley
On June 1, 2026, the Company completed an acquisition with Midjit Market LLC, a Nevada based grocery chain, which is owned by Anabi Oil Corporation, and a terminal operator, Crawford Coin Machine Co. (collectively referred to as “Green Valley”). The acquisition was for a total purchase price of $5.8 million, of which the Company paid $5.5 million in cash at closing and the remaining $0.3 million is due to the seller and is recorded within accounts payable as of June 30, 2026. The Company paid the remaining $0.3 million in July 2026. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming equipment totaling $4.0 million, ii) ATM equipment totaling $0.1 million, iii) gaming accessories totaling $0.1 million, iv) vehicles totaling $0.1 million, and v) location contracts totaling $1.5 million. The results of operations for Green Valley are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Rice Palace
On June 1, 2026, the Company acquired Rice Palace, a Louisiana based operator and licensed video poker truck stop, for a total purchase price of $6.1 million, which included $5.3 million paid in cash at closing with the remaining $0.7 million recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as shown in the table below. The Company also assumed a lease for the land on which the acquired building is located. The excess of the purchase price over the tangible and intangible assets acquired and liabilities

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

assumed of $0.3 million has been recorded as goodwill. The Rice Palace acquisition resulted in goodwill as a result of a higher consideration paid driven by the maturity and quality of Rice Palace’s operations, industry and workforce. The Company integrated Rice Palace into its existing truck stop operations in Louisiana. The results of operations for Rice Palace are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Cash paid	$5,333
Consideration payable	744
Total consideration	$6,077

Cash and cash equivalents	$99
Inventory	8
Gaming equipment	127
Building	1,607
Furniture and fixtures	50
Location contracts	3,875
Right-of use asset	2,484
Short-term lease liability	15
Long-term lease liability	(2,499)
Net assets acquired	5,766
Goodwill	$311
Admira
On April 15, 2026, the Company completed an acquisition of certain assets of Admira LLC (“Admira”), an Illinois based terminal operator. The acquisition was for a total purchase price of $2.8 million, paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) location contracts totaling $2.3 million, and ii) gaming equipment totaling $0.5 million. The results of operations for Admira are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
2025 Business Acquisitions
Dynasty
On December 1, 2025, the Company acquired Dynasty Games (“Dynasty”), a Nevada based operator and owner of multiple licensed video poker establishments, for a total purchase price of $4.3 million, which included i) $4.0 million paid in cash at closing and ii) $0.3 million deposited in escrow that is tied to a contingent liability with a present value of $0.3 million on the date of acquisition. In April 2026, the Company paid $0.1 million of the contingent liability using the funds deposited in escrow. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming equipment totaling $0.3 million, ii) vehicles totaling less than $0.1 million, iii) inventory totaling less than $0.1 million, iv) furniture & fixtures totaling less than $0.1 million, v) location contracts totaling $3.8 million, and vi) contingent liability totaling $0.3 million. The results of operations for Dynasty are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

consideration is included in consideration payable on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90 days in investing activities, payments after 90 days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.
Current and long-term portions of consideration payable consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Fair Share Gaming	$1,421	$7,984	$1,349	$8,050
Skyhigh	539	4,209	520	3,998
IVSM	97	—	194	—
IGE	565	614	586	1,138
Island	100	—	100	—
Dynasty	122	—	243	—
Randy’s	—	—	175	—
Toucan Gaming	490	2,687	475	2,604
Pelican	171	—	239	—
Rice Palace	744	—	—	—
Total	$4,249	$15,494	$3,881	$15,790
All acquisitions mentioned in the table above occurred prior to 2025 with the exception of Dynasty and Rice Palace.
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	$3,366	$—	$3,366	$—

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	$430	$—	$430	$—
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
Liabilities measured at fair value
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,397	$—	$—	$16,397
Contingent earnout shares	37,218	—	37,218	—
Total	$53,615	$—	$37,218	$16,397

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,253	$—	$—	$16,253
Contingent earnout shares	33,676	—	33,676	—
Total	$49,929	$—	$33,676	$16,253
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million shares of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million shares of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2026, the Company had acquired a total of 19.2 million shares under the share repurchase program at a total purchase price of $201.1 million, of which 1.6 million shares at a total purchase price of $17.7 million were acquired during the six months ended June 30, 2026.
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
The Company has determined that with the acquisition of Fairmount in December 2024, it has two operating segments: distributed gaming and casino and racing as of June 30, 2026. However, the casino and racing operating segment does not meet the criteria of a reportable segment from a quantitative standpoint as of June 30, 2026. The Company will continue to evaluate from a quantitative and qualitative standpoint whether the casino and racing operating segment meets the criteria of a reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and comprehensive income and are included in the table below.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the three and six months ended June 30, 2026 and 2025. Additionally, the Company has included an "all other" operating segment which is its casino and racing operations that is neither individually reportable nor able to be aggregated or combined with another operating segment.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributed gaming
Total net revenues (1)	$354,850	$326,378	$695,652	$644,440
Adjustments: (2)
Cost of revenue	247,311	226,206	484,345	445,886
Compensation related costs - operations (3)	20,857	21,133	43,229	42,089
Compensation related costs - general and administrative (3)	14,271	12,931	26,814	25,378
All other segment items (4) (6)	14,046	12,399	29,309	28,031
Adjusted EBITDA for distributed gaming	$58,365	$53,709	$111,955	$103,056

Adjusted EBITDA for “all other” operating segment (5)	$559	$(529)	$726	$(362)

Less Adjustments for:
Depreciation and amortization of property and equipment	$13,827	$13,095	$27,689	$25,396
Amortization of intangible assets and route and customer acquisition costs	6,823	6,322	13,613	12,612
Interest expense, net	8,642	8,771	17,143	17,456
Emerging markets	—	4	—	67
Loss from unconsolidated affiliates	14	17	30	33
Stock-based compensation expense	3,243	2,789	5,742	4,880
Loss on change in fair value of contingent earnout shares	5,018	5,734	3,542	3,379
Other expenses, net (6)	2,978	4,096	6,504	6,913
Income before income tax expense	$18,379	$12,352	$38,418	$31,958
Income tax expense	5,872	5,090	11,248	10,083
Net income	$12,507	$7,262	$27,170	$21,875
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
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of June 30, 2026 and 2025. The "all other" operating segment had total net revenues of $13.3 million and $24.0 million; cost of revenues of $5.3 million and $9.9 million; compensation related costs of $4.0 million and $7.2 million in operations and $1.1 million and $2.0 million in general and administrative; and all other segment items of $2.3 million and $4.3 million for the three and six months ended June 30, 2026, respectively. In comparison, the "all other" operating segment had total net revenues of $9.5 million and $15.4 million; cost of revenues of $3.6 million and $5.3 million; compensation related costs of $3.5 million and $5.2 million in operations and $1.1 million and $1.9 million in general and administrative; and all other segment items of $1.9 million and $3.3 million for the three and six months ended June 30, 2025, respectively.
(6)Loss on sale of fixed assets was $2.5 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and is included in Other expenses, net. Loss on sale of fixed assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and is presented in general and administrative expenses, which is not an adjustment for EBITDA.
As of June 30, 2026, the assets associated with the distributed gaming segment are $1.0 billion and the assets for the "all other" operating segment were $65.1 million. See the condensed consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.

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
The Company issued 731,566 RSUs to certain eligible employees during the second quarter of 2026, which will vest over a period of less than 1 year to 3 years, as applicable. The estimated fair value of these RSUs totaled $8.3 million.
Stock-based compensation expense, which pertains to the Company’s RSUs and performance-based restricted stock units, was $3.2 million and $5.7 million for the three and six months ended June 30, 2026, respectively. In comparison, stock-based compensation expense was $2.8 million and $4.9 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income.
Note 16. Income Taxes
The Company recognized income tax expense of $5.9 million and $11.2 million for the three and six months ended June 30, 2026, respectively. In comparison, the Company recognized income tax expense of $5.1 million and $10.1 million for the three and six months ended June 30, 2025, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 31.9% and 29.3% for the three and six months ended June 30, 2026, respectively, compared to 41.2% and 31.6% for the three and six months ended June 30, 2025, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business taxpayers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce the Company’s overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our current tax expense for the six months ended June 30, 2026, which was offset by an increase to deferred tax expense.
On May 1, 2026, the Company purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. The Company will use the purchased tax credits on its 2025 federal tax return to the extent allowable. Any excess credits that were not utilized on the 2025 federal tax return were carried back to tax years 2022-2024 and fully utilized.

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
Between May 2017 and September 2017, both the Company and J&J filed petitions with the IGB seeking adjudication of the rights of the parties and the validity of the J&J Assigned Agreements. Those petitions were recently adjudicated by the IGB, largely in the Company’s favor, and J&J has filed two new lawsuits to challenge the IGB’s rulings. J&J lost at both the trial court and appellate court level and recently filed a petition with the Illinois Supreme Court seeking permission for a further appeal. The petition for leave to appeal was denied by the Illinois Supreme Court. The second case was dismissed on May 5, 2025 and not appealed.
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
On March 25, 2022, Midwest Electronics Gaming LLC (“Midwest”) filed an administrative review action against the IGB, the Company and J&J in the Circuit Court of Cook County, Illinois seeking administrative review of decisions of the IGB ruling in favor of the Company and J&J and against Midwest regarding the validity of certain use agreements covering locations currently serviced by Midwest. No monetary damages are sought against the Company. The Company filed a motion to dismiss Midwest’s amended complaint, which was granted in part and denied in part. The Company moved for summary judgment, and the trial court granted summary judgment in favor of the Company. The only remaining claim is Midwest’s claim against the IGB for the administrative review of the IGB’s decision. In July 2026, the trial court remanded the matter to the IGB to further evaluate the allegation made by Midwest and the effect, if any, on the validity of Accel’s use agreement.

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
Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Accel Entertainment, Inc.	$12,493	$7,315	$27,166	$21,954

Basic weighted average outstanding shares of common stock	82,039	85,710	82,299	85,856
Dilutive effect of stock-based awards for common stock	1,376	1,233	1,454	1,226
Diluted weighted average outstanding shares of common stock	83,415	86,943	83,753	87,082

Earnings per common share:
Basic	$0.15	$0.09	$0.33	$0.26
Diluted	$0.15	$0.08	$0.32	$0.25
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.0 million and 4.3 million shares as of June 30, 2026 and 2025, respectively.
Note 19. Related-Party Transactions
On July 14, 2026, the Company appointed Stan Guidroz as the Company’s Chief Operating Officer, effective immediately.
Mr. Guidroz owns Toucan Management, LLC (“Toucan Management”), which was a party to the Asset Purchase Agreement, dated April 11, 2023, as amended (the “Purchase Agreement”), in which the Company acquired 85% of the outstanding membership interests of Toucan Gaming, LLC (“Toucan Gaming”) on November 1, 2024 (the “Toucan Acquisition”). Toucan Management owns 15% of the outstanding membership interests of Toucan Gaming. Consequently, Mr. Guidroz has a continuing economic interest in Toucan Gaming, which is the Company’s Louisiana subsidiary.
Pursuant to the Purchase Agreement, the Company is also required to make annual installment payments to Toucan Management of $500,000 on the anniversary of the closing of the Toucan Acquisition. Eight annual installment payments remain outstanding as of June 30, 2026 as one of the anniversary payments was paid at closing. The installment payments are not affected

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

by Mr. Guidroz’s employment with the Company and continue to be governed by the Purchase Agreement. The Purchase Agreement also provides that remaining unpaid installment payments may accelerate upon specified events, including certain sale transactions involving the Company or Toucan Gaming.
In addition, the Toucan Gaming Amended and Restated Limited Liability Company Agreement, dated as of November 1, 2024 (the “Toucan LLCA”), provides for certain put and call rights with respect to the 15% membership interest held by Toucan Management. The Company has a call right to purchase all such membership interests after the tenth anniversary of November 1, 2024, or earlier upon specified events, including termination of Mr. Guidroz’s employment for cause or a sale of the Company. Toucan Management and related parties have a put right to require the Company to repurchase all, but not less than all, of their membership interests after the seventh anniversary of November 1, 2024, following termination of Mr. Guidroz’s employment without cause or following certain other events described in the Toucan LLCA. The applicable purchase price for the put or call is based on the amount the Toucan Management members would receive if Total Equity Value (as defined in the Toucan LLCA) were distributed to such members.

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

Macroeconomic Factors
Ongoing interest rate uncertainty, persistent inflation, economic impacts from the conflict in Iran, and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Economic conditions that adversely impact players’ ability and desire to spend disposable income at our location partners may adversely affect our results of operations and cash flows. For the first half of 2026, we have not observed any material impacts to our business or outlook from the macroeconomic factors noted above.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business taxpayers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact us are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce our overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our current tax expense for the three and six months ended June 30, 2026, which was offset by an increase to deferred tax expense.

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
Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2026 and 2025:

(in thousands, except %'s)	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues:
Net gaming	$347,375	$313,919	$33,456	10.7%
Amusement	5,250	5,517	(267)	(4.8)%
Manufacturing	568	1,763	(1,195)	(67.8)%
ATM fees and other	14,932	14,710	222	1.5%
Total net revenues	368,125	335,909	32,216	9.6%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	252,620	229,758	22,862	10.0%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	268	886	(618)	(69.8)%
General and administrative	59,556	54,878	4,678	8.5%
Depreciation and amortization of property and equipment	13,827	13,095	732	5.6%
Amortization of intangible assets and route and customer acquisition costs	6,823	6,322	501	7.9%
Other expenses, net	2,978	4,096	(1,118)	(27.3)%
Total operating expenses	336,072	309,035	27,037	8.7%
Operating income	32,053	26,874	5,179	19.3%
Interest expense, net	8,642	8,771	(129)	(1.5)%
Loss from unconsolidated affiliates	14	17	(3)	(17.6)%
Loss on change in fair value of contingent earnout shares	5,018	5,734	(716)	(12.5)%
Income before income tax expense	18,379	12,352	6,027	48.8%
Income tax expense	5,872	5,090	782	15.4%
Net income	$12,507	$7,262	$5,245	72.2%

Net revenues
Total net revenues for the three months ended June 30, 2026 were $368.1 million, an increase of $32.2 million, or 9.6%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $33.5 million, which reflected an increase in gaming locations, terminals and revenue from our casino operations, partially offset by a decrease in manufacturing revenue of $1.2 million, or 67.8%, due to lower equipment and software sales. Net revenues by state are presented below:

(in thousands, except %s)	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues by state:
Illinois	$264,476	$245,434	$19,042	7.8%
Montana	40,692	40,107	585	1.5%
Nevada	31,683	27,078	4,605	17.0%
Louisiana	10,931	9,630	1,301	13.5%
Nebraska	12,224	7,881	4,343	55.1%
Georgia	7,095	4,814	2,281	47.4%
Other	1,024	965	59	6.1%
Total net revenues	$368,125	$335,909	$32,216	9.6%
Cost of revenue
Cost of revenue for the three months ended June 30, 2026 was $252.6 million, an increase of $22.9 million, or 10.0%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our casino operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended June 30, 2026 was $0.3 million, a decrease of $0.6 million, or 69.8%, compared to the prior-year period due to the previously mentioned decrease in equipment and software sales.
General and administrative
General and administrative expenses for the three months ended June 30, 2026 were $59.6 million, an increase of $4.7 million, or 8.5%, compared to the prior-year period. The increase was primarily attributable to higher compensation-related costs, as we continue to grow our operations, as well as higher professional fees and advertising costs.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended June 30, 2026 was $13.8 million, an increase of $0.7 million, or 5.6%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended June 30, 2026 were $6.8 million, an increase of $0.5 million, or 7.9%, compared to the prior-year period was primarily due to an increase in route and customer acquisition costs.
Other expenses, net
Other expenses, net for the three months ended June 30, 2026 were $3.0 million, a decrease of $1.1 million, or 27.3%, compared to the prior-year period. The decrease was primarily attributable to lower fair value adjustments associated with the revaluation of contingent consideration liabilities and lower non-recurring expenses, partially offset by losses on sales of assets.

Interest expense, net
Interest expense, net for the three months ended June 30, 2026 was $8.6 million, which was a decrease of $0.1 million, or 1.5%, compared to the prior-year period. We experienced lower interest rates, partially offset by the absence of the prior year benefit realized on our interest rate caplets and an increase in average outstanding debt. For the three months ended June 30, 2026, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 5.5% compared to 6.5% in the prior-year period.
Loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended June 30, 2026 was a loss of $5.0 million, compared to a loss of $5.7 million the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the three months ended June 30, 2026 was $5.9 million, an increase of $0.8 million, or 15.4%, compared to the prior-year period. The effective tax rate for the three months ended June 30, 2026 was 31.9% compared to 41.2% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2026 and 2025:

(in thousands, except %'s)	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues:
Net gaming	$678,800	$615,870	$62,930	10.2%
Amusement	11,075	11,425	(350)	(3.1)%
Manufacturing	1,808	5,621	(3,813)	(67.8)%
ATM fees and other	28,000	26,905	1,095	4.1%
Total net revenues	719,683	659,821	59,862	9.1%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	494,236	451,230	43,006	9.5%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	904	2,962	(2,058)	(69.5)%
General and administrative	117,604	107,882	9,722	9.0%
Depreciation and amortization of property and equipment	27,689	25,396	2,293	9.0%
Amortization of intangible assets and route and customer acquisition costs	13,613	12,612	1,001	7.9%
Other expenses, net	6,504	6,913	(409)	(5.9)%
Total operating expenses	660,550	606,995	53,555	8.8%
Operating income	59,133	52,826	6,307	11.9%
Interest expense, net	17,143	17,456	(313)	(1.8)%
Loss from unconsolidated affiliates	30	33	(3)	(9.1)%
Loss on change in fair value of contingent earnout shares	3,542	3,379	163	4.8%
Income before income tax expense	38,418	31,958	6,460	20.2%
Income tax expense	11,248	10,083	1,165	11.6%
Net income	$27,170	$21,875	$5,295	24.2%

Net revenues
Total net revenues for the six months ended June 30, 2026 were $719.7 million, an increase of $59.9 million, or 9.1%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $62.9 million, which reflected an increase in gaming locations, terminals and revenue from our casino operations, partially offset by a decrease in manufacturing revenue of $3.8 million, or 67.8%, due to lower equipment and software sales. Net revenues by state are presented below:

(in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues by state:
Illinois	$517,273	$478,913	$38,360	8.0%
Montana	81,330	81,243	87	0.1%
Nevada	60,984	54,695	6,289	11.5%
Louisiana	21,074	18,655	2,419	13.0%
Nebraska	23,605	15,111	8,494	56.2%
Georgia	13,279	9,139	4,140	45.3%
Other	2,138	2,065	73	3.5%
Total net revenues	$719,683	$659,821	$59,862	9.1%
Cost of revenue
Cost of revenue for the six months ended June 30, 2026 was $494.2 million, an increase of $43.0 million, or 9.5%, compared to the prior-year period, driven by higher net gaming revenue as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the six months ended June 30, 2026 was $0.9 million, a decrease of $2.1 million, or 69.5%, compared to the prior-year period due to the previously mentioned decrease in equipment and software sales.
General and administrative
General and administrative expenses for the six months ended June 30, 2026 were $117.6 million, an increase of $9.7 million, or 9.0%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, as we continue to grow our operations, as well as higher professional fees and advertising costs.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the six months ended June 30, 2026 was $27.7 million, an increase of $2.3 million, or 9.0%, compared to the prior-year period due to an increased number of gaming terminals.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the six months ended June 30, 2026 were $13.6 million, an increase of $1.0 million, or 7.9%, compared to the prior-year period was primarily due to an increase in route and customer acquisition costs.
Other expenses, net
Other expenses, net for the six months ended June 30, 2026 were $6.5 million, a decrease of $0.4 million, or 5.9%, compared to the prior-year period. The decrease was primarily attributable to lower non-recurring expenses, lower fair value adjustments associated with the revaluation of contingent consideration liabilities and lower lobbying and legal expenses related to new markets, partially offset by losses on sales of assets.

Interest expense, net
Interest expense, net for the six months ended June 30, 2026 was $17.1 million, a decrease of $0.3 million, or 1.8%, compared to the prior-year period. We experienced lower interest rates, partially offset by a lower benefit realized on our interest rate caplets and an increase in average outstanding debt. For the six months ended June 30, 2026, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 5.5% compared to a rate of approximately 6.5% for the prior-year period.
Loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the six months ended June 30, 2026 was a loss of $3.5 million, compared to a loss of $3.4 million in the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Income tax expense
Income tax expense for the six months ended June 30, 2026 was $11.2 million, an increase of $1.2 million, or 11.6%, compared to the prior-year period. The effective tax rate for the six months ended June 30, 2026 was 29.3% compared to 31.6% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a discrete item for tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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

The following table sets forth information with respect to our primary locations:

	As of June 30,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	2,692	2,741	(49)	(1.8)%
Montana	626	616	10	1.6%
Nevada	548	355	193	54.4%
Louisiana	105	98	7	7.1%
Nebraska	298	275	23	8.4%
Georgia	407	342	65	19.0%
Total	4,676	4,427	249	5.6%
Number of gaming terminals
The number of gaming terminals in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of gaming terminals in our primary locations:

	As of June 30,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	15,540	15,670	(130)	(0.8)%
Montana	6,714	6,508	206	3.2%
Nevada	4,045	2,650	1,395	52.6%
Louisiana	792	626	166	26.5%
Nebraska	1,029	975	54	5.5%
Georgia	1,161	959	202	21.1%
Total	29,281	27,388	1,893	6.9%

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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three and six months ended:

	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Illinois	$992	$910	$82	9.0%
Montana	642	622	20	3.2%
Nevada	660	784	(124)	(15.8)%
Louisiana	1,145	994	151	15.2%
Nebraska	427	285	142	49.8%
Georgia	185	149	36	24.2%

	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Illinois	$973	$896	$77	8.6%
Montana	642	616	26	4.2%
Nevada	664	792	(128)	(16.2)%
Louisiana	1,105	978	127	13.0%
Nebraska	422	271	151	55.7%
Georgia	175	146	29	19.9%
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
Adjusted EBITDA is defined as net income plus:
•Interest expense, net
•Income tax expense
•Depreciation and amortization of property and equipment
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•Loss on change in fair value of contingent earnout shares
•All other adjustments include:
◦Other expenses, net which consists of i) non-cash expenses including the remeasurement of contingent consideration liabilities, ii) non-recurring lobbying and legal expenses related to distributed gaming expansion in current or prospective markets, iii) other non-recurring expenses, and beginning in 2026 iv) gain or loss on sale of fixed assets, which were previously presented in general and administrative expenses. Prior periods have not been recast to reflect this change.
◦Loss from unconsolidated affiliates
◦Emerging markets which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing
•Markets are no longer considered emerging when we have installed or acquired at least 500 gaming terminals in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire gaming terminals in the jurisdiction, whichever occurs first.
•Prior to June 2025, Pennsylvania was considered an emerging market.
•As of June 2025, we no longer have any emerging markets.

Adjusted EBITDA

(in thousands, except %s)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$12,507	$7,262	$27,170	$21,875
Adjustments:
Interest expense, net	8,642	8,771	17,143	17,456
Income tax expense	5,872	5,090	11,248	10,083
Depreciation and amortization of property and equipment	13,827	13,095	27,689	25,396
Amortization of intangible assets and route and customer acquisition costs	6,823	6,322	13,613	12,612
Stock-based compensation expense	3,243	2,789	5,742	4,880
Loss on change in fair value of contingent earnout shares	5,018	5,734	3,542	3,379
All other adjustments (1)	2,992	4,117	6,534	7,013
Adjusted EBITDA	$58,924	$53,180	$112,681	$102,694

(1)Loss on sale of fixed assets was $2.5 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and is included in Other expenses, net. Loss on sale of fixed assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and is presented in general and administrative expenses, which is not an adjustment for EBITDA. Also includes approximately $0.1 million for both the loss contributed from unconsolidated affiliates and emerging markets for the three and six months ended June 30, 2026, and 2025.
Adjusted EBITDA for the three months ended June 30, 2026, was $58.9 million, an increase of $5.7 million, or 10.8%, compared to the prior-year period. Adjusted EBITDA for the six months ended June 30, 2026, was $112.7 million, an increase of $10.0 million, or 9.7%, compared to the prior-year period. The increase for both periods was attributable to an increase in the number of locations and gaming terminals.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors (“Board”) approved share repurchase program and near-term acquisitions. As of June 30, 2026, we had $255.5 million in cash and cash equivalents.
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
As of June 30, 2026, the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 5.5%.
We were in compliance with all debt covenants under the Credit Agreement as of June 30, 2026 and expect to remain in compliance for the next 12 months.
Other Financing Activities
From time to time, we may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $4.2 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively, of which $1.7 million is recorded in accounts payable and other accrued expenses for both periods with the remaining $2.5 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, respectively.
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
We recognized an unrealized gain, net of taxes, on the change in fair value of the interest rate hedging instruments of $2.2 million both for the three and six months ended June 30, 2026. In comparison, we recognized an unrealized loss, net of taxes, of $0.8 million and $2.0 million for the three and six months ended June 30, 2025, respectively.
We recognized interest income on the caplets of $0.4 million for the six months ended June 30, 2026, as the caplets expired in January of 2026. In comparison, we recognized interest income on the caplets of $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations and other comprehensive income.
As of June 30, 2026 there has been no realized gain or loss on the interest rate collar.
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
Tax credit purchases
On May 1, 2026, we purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. We will use the purchased tax credits on our 2025 federal tax return to the extent allowable. Any excess credits that were not utilized on the 2025 federal tax return were carried back to tax years 2022-2024 and fully utilized.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands, except %s)	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)

Net cash provided by operating activities	$62,707	$64,557	$(1,850)	(2.9)%
Net cash used in investing activities	(47,206)	(59,963)	12,757	21.3%
Net cash used in financing activities	(56,616)	(21,269)	(35,347)	(166.2)%
Net cash provided by operating activities
For the six months ended June 30, 2026, net cash provided by operating activities was $62.7 million, a decrease in cash provided of $1.9 million compared to the prior-year period due primarily to unfavorable working capital adjustments largely due to an increase in income tax receivables due to the previously mentioned purchase of production tax credits, partially offset by increases in operating income attributable to higher revenues.
Net cash used in investing activities
For the six months ended June 30, 2026, net cash used in investing activities was $47.2 million, a decrease in cash used of $12.8 million compared to the prior-year period. The decrease in cash used was primarily attributable to less cash used for the purchase of property, plant and equipment, and the absence of cash paid for an operating license in the prior year period, partially offset by increased cash used for business acquisitions. We anticipate our capital expenditures will be approximately $60-70 million in 2026.
Net cash used in financing activities
For the six months ended June 30, 2026, net cash used in financing activities was $56.6 million, an increase in cash used of $35.3 million compared to the prior-year period. The increase is primarily attributable to higher net repayments on debt.
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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our credit facility were $577.5 million as of June 30, 2026. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt could negatively impact future earnings and cash flows by approximately $5.8 million annually, assuming the balance outstanding under the credit facility remained at $577.5 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2026, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents a summary of share repurchases made during the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

April 1, 2026 - April 30, 2026	224,972	$11.63	224,972	$148.6

May 1, 2026 - May 31, 2026	222,034	$11.70	222,034	$146.0

June 1, 2026 - June 30, 2026	30,592	$11.93	30,592	$145.6

Total	477,598	$11.68	477,598
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

ACCEL ENTERTAINMENT, INC.

Date: August 4, 2026	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)