Form 10-Q
period 2026-09-30
Accel Entertainment, Inc.
filed 2026-11-03
CIK 1698991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2026, there were 80,247,548 shares outstanding of the registrant’s Class A-1 Common Stock, par value $.0001 per share.

ACCEL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Net gaming	$343,393	$308,481	$1,022,193	$924,351
Amusement	4,992	4,977	16,067	16,402
Manufacturing	948	1,678	2,756	7,299
ATM fees and other	14,222	14,557	42,222	41,462
Total net revenues	363,555	329,693	1,083,238	989,514
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	248,985	225,511	743,221	676,741
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	499	916	1,403	3,878
General and administrative	60,954	55,600	178,558	163,482
Depreciation and amortization of property and equipment	14,098	13,339	41,787	38,735
Amortization of intangible assets and route and customer acquisition costs	6,974	6,389	20,587	19,001
Other expenses, net	3,245	2,577	9,749	9,490
Total operating expenses	334,755	304,332	995,305	911,327
Operating income	28,800	25,361	87,933	78,187
Interest expense, net	8,729	8,622	25,872	26,078
Loss from unconsolidated affiliates	12	22	42	55
(Gain) loss on change in fair value of contingent earnout shares	(5,756)	(2,170)	(2,214)	1,209
Loss on debt extinguishment	—	1,090	—	1,090
Income before income tax expense	25,815	17,797	64,233	49,755
Income tax expense	5,211	4,492	16,459	14,575
Net income	$20,604	$13,305	$47,774	$35,180
Less: Net income (loss) attributable to redeemable noncontrolling interests	30	(59)	34	(138)
Net income attributable to Accel Entertainment, Inc.	$20,574	$13,364	$47,740	$35,318

Earnings per common share:
Basic	$0.25	$0.16	$0.58	$0.41
Diluted	0.25	0.16	0.57	0.41
Weighted average number of common shares outstanding:
Basic	81,944	84,719	82,180	85,289
Diluted	83,400	86,087	83,635	86,563
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income
Net income	$20,604	$13,305	$47,774	$35,180
Unrealized gain (loss) on interest rate hedging instruments (net of income tax benefit of $2,348, $(400), $3,170, and $(1,138), respectively)	6,207	(1,063)	8,399	(3,026)
Comprehensive income	$26,811	$12,242	$56,173	$32,154
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	30	(59)	34	(138)
Comprehensive income attributable to Accel Entertainment, Inc.	$26,781	$12,301	$56,139	$32,292

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value and share amounts)	September 30,	December 31
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$294,354	$296,566
Accounts receivable, net	13,557	14,198
Prepaid expenses	8,499	7,102
Inventories	10,248	8,231
Income taxes receivable	3,507	9,121
Interest rate hedging instruments	—	430
Other current assets	7,549	7,386
Total current assets	337,714	343,034
Property and equipment, net	363,324	350,304
Route and customer acquisition costs, net	32,227	31,147
Location contracts acquired, net	183,061	186,406
Goodwill	114,737	114,426
Other intangible assets, net	59,274	61,034
Interest rate hedging instruments, net of current	11,921	—
Other assets	21,612	17,042
Total assets	$1,123,870	$1,103,393
Liabilities, Temporary equity, and Stockholders’ equity
Current liabilities:
Current maturities of debt	$30,000	$37,583
Current portion of route and customer acquisition costs payable	3,104	2,473
Accrued location gaming expense	5,570	5,516
Accrued state gaming expense	34,697	21,065
Accounts payable and other accrued expenses	51,334	51,028
Accrued compensation and related expenses	15,243	9,946
Current portion of consideration payable	8,652	3,881
Total current liabilities	148,600	131,492
Debt, net of current maturities	536,094	569,837
Route and customer acquisition costs payable, less current portion	10,697	10,232
Consideration payable, less current portion	11,525	15,790
Contingent earnout share liability	31,463	33,676
Other long-term liabilities	13,046	9,373
Deferred income tax liability, net	63,277	59,230
Total liabilities	814,702	829,630

Temporary equity - Redeemable noncontrolling interest	4,114	4,080

Stockholders’ equity:
Preferred Stock, par value of $0.0001; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A-1 Common Stock, par value $0.0001; 250,000,000 shares authorized; 97,001,737 shares issued and 80,853,316 shares outstanding at September 30, 2026; 96,250,980 shares issued and 82,287,349 shares outstanding at December 31, 2025	8	8
Additional paid-in capital	233,387	229,028
Treasury stock, at cost	(170,874)	(145,747)
Accumulated other comprehensive income	8,587	188
Accumulated earnings	233,946	186,206
Total stockholders' equity	305,054	269,683
Total liabilities, temporary equity, and stockholders' equity	$1,123,870	$1,103,393
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2026	$4,080	82,287,349	$8	$229,028	(13,963,631)	$(145,747)	$188	$186,206	$269,683
Repurchase of common stock	—	(1,082,922)	—	—	(1,082,922)	(12,267)	—	—	(12,267)
Stock-based compensation	—	—	—	2,499	—	—	—	—	2,499
Exercise of stock-based awards, net of shares withheld	—	370,786	—	(2,271)	—	—	—	—	(2,271)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	—	—	14,673	14,673
Net loss attributable to redeemable noncontrolling interest	(10)	—	—	—	—	—	—	—	—
Balance, March 31, 2026	4,070	81,575,213	8	229,256	(15,046,553)	(158,014)	140	200,879	272,269
Repurchase of common stock	—	(477,598)	—	—	(477,598)	(5,634)	—	—	(5,634)
Stock-based compensation	—	—	—	3,243	—	—	—	—	3,243
Exercise of stock-based awards, net of shares withheld	—	124,958	—	(747)	—	—	—	—	(747)
Unrealized gain on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	2,240	—	2,240
Net income	—	—	—	—	—	—	—	12,493	12,493
Balance, Net income attributable to redeemable noncontrolling interest	14	—	—	—	—	—	—	—	—
Balance, June 30, 2026	4,084	81,222,573	8	231,752	(15,524,151)	(163,648)	2,380	213,372	283,864
Repurchase of common stock	—	(624,270)	—	—	(624,270)	(7,226)	—	—	(7,226)
Stock-based compensation	—	—	—	3,800	—	—	—	—	3,800
Exercise of stock-based awards, net of shares withheld	—	255,013	—	(2,165)	—	—	—	—	(2,165)
Unrealized gain on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	6,207	—	6,207
Net income	—	—	—	—	—	—	—	20,574	20,574
Balance, Net income attributable to redeemable noncontrolling interest	30	—	—	—	—	—	—	—	—
Balance, September 30, 2026	$4,114	80,853,316	$8	$233,387	(16,148,421)	$(170,874)	$8,587	$233,946	$305,054

ACCEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

(In thousands, except shares)	Temporary equity - Redeemable noncontrolling interest						Accumulated
		Class A-1		Additional	Treasury		Other		Total
		Common Stock		Paid-In	Stock		Comprehensive	Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2025	$4,278	85,670,255	$8	$221,625	(10,194,771)	$(105,485)	$4,145	$134,736	$255,029
Repurchase of common stock	—	(988,678)	—	—	(988,678)	(10,304)	—	—	(10,304)
Stock-based compensation	—		—	2,091	—	—	—	—	2,091
Exercise of stock-based awards, net of shares withheld	—	245,663	—	(1,254)	—	—	—	—	(1,254)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	—	—	—	—	14,639	14,639
Net loss attributable to redeemable noncontrolling interest	(26)	—	—	—	—	—	—	—	—
Balance, March 31, 2025	4,252	84,927,240	8	222,462	(11,183,449)	(115,789)	3,012	149,375	259,068
Repurchase of common stock	—	(634,414)	—	—	(634,414)	(6,781)	—	—	(6,781)
Stock-based compensation	—	—	—	2,789	—	—	—	—	2,789
Exercise of stock-based awards, net of shares withheld	—	178,584	—	(1,022)	—	—	—	—	(1,022)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(830)	—	(830)
Net income	—	—	—	—	—	—	—	7,315	7,315
Net loss attributable to redeemable noncontrolling interest	(53)	—	—	—	—	—	—	—	—
Balance, June 30, 2025	4,199	84,471,410	8	224,229	(11,817,863)	(122,570)	2,182	156,690	260,539
Repurchase of common stock	—	(602,214)	—	—	(602,214)	(6,834)	—	—	(6,834)
Cancellation of treasury stock previously issued in a business combination	—	(173,262)	—	(2,007)	—	—	—	—	(2,007)
Stock-based compensation	—	—	—	3,504	—	—	—	—	3,504
Exercise of stock-based awards, net of shares withheld	—	69,608	—	(386)	—	—	—	—	(386)
Unrealized loss on interest rate hedging instruments, net of taxes	—	—	—	—	—	—	(1,063)	—	(1,063)
Net income	—	—	—	—	—	—	—	13,364	13,364
Net loss attributable to redeemable noncontrolling interest	(59)	—	—	—	—	—	—	—	—
Balance, September 30, 2025	$4,140	83,765,542	$8	$225,340	(12,420,077)	$(129,404)	$1,119	$170,054	$267,117

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$47,774	$35,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	41,787	38,735
Amortization of intangible assets and route and customer acquisition costs	20,587	19,001
Amortization of debt issuance costs	803	1,147
(Gain) loss on change in fair value of contingent earnout shares	(2,214)	1,209
Stock-based compensation expense	9,542	8,384
Loss on disposal of property and equipment	3,836	680
Net loss on write-off of route and customer acquisition costs and route and customer acquisition costs payable	627	1,215
Loss on debt extinguishment	—	1,090
Remeasurement of contingent consideration	761	1,523
Payments on consideration payable	(1,638)	(707)
Accretion of interest on route and customer acquisition costs payable, and contingent consideration	1,954	1,720
Deferred income taxes	877	5,897
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,560)	1,210
Accounts receivable, net	641	1,894
Inventories	(1,988)	(1,414)
Income taxes receivable	5,614	(6,112)
Route and customer acquisition costs	(4,982)	(9,574)
Route and customer acquisition costs payable	492	2,872
Accounts payable and accrued expenses	18,419	15,142
Accrued compensation and related expenses	5,297	195
Other assets	(4,492)	508
Net cash provided by operating activities	142,137	119,795
Cash flows from investing activities:
Purchases of property and equipment	(52,654)	(73,814)
Proceeds from the sale of property and equipment	2,335	1,460
Proceeds from the settlement of convertible notes	—	1,500
Acquisition of indefinite-lived operating license	—	(9,450)
Business and asset acquisitions, net of cash acquired	(19,922)	(393)
Net cash used in investing activities	(70,241)	(80,697)
Cash flows from financing activities:
Proceeds from debt	—	623,000
Payments on debt	(42,000)	(620,375)
Payments for debt issuance costs	(46)	(4,091)
Payments for repurchase of common stock	(24,878)	(23,682)
Payments on interest rate hedging instruments	(83)	(743)
Payments on financing of property and equipment	(1,006)	—
Payments on finance leases	(201)	(182)
Payments on consideration payable	(711)	(1,037)
Tax withholding on stock-based payments	(5,183)	(3,058)
Net cash used in financing activities	(74,108)	(30,168)
Net (decrease) increase in cash and cash equivalents	(2,212)	8,930
Cash and cash equivalents:
Beginning of period	296,566	281,305
End of period	$294,354	$290,235

ACCEL ENTERTAINMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash payments for:
Interest, net	$24,214	$24,310
Income taxes, net	$9,072	$15,524
Supplemental schedules of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$17,227	$13,111
Purchase of equipment financed through vendor	$3,769	$542
Deferred premium on interest rate caplets	$—	$333
Fair value treasury stock (canceled) issued in a business combination	$—	$(2,007)
Acquisition of businesses and assets:
Total identifiable net assets acquired	$20,765	$393
Less cash acquired	(99)	—
Less consideration payable	(744)	—
Cash purchase price	$19,922	$393
The accompanying notes are an integral part of these condensed consolidated financial statements

ACCEL ENTERTAINMENT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Description of Business
Accel Entertainment, Inc. (and together with its subsidiaries, the “Company” or “Accel”) is a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. The Company has operations in Illinois, Montana, Nevada, Nebraska, Georgia, Iowa, Louisiana, South Dakota, West Virginia, and Pennsylvania. In October 2026, the Company commenced operations in Wyoming and initiated the winding down of its operations in West Virginia. The Company is subject to the various regulations in the states in which it operates, as well as various other federal, state and local laws and regulations.
The business primarily consists of the installation, maintenance, operation and servicing of electronic gaming machines and related equipment, redemption devices that disburse winnings and contain automated teller machine (“ATM”) functionality, and amusement devices in authorized non-casino locations such as bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments as well as casinos and horse racing venues. The Company also operates stand-alone ATMs in gaming and non-gaming locations and designs and manufactures electronic gaming machines and related equipment.
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
The Company accounts for its investments in unconsolidated affiliates, which do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for VIEs, under the equity method of accounting. Under the equity method of accounting, the Company records its share of net income or loss from equity method investments within (income) loss from unconsolidated affiliates in the condensed consolidated statements of operations based on the most recently available financials after a lag of one quarter. The Company also adjusts the carrying value of its investments in unconsolidated affiliates based on its share of net income or loss from equity method investments.
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
The Company recorded a loss from unconsolidated affiliates of less than $0.1 million for both the three and nine months ended September 30, 2026 and 2025.
Revenue recognition: The Company primarily generates revenues from the following types of services: electronic gaming machines, amusements, and ATMs. The Company also generates manufacturing revenue from the sale of electronic gaming machines and associated software, as well as revenue from its casino and racing operations. Revenue is disaggregated by type of revenue and is presented on the face of the condensed consolidated statements of operations.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Total net revenues for the three and nine months ended September 30, 2026 and 2025 is disaggregated in the following table by the primary states in which the Company operates.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues by state:
Illinois	$257,925	$239,041	$775,198	$717,954
Montana	41,051	40,471	122,380	121,715
Nevada	32,896	26,238	93,880	80,933
Nebraska	12,057	8,501	35,662	23,612
Louisiana	11,341	9,465	32,415	28,119
Georgia	7,247	5,092	20,526	14,231
Other	1,038	885	3,177	2,950
Total net revenues	$363,555	$329,693	$1,083,238	$989,514
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
Note 3. Inventories
Inventories consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and manufacturing supplies	$8,574	$6,423
Finished products	1,674	1,808
Total inventories	$10,248	$8,231
As of September 30, 2026 and December 31, 2025, no write down of inventory was determined necessary.
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

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5. Property and Equipment
Property and equipment consist of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Electronic gaming machines, software and equipment	$500,062	$472,444
Amusement, ATM and other equipment	28,112	28,294
Office equipment and furniture	8,858	7,774
Computer equipment and software	27,490	26,153
Leasehold improvements	13,278	12,156
Vehicles	23,115	22,526
Buildings and improvements (1)	58,114	51,412
Land (1)	9,679	9,086
Construction in progress	4,989	3,719
Total property and equipment	673,697	633,564
Less accumulated depreciation and amortization	(310,373)	(283,260)
Total property and equipment, net	$363,324	$350,304
(1) Includes properties leased to third parties of $18.3 million and $10.0 million as of September 30, 2026, and December 31, 2025, respectively.
Depreciation and amortization of property and equipment was $14.1 million and $41.8 million for the three and nine months ended September 30, 2026, respectively. In comparison, depreciation and amortization of property and equipment was $13.3 million and $38.7 million for the three and nine months ended September 30, 2025, respectively.
Note 6. Route and Customer Acquisition Costs
The Company enters into contracts with third parties and its gaming locations to install and operate electronic gaming machines. Payments are due when gaming operations commence and then on a periodic basis for a specified period of time thereafter. Gross payments due, based on the number of live locations, were approximately $16.4 million and $15.1 million as of September 30, 2026 and December 31, 2025, respectively. Payments are due over varying terms of the individual agreements and are discounted at the Company’s incremental borrowing rate associated with its long-term debt at the time the contract is acquired. The net present value of payments due was $13.8 million and $12.7 million as of September 30, 2026 and December 31, 2025, respectively, of which approximately $3.1 million and $2.5 million was included in current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The route and customer acquisition cost asset was comprised of upfront payments made on the contracts of $33.1 million and $31.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company has upfront payments of commissions paid to the third parties for the acquisition of the customer contracts that are subject to a clawback provision if the customer cancels the contract prior to completion. The payments subject to a clawback were $2.4 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Route and customer acquisition costs consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cost	$52,342	$48,727
Accumulated amortization	(20,115)	(17,580)
Route and customer acquisition costs, net	$32,227	$31,147
Amortization expense of route and customer acquisition costs was $1.1 million and $3.3 million for the three and nine months ended September 30, 2026, respectively. In comparison, amortization expense of route and customer acquisition costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.
Note 7. Location Contracts Acquired
Location contract assets acquired in business acquisitions are recorded at fair value based on an income approach. Location contracts acquired consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cost	$347,208	$335,029
Accumulated amortization	(164,147)	(148,623)
Location contracts acquired, net	$183,061	$186,406
Amortization expense of location contracts acquired was $5.2 million and $15.5 million for the three and nine months ended September 30, 2026, respectively. In comparison, amortization expense of location contracts acquired was $5.1 million and $15.2 million for the three and nine months ended September 30, 2025, respectively.
Note 8. Goodwill and Other Intangible Assets
The Company had goodwill of $114.7 million and $114.4 million as of September 30, 2026 and December 31, 2025, of which $32.3 million was deductible for tax purposes as of September 30, 2026. Goodwill is tested for impairment annually or when triggering events occur. There were no indicators of impairment of goodwill as of September 30, 2026.
On June 1, 2026, the Company acquired Rice Palace, Inc. (“Rice Palace”), a Louisiana based operator, for a total purchase price of $6.1 million, of which $0.3 million was recorded as goodwill.
The following are the changes in the carrying amount of the Company's goodwill balance during the period (in thousands):

Goodwill balance as of January 1, 2026	$114,426
Addition to goodwill for acquisition of Rice Palace	311
Goodwill balance as of September 30, 2026	$114,737
Other intangible assets
Other intangible assets, net consist of definite-lived trade names, customer relationships, software applications and indefinite-lived operating licenses. Other intangible assets are amortized over their estimated 7 to 20-year useful lives.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other intangible assets consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026			December 31, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	7 years	$6,800	$(4,702)	$2,098	$6,800	$(4,112)	$2,688
Software Applications	8 years	7,800	(4,224)	3,576	7,800	(3,494)	4,306
Trade Names	20 years	11,700	(2,299)	9,401	11,700	(1,859)	9,841
Operating Licenses	Indefinite	44,199	N/A	44,199	44,199	N/A	44,199
		$70,499	$(11,225)	$59,274	$70,499	$(9,465)	$61,034
Amortization expense of other intangible assets was $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, and 2025, respectively.
In May 2025, a one-time payment of $9.5 million was required to open the casino at Fairmount Park (“Fairmount”). This payment, which represents a one-time gaming license fee to register the gaming positions in the casino, was recorded as an indefinite-lived operating license.
In October 2026, the Company closed Jorgenson’s Lounge, one of its previously acquired retail establishments in Montana. The Company owns an indefinite-lived operating license associated with this acquisition totaling $0.8 million, which it plans to market and sell.
Indefinite-lived intangibles are tested for impairment annually or when triggering events occur. There were no indicators of impairment of indefinite-lived intangibles as of September 30, 2026.
Note 9. Debt
The Company’s debt as of September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$—	$12,000
Term Loan facility	570,000	600,000
Total borrowings	570,000	612,000
Add: Remaining premium on interest rate caplets financed as debt	—	83
Total debt	570,000	612,083
Less: Debt issuance costs	(3,906)	(4,663)
Total debt, net of debt issuance costs	566,094	607,420
Less: Current maturities	(30,000)	(37,583)
Total debt, net of current maturities	$536,094	$569,837
As of September 30, 2026, the weighted-average interest rate on the Company’s borrowings was approximately 5.6%.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Other Financing Activities
From time to time, the Company may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $3.8 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively, of which $1.5 million and $1.7 million are recorded in accounts payable and other accrued expenses with the remaining $2.3 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, respectively.
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
On January 30, 2026, following the expiration of the caplets and to continue to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate, the Company entered into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
The Company recognized an unrealized gain, net of taxes, on the change in fair value of the interest rate hedging instruments of $6.2 million and $8.4 million for the three and nine months ended September 30, 2026, respectively. In comparison, the Company recognized an unrealized loss, net of taxes, of $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. For more information on how the Company determines the fair value of the interest rate hedging instruments, see Note 12.
The Company recognized interest income on the caplets of $0.4 million for the nine months ended September 30, 2026, as the caplets expired in January of 2026. In comparison, the Company recognized interest income on the caplets of $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations.
As of September 30, 2026, there has been no realized gain or loss on the interest rate collar.
Note 10. Business and Asset Acquisitions
2026 Business Acquisitions
Tiki Lounge
On August 1, 2026, the Company completed the acquisitions of substantially all of the assets of Twisted Cooks, LLC and Waffle Iron, Inc., each the owner of a licensed video draw poker establishment (collectively referred to as “Tiki Lounge”). The acquisition was for a total purchase price of $1.4 million, paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) building totaling $0.8 million, ii) land totaling $0.2 million, iii) inventory, amusement equipment and furniture and fixtures totaling less than $0.1 million, and iv) location contracts totaling $0.3 million. The results of operations for Tiki Lounge are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Great Lakes Vending
On July 27, 2026, the Company completed an acquisition of certain assets of Great Lakes Vending Corporation (“GLV”), an Illinois-based terminal operator. The acquisition was for a total purchase price of $4.0 million, paid in cash at closing. The acquisition was accounted for as an asset acquisition in accordance with Topic 805. The purchase price was allocated to the following assets: i) gaming equipment totaling $0.4 million, ii) redemption equipment totaling less than $0.1 million, and iii) location contracts totaling $3.6 million. The results of operations for GLV are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.
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
Rice Palace
On June 1, 2026, the Company acquired Rice Palace, a Louisiana based operator and licensed video poker truck stop, for a total purchase price of $6.1 million, which included $5.3 million paid in cash at closing with the remaining $0.7 million recorded as consideration payable. The acquisition was accounted for as a business combination in accordance with Topic 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as shown in the table below. The Company also assumed a lease for the land on which the acquired building is located. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed of $0.3 million has been recorded as goodwill. The Rice Palace acquisition resulted in goodwill as a result of a higher consideration paid driven by the maturity and quality of Rice Palace’s operations, industry and workforce. The Company integrated Rice Palace into its existing truck stop operations in Louisiana. The results of operations for Rice Palace are included in the condensed consolidated financial statements of the Company from the date of acquisition and were not material.

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
Consideration Payable
The Company has a contingent consideration payable related to certain locations, as defined in each respective acquisition agreement, which are placed into operation during a specified period after the acquisition date. The fair value of contingent consideration is included in consideration payable on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The contingent consideration accrued is measured at fair value on a recurring basis. The Company presents on its condensed consolidated statement of cash flows, payments for consideration payable within 90 days in investing activities, payments after 90 days and up to the acquisition date fair value in financing activities, and payments in excess of the acquisition date fair value in operating activities.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Current and long-term portions of consideration payable consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Fair Share Gaming	$1,470	$8,170	$1,349	$8,050
Skyhigh	4,858	—	520	3,998
IVSM	99	—	194	—
IGE	576	625	586	1,138
Island	100	—	100	—
Dynasty	124	—	243	—
Randy’s	—	—	175	—
Toucan Gaming	497	2,730	475	2,604
Pelican	174	—	239	—
Rice Palace	754	—	—	—
Total	$8,652	$11,525	$3,881	$15,790
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
Assets measured at fair value
The following tables summarize the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	$11,921	$—	$11,921	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate hedging instruments	$430	$—	$430	$—

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Interest rate hedging instruments
The Company determines the fair value of the interest rate hedging instruments using quotes that are based on models whose inputs are observable SOFR forward interest rate curves. The valuation of the interest rate hedging instruments is considered to be a Level 2 fair value measurement as the significant inputs are observable. Unrealized changes in the fair value of the interest rate hedging instruments are classified within other comprehensive income on the accompanying condensed consolidated statements of comprehensive income. Realized gains on the interest rate hedging instruments are recorded to interest expense, net on the accompanying condensed consolidated statements of operations and included within cash payments for interest, net on the condensed consolidated statements of cash flow.
Liabilities measured at fair value
The following tables summarize the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,777	$—	$—	$16,777
Contingent earnout shares	31,463	—	31,463	—
Total	$48,240	$—	$31,463	$16,777

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$16,253	$—	$—	$16,253
Contingent earnout shares	33,676	—	33,676	—
Total	$49,929	$—	$33,676	$16,253
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
Contingent earnout shares
The Company determined the fair value of the contingent earnout shares based on the market price of the Company's Class A-1 common stock. The liability, by tranche, is then stated at present value based on i) an interest rate derived from the Company's borrowing rate and the applicable risk-free rate and ii) an estimate on when it expects the contingent earnout shares to convert to Class A-1 common stock. The valuation of the Company's contingent earnout shares is considered to be a Level 2 fair

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

value measurement. Changes in the fair value of contingent earnout shares are included within loss on change in fair value of contingent earnout shares on the accompanying condensed consolidated statements of operations.
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
Treasury Stock
On November 22, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase program of up to $200 million of Class A-1 common stock. On February 27, 2025, the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million of Class A-1 common stock (as amended, the “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2026, the Company had acquired a total of 19.8 million shares under the share repurchase program at a total purchase price of $208.3 million, of which 2.2 million shares at a total purchase price of $24.9 million were acquired during the nine months ended September 30, 2026.
Note 14. Segment Reporting
The Company assesses its reportable segments on an annual basis or as changes in its business occur. As part of its assessment, the Company has determined its chief operating decision maker (“CODM”) to be its Chief Executive Officer (“CEO”). Effective August 7, 2026, Mark Phelan became the Company’s new CEO replacing Andrew Rubenstein. The Company’s CEO is ultimately responsible for the operating performance of the Company and the allocation of resources. The CODM assesses financial performance and allocates resources based on Adjusted EBITDA. Adjusted EBITDA is used by the CODM to understand the Company’s underlying drivers of profitability, trends in its business, and to facilitate company-to-company and period-to-period comparisons. Segment asset information is provided to the CODM to support the CODM’s assessment of performance but is not used to allocate resources.
The Company defines Adjusted EBITDA as net income plus:
•Interest expense, net
•Depreciation and amortization of property and equipment
•Amortization of intangible assets and route and customer acquisition costs
•Stock-based compensation expense
•(Gain) loss on change in fair value of contingent earnout shares
•Loss on debt extinguishment

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
◦Loss from unconsolidated affiliates
◦Emerging markets, which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where the Company’s operations are developing
•Income tax expense
The Company’s distributed gaming reportable segment consists of the installation, maintenance, and operation of electronic gaming machines, redemption devices that disburse winnings and contain ATM functionality and other amusement devices in authorized non-casino locations such as restaurants, bars, convenience stores, liquor stores, truck stops and grocery stores. The Company’s operations and services are consistent in the Company’s markets.
The Company has determined that with the acquisition of Fairmount in December 2024, it has two operating segments: distributed gaming and casino and racing as of September 30, 2026. However, the casino and racing operating segment does not meet the criteria of a reportable segment from a quantitative standpoint as of September 30, 2026. The Company will continue to evaluate from a quantitative and qualitative standpoint whether the casino and racing operating segment meets the criteria of a reportable segment.
Significant segment expenses, including disaggregated significant expenses that are presented within general and administrative expenses, are presented in the Company’s condensed consolidated statement of operations and are included in the table below.
The following table presents financial information with respect to the Company’s single reportable segment, distributed gaming, for the three and nine months ended September 30, 2026 and 2025. Additionally, the Company has included an "all other" operating segment which is its casino and racing operations that is neither individually reportable nor able to be aggregated or combined with another operating segment.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributed gaming
Total net revenues (1)	$350,910	$319,418	$1,046,562	$963,857
Adjustments: (2)
Cost of revenue	245,038	220,849	729,384	666,734
Compensation related costs - operations (3)	22,114	22,646	65,345	64,734
Compensation related costs - general and administrative (3)	15,561	11,743	43,769	37,121
All other segment items (4) (6)	11,457	12,523	39,370	40,555
Adjusted EBITDA for distributed gaming	$56,740	$51,657	$168,694	$154,713

Adjusted EBITDA for “all other” operating segment (5)	$743	$(487)	$1,470	$(849)

Less Adjustments for:
Interest expense, net	$8,729	$8,622	$25,872	$26,078
Depreciation and amortization of property and equipment	$14,098	$13,339	$41,787	$38,735
Amortization of intangible assets and route and customer acquisition costs	6,974	6,389	20,587	19,001
Stock-based compensation expense	3,800	3,504	9,542	8,384
(Gain) loss on change in fair value of contingent earnout shares	(5,756)	(2,170)	(2,214)	1,209
Loss on debt extinguishment	—	1,090	—	1,090
All other adjustments (6)	3,823	2,599	10,357	9,612
Income before income tax expense	$25,815	$17,797	$64,233	$49,755
Income tax expense	5,211	4,492	16,459	14,575
Net income	$20,604	$13,305	$47,774	$35,180
(1)Total net revenues is further disaggregated by revenue stream as included on the condensed consolidated statements of operations.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)Compensation related costs represent payroll and other related costs that are included in general and administrative on the condensed consolidated statements of operations.
(4)All other segment items include other operating and general and administrative expenses (such as general and administrative expenses related to parts, advertising, information technology, etc.) which are included in general and administrative on the condensed consolidated statements of operations and cost of manufacturing goods sold, as well as, adjustments for stock-based compensation expense and emerging markets.
(5)All corporate expenses were allocated to the distributed gaming reportable segment as of September 30, 2026 and 2025. The "all other" operating segment had total net revenues of $12.6 million and $36.7 million; cost of revenues of $3.9 million and $13.8 million; compensation related costs of $4.2 million and $11.4 million in operations and $0.4 million and $0.9 million in general and administrative; and all other segment items of $3.4 million and $9.1 million for the three and nine months ended September 30, 2026, respectively. In comparison, the "all other" operating segment had total net revenues of $10.3 million and $25.7 million; cost of revenues of $4.7 million and $10.0 million; compensation related costs of $3.3 million and $8.5 million in operations and $1.1 million and $3.0 million in general and administrative; and all other segment items of $1.7 million and $5.0 million for three and nine months ended September 30, 2025, respectively.
(6)Other expense, net was $3.2 million and $9.7 million; loss contributed from unconsolidated affiliates was less than $0.1 million; and emerging markets was $0.6 million for both the three and nine months ended September 30, 2026, respectively. Other expense, net was $2.6 million and $9.5 million; loss contributed from unconsolidated affiliates and emerging markets was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the assets associated with the distributed gaming segment are $1.1 billion and the assets for the "all other" operating segment were $64.2 million. See the condensed consolidated financial statements for other financial information (such as cash used for capital expenditures, etc.) regarding the Company’s reportable segment.
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
The Company issued 378,350 RSUs to certain eligible employees during the third quarter of 2026, which will vest over a period of less than 2 years to 3 years, as applicable. The granted fair value of these stock-based awards totaled $4.6 million.
The Company also issued 135,378 performance-based restricted stock units (“PSUs”) to certain eligible employees during the third quarter of 2026. The PSUs consist of two award types, each subject to distinct company performance and market conditions, with a performance measurement period of January 1, 2026 through December 31, 2028. The granted fair value of these stock-based awards totaled $4.9 million.
Stock Price PSUs
The Company granted 126,127 PSUs with an aggregate grant date fair value of $4.8 million that vest upon the achievement of specified stock price targets over the performance measurement period. The fair value of these awards was estimated using a Monte Carlo simulation model, reflecting the market condition embedded in the award structure. Compensation expense is recognized over the derived service period and is not reversed if the stock price targets are not met. However, if a participant forfeits the award prior to vesting due to termination of service, any previously recognized compensation expense related to that award will be reversed.
Total Shareholder Return PSUs
The Company granted 9,251 PSUs with an aggregate grant date fair value of $0.1 million that vest based on the Company's relative total shareholder return ("TSR") measured against the Russell 3000 Index over the performance measurement period. The fair value of these awards was estimated using a Monte Carlo simulation model, which incorporates the market condition into the grant-date fair value. Compensation expense for these awards is recognized over the requisite service period regardless of whether the TSR market condition is ultimately achieved. However, if a participant forfeits the award prior to vesting due to termination of service, any previously recognized compensation expense related to that award will be reversed.
The Company used a Monte Carlo simulation model based on risk-neutral Geometric Brownian Motion ("GBM") with 250,000 simulation trials to estimate the grant-date fair values of the Company's PSU awards. The following table summarizes the key assumptions used to estimate the grant-date fair values of each PSU award type:

	Stock Price PSUs	TSR PSUs
Grant-date fair value per unit	$37.65	$15.89
Simulation methodology	Risk-neutral GBM	Risk-neutral GBM
Number of simulation trials	250,000	250,000
Expected volatility	34.19%	34.19%
Risk-free interest rate	4.32%	4.32%
Expected term (in years)	2.34	2.34
Benchmark / hurdle	Stock price targets	Russell 3000 Index

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Stock-based compensation expense, which pertains to the Company’s RSUs and PSUs, was $3.8 million and $9.5 million for the three and nine months ended September 30, 2026, respectively. In comparison, stock-based compensation expense was $3.5 million and $8.4 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense is included within general and administrative expenses in the condensed consolidated statements of operations.
Note 16. Income Taxes
The Company recognized income tax expense of $5.2 million and $16.5 million for the three and nine months ended September 30, 2026, respectively. In comparison, the Company recognized income tax expense of $4.5 million and $14.6 million for the three and nine months ended September 30, 2025, respectively.
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The effective tax rate (income taxes as a percentage of income before income taxes) was 20.2% and 25.6% for the three and nine months ended September 30, 2026, respectively, compared to 25.2% and 29.3% for the three and nine months ended September 30, 2025, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for income tax purposes and was the primary driver for the fluctuations in the tax rate year over year.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business taxpayers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce the Company’s overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to the Company’s current tax expense for the periods presented, which were offset by an increase to deferred tax expense.
On May 1, 2026, the Company purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. The Company used the purchased tax credits on its 2025 federal tax return to the extent allowable. Excess credits that were not utilized on the 2025 federal tax return were carried back to tax years 2022-2024 and fully utilized. The Company received the refunds associated with these tax credits in the third quarter of 2026.
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
On August 21, 2012, one of the Company’s operating subsidiaries entered into certain agreements with Jason Rowell (“Rowell”), a member of Action Gaming LLC (“Action Gaming”), which was an unlicensed terminal operator that had exclusive rights to place and operate electronic gaming machines within a number of establishments, including the Defendant Establishments. Under agreements with Rowell, the Company agreed to pay him for each licensed establishment which decided to enter into an exclusive location agreement with Accel. In late August and early September 2012, each of the Defendant

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Establishments signed a separate location agreement with the Company, purporting to grant the Company the exclusive right to operate electronic gaming machines in those establishments. Separately, on August 24, 2012, Action Gaming sold and assigned its rights to all its location agreements to J&J, including its exclusive rights with the Defendant Establishments (the “J&J Assigned Agreements”). At the time of the assignment of such rights to J&J, the Defendant Establishments were not yet licensed by the Illinois Gaming Board (“IGB”). As a result of subsequent litigation, the Supreme Court of Illinois determined that the IGB has exclusive jurisdiction to decide the validity and enforceability of electronic gaming machines use agreements, including the J&J Assigned Agreements. On October 9, 2026, the parties to the related 2012 lawsuit brought by Action Gaming and J&J against the Company entered into a mutual release of all claims, with all claims to be dismissed with prejudice.
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
In February 2023, an Illinois municipality issued an order against the Company for the alleged failure to pay a terminal operator tax (“TO Tax”) for the privilege of operating electronic gaming machines within the municipality. The TO Tax was adopted by the municipality on June 8, 2021, but there was no enforcement of this tax until the Company was issued a notice of hearing in February 2023. In April 2023, the Company, along with numerous other terminal operators, filed a complaint in the Circuit Court of Cook County, Illinois contesting the validity and enforceability of the TO Tax and won a temporary restraining order. On March 21, 2025, the Circuit Court of Cook County ruled favorably for the Company. The municipality has appealed this ruling.

Accel Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 18. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Accel Entertainment, Inc.	$20,574	$13,364	$47,740	$35,318

Basic weighted average outstanding shares of common stock	81,944	84,719	82,180	85,289
Dilutive effect of stock-based awards for common stock	1,456	1,368	1,455	1,274
Diluted weighted average outstanding shares of common stock	83,400	86,087	83,635	86,563

Earnings per common share:
Basic	$0.25	$0.16	$0.58	$0.41
Diluted	$0.25	$0.16	$0.57	$0.41
Anti-dilutive stock-based awards, contingent earnout shares and warrants excluded from the calculations of diluted EPS were 4.5 million and 4.2 million shares as of September 30, 2026 and 2025, respectively.
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
Pursuant to the Purchase Agreement, the Company is also required to make annual installment payments to Toucan Management of $500,000 on the anniversary of the closing of the Toucan Acquisition. Eight annual installment payments remained outstanding as of September 30, 2026 as one of the anniversary payments was paid at closing. The Company paid the third installment under the Purchase Agreement on November 2, 2026. The installment payments are not affected by Mr. Guidroz’s employment with the Company and continue to be governed by the Purchase Agreement. The Purchase Agreement also provides that remaining unpaid installment payments may accelerate upon specified events, including certain sale transactions involving the Company or Toucan Gaming.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intend,” “may,” “strategy,” “prospects,” “estimate,” “will,” “should,” “could,” “project,” “target,” “anticipate,” and other similar words and involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include risks related to the security of our electronic gaming machines and cash at third-party locations, including theft, vandalism and other criminal activity, as well as those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Company Overview
We are a leading distributed gaming operator in the United States (“U.S.”), as well as a developer of brick-and-mortar casinos that serve local gaming markets and horse racing venues. We are a preferred partner for local business owners in the markets we serve. We offer turnkey, full-service gaming solutions to bars, restaurants, convenience stores, truck stops, and fraternal and veteran establishments across the country as well as casinos and horse racing venues. Our focus is providing unmatched customer support, guidance, and expertise so our location partners can grow their businesses with an additional revenue stream. We install, maintain, operate and service electronic gaming machines and related equipment for our location partners as well as redemption devices that have automated teller machine (“ATM”) functionality and stand-alone ATMs. We offer amusement devices, including jukeboxes, dartboards, pool tables, and other entertainment related equipment. These operations provide a complementary source of lead generation for our gaming business by offering a “one-stop” source of additional equipment for our location partners.
We also design and manufacture electronic gaming machines and related equipment. We are continuously evaluating additional opportunities that are complementary to our core business.
In October 2026, we commenced operations in Wyoming and initiated the winding down of our operations in West Virginia. The West Virginia wind-down is expected to be completed in November 2028 and is not expected to have a material impact on our results of operations. We currently operate in the following states:

State	Year Operations Started or Year of Acquisition	Branding	Operations

Illinois	2012	Accel Entertainment
•Establishments with a liquor license (Up to 6 electronic gaming machines)
–Bars/restaurants/retail
–Gaming cafes
–Fraternal organizations
–Veterans’ organizations
•Truck stops (Up to 6 electronic gaming machines)
•Large truck stops (Up to 10 electronic gaming machines)
•Received our first licenses for the City of Chicago at the end of October

State	Year Operations Started or Year of Acquisition	Branding	Operations
Illinois	2024	Fairmount Park - Casino + Racing
•Operates a thoroughbred horse race track with 57 race days anticipated in 2026
•Operates a casino with ~260 gaming positions and 7 table games
•Revenue share agreement with FanDuel
•Offers attractive food and beverage offerings throughout the year

Montana	2022	Century Gaming	•Business locations licensed to sell alcoholic beverages for on-premises consumption only, including locations restricted to offering a maximum of 20 electronic gaming machines

Montana	2022	Grand Vision Gaming
•Designs and manufactures electronic gaming machines and software that are sold to Montana, South Dakota, and West Virginia
•Develops proprietary electronic gaming machines and related software as well as other ancillary equipment for our distributed gaming routes in Montana, Nevada, Nebraska and Georgia
•In October 2026, we decided to exit the West Virginia market.

Montana	2023	Yellowstone Casino and other local retail/parlor locations
•Retail gaming locations licensed to sell alcoholic beverages and offering a maximum of 20 electronic gaming machines
•Certain locations have attractive food offerings
•Currently, we have four parlor locations (reduced from five following the October 2026 closure of Jorgenson’s Lounge)

Nevada	2022	Century Gaming
•Non-casino locations where gaming is incidental to the primary business being conducted at the location, including:
–Grocery/drug/convenience stores
–Bars/restaurants/taverns
–Liquor stores
•Games are generally limited to 15 or fewer electronic gaming machines with no other forms of gaming activity permitted

Nebraska	2022	Accel Entertainment
•Operate cash devices in retail locations throughout the state
•Retail establishments include any business location that is open to the public for the sale of goods other than electronic gaming machines and that possesses a valid sales tax permit

Georgia	2020	Bulldog Gaming	•Operates skill-based coin-operated amusement machines with winnings paid by gift cards through redemption terminals or Bulldog Wallet for noncash merchandise, prizes, toys, gift cards, or novelties

Louisiana	2024	Toucan Gaming
•Truck stop gaming parlors (up to 60 electronic gaming machines)
•Establishments with a liquor license (up to 4 electronic gaming machines)
–Bars/restaurants/retail
–Fraternal organizations
–Veterans’ organizations

Iowa	2021	Accel Entertainment
•Operate amusement concessions, including games of chance and games of skill, which we define as electronic gaming machines
•Bars, taverns, and restaurants with a certain class of liquor license are permitted to operate up to four electrical or mechanical games of chance

Pennsylvania	2023	Accel Entertainment	•Licensed to operate at qualified truck stops •Actively exploring opportunities

Wyoming	2026	Accel Entertainment
•In October 2026, we started operating skill-based amusement games in retail establishments, primarily truck stops
•Retail establishments may include local bars, restaurants, truck stops, and fraternal organizations throughout the state

We are subject to the various gaming regulations in the states in which we operate, as well as various other federal, state and local laws and regulations.
Distributed Gaming Competitive Landscape
We compete in the distributed gaming landscape on the basis of the responsiveness of our service to our locations and players, and the popularity, content, features, quality, functionality and reliability of our products. In the distributed gaming industry, we generally operate in markets where our electronic gaming machine revenue splits are either statutorily determined or negotiated, as follows:

Statutory Splits	Negotiated Splits
Net electronic gaming machine income splits are statutorily predetermined; minimum and maximum wagers are mandated by the applicable governing bodies	Net electronic gaming machine income splits are negotiated
Pricing is not considered a factor as revenue splits with our locations are mandated by law	Pricing is a driver in contract negotiations as all revenue splits are negotiated
Location and customer experience are key differentiating factors for selecting us over our competitors	Our focus on player appeal, customer service and reputation are also key factors impacting competition
Our markets with statutory splits are: Illinois, Georgia, Pennsylvania	Our markets with negotiated splits are: Montana, Nevada, Nebraska, Iowa, Louisiana, Wyoming
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

Macroeconomic and Other Factors
Ongoing interest rate uncertainty, persistent inflation, economic impacts from the conflict in Iran, and increased and/or reciprocal tariffs may increase the risk of an economic recession and volatility in the capital or credit markets in the U.S. and other markets globally. Our location partners may be adversely impacted by changes in overall economic and financial conditions, and certain location partners may cease operations in the event of a recession or inability to access financing. Furthermore, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Economic conditions that adversely impact players’ ability and desire to spend disposable income at our location partners may adversely affect our results of operations and cash flows. For the first nine months of 2026, we have not observed any material impacts to our business or outlook from the macroeconomic factors noted above.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
Because our electronic gaming machines are located at third-party establishments, we are subject to incidents of theft and vandalism affecting machines and their cash contents. While these incidents have not had a material effect on our business, financial condition or results of operations to date, we continue to evaluate security measures and insurance coverage relating to these incidents.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes impacting business taxpayers with various effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Among the tax law changes that impact us are those that relate to the timing of certain tax deductions including depreciation expense, interest expense and research and development expenditures. Because these tax law changes impact the timing of these deductions, they will not reduce our overall effective tax rate. However, these tax law changes have resulted in a favorable reduction to our current tax expense for the periods presented, which were offset by an increase to deferred tax expense.

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
Manufacturing. Manufacturing revenue represents sales of electronic gaming machines and software as well as other ancillary equipment.
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
Cost of manufacturing goods sold. Cost of manufacturing goods sold consists of costs associated with the sale of electronic gaming machines and software as well as other ancillary equipment.
General and administrative. General and administrative expenses consist of operating expense and general and administrative expense. Operating expense includes compensation-related costs for service technicians, route technicians, route security, preventative maintenance personnel and marketing. Operating expense also includes vehicle fuel and maintenance, and non-capitalizable parts expenses. Operating expenses are generally proportionate to the number of locations and electronic gaming machines. General and administrative expense includes compensation-related costs for account managers and other corporate personnel. In addition, general and administrative expense also includes information technology, insurance, rent and professional fees.
Depreciation and amortization of property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized over the shorter of the useful life or the lease.
Amortization of intangible assets and route and customer acquisition costs. Route and customer acquisition costs consist of fees paid at the inception of contracts entered into with third parties and our gaming locations, which allows us to install and operate electronic gaming machines. The route and customer acquisition costs and route and customer acquisition costs payable are recorded at the net present value of the future payments using a discount rate equal to our incremental borrowing rate associated with our long-term debt. Route and customer acquisition costs are amortized on a straight-line basis over 18 years, which is the expected estimated life of the contract, including expected renewals.
Location contracts acquired in a business combination are recorded at fair value and then amortized as an intangible asset on a straight-line basis over the expected useful life of 15 years.
Other intangible assets acquired in a business acquisition are recorded at fair value and then amortized as an intangible asset on a straight-line basis over their estimated 7 to 20-year useful lives.

Interest expense, net
Interest expense, net consists of interest on our credit facility, amortization of financing fees, accretion of interest on route and customer acquisition costs payable, and interest (income) expense on the interest rate hedging instruments. Interest on the current credit facility is payable monthly on unpaid balances at the variable per annum Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin, as defined under the terms of the credit facility, ranging from 1.50% to 2.50% depending on the first lien net leverage ratio.
Income tax expense
Income tax expense consists mainly of taxes payable to federal, state and local authorities. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.
Results of Operations
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2026 and 2025:

(in thousands, except %'s)	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues:
Net gaming	$343,393	$308,481	$34,912	11.3%
Amusement	4,992	4,977	15	0.3%
Manufacturing	948	1,678	(730)	(43.5)%
ATM fees and other	14,222	14,557	(335)	(2.3)%
Total net revenues	363,555	329,693	33,862	10.3%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	248,985	225,511	23,474	10.4%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	499	916	(417)	(45.5)%
General and administrative	60,954	55,600	5,354	9.6%
Depreciation and amortization of property and equipment	14,098	13,339	759	5.7%
Amortization of intangible assets and route and customer acquisition costs	6,974	6,389	585	9.2%
Other expenses, net	3,245	2,577	668	25.9%
Total operating expenses	334,755	304,332	30,423	10.0%
Operating income	28,800	25,361	3,439	13.6%
Interest expense, net	8,729	8,622	107	1.2%
Loss from unconsolidated affiliates	12	22	(10)	(45.5)%
Gain on change in fair value of contingent earnout shares	(5,756)	(2,170)	(3,586)	(165.3)%
Loss on debt extinguishment	—	1,090	(1,090)	(100.0)%
Income before income tax expense	25,815	17,797	8,018	45.1%
Income tax expense	5,211	4,492	719	16.0%
Net income	$20,604	$13,305	$7,299	54.9%

Net revenues
Total net revenues for the three months ended September 30, 2026 were $363.6 million, an increase of $33.9 million, or 10.3%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $34.9 million, which reflected an increase in gaming locations, electronic gaming machines and revenue from our casino operations, partially offset by a decrease in manufacturing revenue of $0.7 million, or 43.5%, due to lower equipment and software sales. Net revenues by state are presented below:

(in thousands, except %s)	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues by state:
Illinois	$257,925	$239,041	$18,884	7.9%
Montana	41,051	40,471	580	1.4%
Nevada	32,896	26,238	6,658	25.4%
Nebraska	12,057	8,501	3,556	41.8%
Louisiana	11,341	9,465	1,876	19.8%
Georgia	7,247	5,092	2,155	42.3%
Other	1,038	885	153	17.3%
Total net revenues	$363,555	$329,693	$33,862	10.3%
Cost of revenue
Cost of revenue for the three months ended September 30, 2026 was $249.0 million, an increase of $23.5 million, or 10.4%, compared to the prior-year period, driven by higher net gaming revenue and revenue from our casino operations, as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the three months ended September 30, 2026 was $0.5 million, a decrease of $0.4 million, or 45.5%, compared to the prior-year period due to the previously mentioned decrease in equipment and software sales.
General and administrative
General and administrative expenses for the three months ended September 30, 2026 were $61.0 million, an increase of $5.4 million, or 9.6%, compared to the prior-year period. The increase was primarily attributable to higher compensation-related costs, professional fees and advertising costs.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the three months ended September 30, 2026 was $14.1 million, an increase of $0.8 million, or 5.7%, compared to the prior-year period due to an increased number of electronic gaming machines.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the three months ended September 30, 2026 were $7.0 million, an increase of $0.6 million, or 9.2%, compared to the prior-year period. The increase was primarily due to an increase in route and customer acquisition costs.
Other expenses, net
Other expenses, net for the three months ended September 30, 2026 were $3.2 million, an increase of $0.7 million, or 25.9%, compared to the prior-year period. The increase was primarily attributable to higher non-recurring costs and losses on sales of assets, partially offset by lower fair value adjustments associated with the revaluation of contingent consideration liabilities.

Interest expense, net
Interest expense, net for the three months ended September 30, 2026 was $8.7 million, which was an increase of $0.1 million, or 1.2%, compared to the prior-year period. We experienced lower interest rates and a decrease in average outstanding debt, partially offset by the absence of the prior year benefit realized on our interest rate hedging instruments. For the three months ended September 30, 2026, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 5.6% compared to 6.4% in the prior-year period.
Gain on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the three months ended September 30, 2026 was a gain of $5.8 million, compared to a gain of $2.2 million in the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
A loss on debt extinguishment of $1.1 million was recorded for the three months ended September 30, 2025 in connection with the entry into a new Credit Agreement on September 10, 2025. For more information on our new Credit Agreement, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the three months ended September 30, 2026 was $5.2 million, an increase of $0.7 million, or 16.0%, compared to the prior-year period. The effective tax rate for the three months ended September 30, 2026 was 20.2% compared to 25.2% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for income tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.

The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2026 and 2025:

(in thousands, except %'s)	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues:
Net gaming	$1,022,193	$924,351	$97,842	10.6%
Amusement	16,067	16,402	(335)	(2.0)%
Manufacturing	2,756	7,299	(4,543)	(62.2)%
ATM fees and other	42,222	41,462	760	1.8%
Total net revenues	1,083,238	989,514	93,724	9.5%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	743,221	676,741	66,480	9.8%
Cost of manufacturing goods sold (exclusive of depreciation and amortization expense shown below)	1,403	3,878	(2,475)	(63.8)%
General and administrative	178,558	163,482	15,076	9.2%
Depreciation and amortization of property and equipment	41,787	38,735	3,052	7.9%
Amortization of intangible assets and route and customer acquisition costs	20,587	19,001	1,586	8.3%
Other expenses, net	9,749	9,490	259	2.7%
Total operating expenses	995,305	911,327	83,978	9.2%
Operating income	87,933	78,187	9,746	12.5%
Interest expense, net	25,872	26,078	(206)	(0.8)%
Loss from unconsolidated affiliates	42	55	(13)	(23.6)%
(Gain) loss on change in fair value of contingent earnout shares	(2,214)	1,209	(3,423)	(283.1)%
Loss on debt extinguishment	—	1,090	(1,090)	(100.0)%
Income before income tax expense	64,233	49,755	14,478	29.1%
Income tax expense	16,459	14,575	1,884	12.9%
Net income	$47,774	$35,180	$12,594	35.8%

Net revenues
Total net revenues for the nine months ended September 30, 2026 were $1,083.2 million, an increase of $93.7 million, or 9.5%, compared to the prior-year period. This increase was primarily driven by higher net gaming revenue of $97.8 million, which reflected an increase in gaming locations, electronic gaming machines and revenue from our casino operations, partially offset by a decrease in manufacturing revenue of $4.5 million, or 62.2%, due to lower equipment and software sales. Net revenues by state are presented below:

(in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Net revenues by state:
Illinois	$775,198	$717,954	$57,244	8.0%
Montana	122,380	121,715	665	0.5%
Nevada	93,880	80,933	12,947	16.0%
Nebraska	35,662	23,612	12,050	51.0%
Louisiana	32,415	28,119	4,296	15.3%
Georgia	20,526	14,231	6,295	44.2%
Other	3,177	2,950	227	7.7%
Total net revenues	$1,083,238	$989,514	$93,724	9.5%
Cost of revenue
Cost of revenue for the nine months ended September 30, 2026 was $743.2 million, an increase of $66.5 million, or 9.8%, compared to the prior-year period, driven by higher net gaming revenue as described above.
Cost of manufacturing goods sold
Cost of manufacturing goods sold for the nine months ended September 30, 2026 was $1.4 million, a decrease of $2.5 million, or 63.8%, compared to the prior-year period due to the previously mentioned decrease in equipment and software sales.
General and administrative
General and administrative expenses for the nine months ended September 30, 2026 were $178.6 million, an increase of $15.1 million, or 9.2%, compared to the prior-year period. The increase was attributable to higher compensation-related costs, professional fees and advertising costs.
Depreciation and amortization of property and equipment
Depreciation and amortization of property and equipment for the nine months ended September 30, 2026 was $41.8 million, an increase of $3.1 million, or 7.9%, compared to the prior-year period due to an increased number of electronic gaming machines.
Amortization of intangible assets and route and customer acquisition costs
Amortization of intangible assets and route and customer acquisition costs for the nine months ended September 30, 2026 were $20.6 million, an increase of $1.6 million, or 8.3%, compared to the prior-year period was primarily due to an increase in route and customer acquisition costs.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2026 were $9.7 million, an increase of $0.3 million, or 2.7%, compared to the prior-year period. The increase was primarily attributable to losses on sales of assets, partially offset by lower non-recurring expenses, lower fair value adjustments associated with the revaluation of contingent consideration liabilities and lower lobbying and legal expenses related to new markets.

Interest expense, net
Interest expense, net for the nine months ended September 30, 2026 was $25.9 million, a decrease of $0.2 million, or 0.8%, compared to the prior-year period. We experienced lower interest rates and a decrease in average outstanding debt, partially offset by a lower benefit realized on our interest hedging instruments. For the nine months ended September 30, 2026, the weighted average interest rate, excluding the impact of our interest rate caplets, was approximately 5.6% compared to a rate of approximately 6.5% for the prior-year period.
(Gain) loss on change in fair value of contingent earnout shares
The change in the fair value of contingent earnout shares for the nine months ended September 30, 2026 was a gain of $2.2 million, compared to a loss of $1.2 million in the prior-year period. The change was primarily due to the change in the market value of our Class A-1 common stock, which is the primary input to the valuation of the contingent earnout shares.
Loss on debt extinguishment
A loss on debt extinguishment of $1.1 million was recorded for the nine months ended September 30, 2025 in connection with the entry into a new Credit Agreement on September 10, 2025. For more information on our new Credit Agreement, see the discussion within the Liquidity and Capital Resources later in this section.
Income tax expense
Income tax expense for the nine months ended September 30, 2026 was $16.5 million, an increase of $1.9 million, or 12.9%, compared to the prior-year period. The effective tax rate for the nine months ended September 30, 2026 was 25.6% compared to 29.3% in the prior-year period. Our effective income tax rate can vary from period to period depending on, among other factors, the amount of permanent tax adjustments and discrete items. The change in the fair value of the contingent earnout shares is considered a permanent, non-taxable item for income tax purposes and can be the primary driver for the fluctuations in the tax rate year over year.
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
•Number of locations;
•Number of electronic gaming machines; and
•Location hold-per-day
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

The following table sets forth information with respect to our primary locations:

	As of September 30,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	2,685	2,728	(43)	(1.6)%
Montana	631	625	6	1.0%
Nevada	553	370	183	49.5%
Nebraska	306	276	30	10.9%
Louisiana	108	96	12	12.5%
Georgia	422	356	66	18.5%
Total	4,705	4,451	254	5.7%
Number of electronic gaming machines
The number of electronic gaming machines in operation is based on a combination of third-party portal data and data from our internal systems. We utilize this metric to continually monitor growth from existing locations, organic openings, purchased locations, and competitor conversions.
The following table sets forth information with respect to the number of electronic gaming machines in our primary locations:

	As of September 30,		Increase / (Decrease)
	2026	2025	Change	Change (%)
Illinois	15,519	15,641	(122)	(0.8)%
Montana	6,805	6,628	177	2.7%
Nevada	4,099	2,757	1,342	48.7%
Nebraska	1,115	991	124	12.5%
Louisiana	818	670	148	22.1%
Georgia	1,192	1,027	165	16.1%
Total	29,548	27,714	1,834	6.6%

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
The following tables set forth information with respect to our location hold-per-day in our primary locations for the three and nine months ended:

	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Illinois	$957	$876	$81	9.2%
Montana	633	621	12	1.9%
Nevada	613	734	(121)	(16.5)%
Nebraska	405	307	98	31.9%
Louisiana	1,125	977	148	15.1%
Georgia	182	146	36	24.7%

	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)
Illinois	$968	$888	$80	9.0%
Montana	637	614	23	3.7%
Nevada	675	761	(86)	(11.3)%
Nebraska	418	284	134	47.2%
Louisiana	1,110	988	122	12.3%
Georgia	176	148	28	18.9%
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
•(Gain) loss on change in fair value of contingent earnout shares
•Loss on debt extinguishment
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
◦Loss from unconsolidated affiliates
◦Emerging markets which reflects the results, on an Adjusted EBITDA basis, for non-core jurisdictions where our operations are developing
•Markets are no longer considered emerging when we have installed or acquired at least 500 electronic gaming machines in the jurisdiction, or when 24 months have elapsed from the date we first install or acquire electronic gaming machines in the jurisdiction, whichever occurs first.
•Prior to June 2025, Pennsylvania was considered an emerging market.
•From June 2025 through June 2026, we had no emerging markets.
•As of July 2026, the City of Chicago and Wyoming are considered emerging markets.

Adjusted EBITDA

(in thousands, except %s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$20,604	$13,305	$47,774	$35,180
Adjustments:
Interest expense, net	8,729	8,622	25,872	26,078
Income tax expense	5,211	4,492	16,459	14,575
Depreciation and amortization of property and equipment	14,098	13,339	41,787	38,735
Amortization of intangible assets and route and customer acquisition costs	6,974	6,389	20,587	19,001
Stock-based compensation expense	3,800	3,504	9,542	8,384
(Gain) loss on change in fair value of contingent earnout shares	(5,756)	(2,170)	(2,214)	1,209
Loss on debt extinguishment	—	1,090	—	1,090
All other adjustments (1)	3,823	2,599	10,357	9,612
Adjusted EBITDA	$57,483	$51,170	$170,164	$153,864

(1)Other expense, net was $3.2 million and $9.7 million; loss contributed from unconsolidated affiliates was less than $0.1 million; emerging markets was $0.6 million for both the three and nine months ended September 30, 2026, respectively. Other expense, net was $2.6 million and $9.6 million; loss contributed from unconsolidated affiliates and emerging markets was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively.
Adjusted EBITDA for the three months ended September 30, 2026, was $57.5 million, an increase of $6.3 million, or 12.3%, compared to the prior-year period. Adjusted EBITDA for the nine months ended September 30, 2026, was $170.2 million, an increase of $16.3 million, or 10.6%, compared to the prior-year period. The increase for both periods was attributable to an increase in the number of locations and electronic gaming machines.
Liquidity and Capital Resources
We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the Credit Agreement (as defined below) will be sufficient to meet our capital requirements for the next twelve months and the foreseeable future thereafter. Our primary short-term cash needs are paying operating expenses and contingent earnout payments, purchases of property and equipment, servicing outstanding indebtedness, and funding our Board of Directors (“Board”) approved share repurchase program and near-term acquisitions. As of September 30, 2026, we had $294.4 million in cash and cash equivalents.
Credit Agreement
In order to refinance our prior credit facility, we entered into a Credit Agreement, dated as of September 10, 2025 (the “Credit Agreement”), by and among us, Accel Entertainment LLC, the lenders from time to time party thereto, CIBC Bank USA, as administrative agent and collateral agent for the lenders and lead arranger, Fifth Third Bank, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Truist Securities, Inc., as joint lead arrangers, and Bank of America, N.A. as documentation agent.
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
As of September 30, 2026, the weighted-average interest rate on our borrowings under the Credit Agreement was approximately 5.6%.
We were in compliance with all debt covenants under the Credit Agreement as of September 30, 2026 and expect to remain in compliance for the next 12 months.
Other Financing Activities
From time to time, we may take advantage of favorable financing terms offered by vendors for purchases of property and equipment. Financed property and equipment totaled $3.8 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively, of which $1.5 million is recorded in accounts payable and other accrued expenses for both periods with the remaining $2.3 million and $3.1 million recorded in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, respectively.
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
On January 30, 2026, following the expiration of the caplets and to continue to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate, we entered into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
We recognized an unrealized gain, net of taxes, on the change in fair value of the interest rate hedging instruments of $6.2 million and $8.4 million for the three and nine months ended September 30, 2026. In comparison, we recognized an unrealized loss, net of taxes, of $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively.
We recognized interest income on the caplets of $0.4 million for the nine months ended September 30, 2026, as the caplets expired in January of 2026. In comparison, we recognized interest income on the caplets of $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. These amounts are reflected in interest expense, net in the condensed consolidated statements of operations.
As of September 30, 2026, there has been no realized gain or loss on the interest rate collar.
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
Tax credit purchases
On May 1, 2026, we purchased $18.2 million of 2025 production tax credits for a total cost of $16.9 million. We used the purchased tax credits on our 2025 federal tax return to the extent allowable. Excess credits that were not utilized on the 2025 federal tax return were carried back to tax years 2022-2024 and fully utilized. We received the refunds associated with these tax credits in the third quarter of 2026.
Cash Flows
The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this filing:

(in thousands, except %s)	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	Change ($)	Change (%)

Net cash provided by operating activities	$142,137	$119,795	$22,342	18.7%
Net cash used in investing activities	(70,241)	(80,697)	10,456	13.0%
Net cash used in financing activities	(74,108)	(30,168)	(43,940)	(145.7)%
Net cash provided by operating activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $142.1 million, an increase in cash provided of $22.3 million compared to the prior-year period due primarily to favorable working capital adjustments largely due to the timing associated with the payment of our state gaming taxes and a decrease in income tax receivables due to refunds received in the quarter, further supported by increases in operating income attributable to higher revenues.
Net cash used in investing activities
For the nine months ended September 30, 2026, net cash used in investing activities was $70.2 million, a decrease in cash used of $10.5 million compared to the prior-year period. The decrease in cash used was primarily attributable to less cash used for the purchase of property, plant and equipment, and the absence of cash paid for an operating license in the prior year period, partially offset by increased cash used for business acquisitions. We anticipate our capital expenditures will be approximately $75-85 million in 2026.
Net cash used in financing activities
For the nine months ended September 30, 2026, net cash used in financing activities was $74.1 million, an increase in cash used of $43.9 million compared to the prior-year period. The increase is primarily attributable to higher net repayments on debt and repurchases of our common stock.

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
Interest rate risk
We are exposed to interest rate risk in the ordinary course of business. Borrowings under our credit facility were $570.0 million as of September 30, 2026. If the underlying interest rates were to increase by 1.0%, or 100 basis points, the increase in interest expense on our floating rate debt could negatively impact future earnings and cash flows by approximately $5.7 million annually, assuming the balance outstanding under the credit facility remained at $570.0 million.
In order to protect against higher interest rates in the future on our credit facility, we hedged the variability of the cash flows attributable to the changes in the 1-month SOFR interest rate on the first $300 million of the term loan by entering into a 4-year series of 48 deferred premium caplets on January 12, 2022, which expired in January 2026. The caplets protected our exposure when the 1-month SOFR interest rate exceeded 2%.
On January 30, 2026, the Company continued to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR interest rate by entering into an interest rate collar. The collar, which is designated as a cash flow hedge, establishes a cap interest rate of 4.00% and a floor interest rate of 2.9215%. The interest rate collar is structured so its notional amount and timing exactly match the term loan’s outstanding balance and scheduled principal payments. The interest rate collar matures in September 2029.
Cash and cash equivalents are held in cash vaults, highly liquid checking and money market accounts, electronic gaming machines, redemption terminals, ATMs, and amusement equipment. As a result, these amounts are not materially affected by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2026, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 22, 2021, we announced that our Board had approved a share repurchase program of up to $200 million of our Class A-1 common stock. On February 27, 2025, we announced that the Board approved an amendment to the share repurchase program to replenish the dollar amount that may be purchased under the program back to up to $200 million of Class A-1 common stock (as amended, our “share repurchase program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, in compliance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at our discretion.
All share repurchases were made under our publicly announced share repurchase program, and there are no other programs under which we repurchase shares. Repurchases under our share repurchase program, during applicable restricted trading windows that we periodically establish, are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act.

The following table presents a summary of share repurchases made during the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program (in millions)

July 1, 2026 - July 31, 2026	29,278	$11.93	29,278	$145.3

August 1, 2026 - August 31, 2026	83,880	$11.89	83,880	$144.3

September 1, 2026 - September 30, 2026	511,112	$11.36	511,112	$138.5

Total	624,270	$11.46	624,270
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On September 14, 2026, Derek Harmer, our Chief Compliance Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Harmer Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of our Class A-1 common stock. The Harmer Rule 10b5-1 Plan was adopted during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Harmer Rule 10b5-1 Plan provides for the potential sale of up to 100,000 shares of our Class A-1 common stock, so long as the market price of our Class A-1 common stock is higher than certain minimum threshold prices specified in the Harmer Rule 10b5-1 Plan between January 15, 2027 and December 31, 2027.
The Harmer Rule 10b5-1 Plan included a representation from Mr. Harmer to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or our securities subject to the plan at the time the plan was entered into. A similar representation was made to us in a certification provided in connection with the adoption of the plan under our insider trading policy. These representations were made as of the date of adoption of the applicable plan or certification, as applicable, and speak only as of those dates. In making these representations, there is no assurance with respect to any material nonpublic information of which the applicable officer was unaware, or with respect to any material nonpublic information acquired by Mr. Harmer or by us after the applicable date of the representation.
Once executed, transactions under the Harmer Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Harmer, or our other officers or directors.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1 **	Form of New Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2026)

10.2 **
Transition Agreement, dated July 14, 2026, by and between Accel Entertainment, Inc., and Derek Harmer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2026)

10.3 **
Amended and Restated Employment Agreement, dated July 14, 2026, by and between Accel Entertainment, Inc. and Stan Guidroz (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 14, 2026)

10.4 * **	Amended and Restated Executive Employment Agreement, dated September 1, 2026, by and between Accel Entertainment Gaming, LLC and Steven W. Arntzen

10.5 * **	Executive Employment Agreement, dated September 28, 2026, by and between Accel Entertainment Gaming, LLC and John Houseal

10.6 * **	Executive Employment Agreement, dated October 12, 2026, by and between Accel Entertainment Gaming, LLC and Irina Feldman

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 ^	Section 1350 Certification of Principal Executive Officer

32.2 ^	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)
*    Filed herewith.
^    Furnished herewith.
**    Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL ENTERTAINMENT, INC.

Date: November 3, 2026	By:	/s/ Christie Kozlik
Christie Kozlik Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)